Form 10-Q
period 2016-09-30
Trade Desk, Inc.
filed 2016-11-10
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:  001-37879

THE TRADE DESK, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1887399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 N. Chestnut Street

Ventura, California  93001

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(805) 585-3434

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of November 4, 2016, the registrant had 5,366,767 shares of Class A common stock and 33,206,209 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$123,968	$4,047
Accounts receivable, net	274,008	191,943
Prepaid expenses and other current assets	5,536	3,812
TOTAL CURRENT ASSETS	403,512	199,802
Property and equipment, net	10,545	6,625
Deferred taxes, net	1,171	1,171
Other assets, non-current	4,492	2,633
TOTAL ASSETS	$419,720	$210,231
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$206,194	$108,461
Accrued expenses and other current liabilities	14,007	9,937
Financing obligation, current portion	721	502
TOTAL CURRENT LIABILITIES	220,922	118,900
Debt, net	50,847	44,888
Convertible preferred stock warrant liabilities	—	6,927
Other liabilities, non-current	1,732	140
Financing obligation, non-current	485	1,030
TOTAL LIABILITIES	273,986	171,885
Commitments and contingencies (Note 10)
Convertible preferred stock, par value $0.000001; zero shares authorized, issued and outstanding as of September 30, 2016; 68,521 shares authorized, 66,330 shares issued and outstanding as of December 31, 2015; liquidation preference of $27,997 as of December 31, 2015	—	24,204
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2016; zero shares authorized, issued and outstanding as of December 31, 2015	—	—
Common stock, par value $0.000001; 1,000,000 and zero Class A shares authorized, 5,367 and zero shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively; 95,000 and 130,000 Class B shares authorized, 33,149 and 10,884 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	170,832	1,039
Retained earnings (accumulated deficit)	(25,098)	13,103
TOTAL STOCKHOLDERS’ EQUITY	145,734	14,142
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$419,720	$210,231

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$52,956	$28,768	$130,516	$71,178
Operating expenses:
Platform operations	10,422	5,968	26,617	15,610
Sales and marketing	11,600	6,838	31,282	18,530
Technology and development	7,292	3,411	17,694	8,507
General and administrative	8,591	3,359	21,442	8,536
Total operating expenses	37,905	19,576	97,035	51,183
Income from operations	15,051	9,192	33,481	19,995
Interest expense	1,347	295	2,664	716
Change in fair value of preferred stock warrant liabilities	4,653	673	9,458	1,162
Foreign currency exchange loss, net	87	408	489	934
Total other expense, net	6,087	1,376	12,611	2,812
Income before income taxes	8,964	7,816	20,870	17,183
Provision for income taxes	5,320	3,211	10,668	6,904
Net income	$3,644	$4,605	$10,202	$10,279
Net income (loss) attributable to common stockholders	$972	$1,453	$(37,007)	$6,922
Earnings (loss) per share:
Basic	$0.08	$0.14	$(3.23)	$0.68
Diluted	$0.06	$0.10	$(3.23)	$0.26
Weighted average shares outstanding:
Basic	12,629	10,228	11,461	10,193
Diluted	17,064	14,231	11,461	16,586

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Retained
	Convertible		Class A and Class B		Additional	Earnings	Total
	Preferred Stock		Common Stock(1)		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2015	66,330	$24,204	10,884	$—	$1,039	$13,103	$14,142
Exercise of common stock options	—	—	626	—	433	—	433
Stock-based compensation	—	—	—	—	1,057	—	1,057
Issuance of series C convertible preferred stock, net of issuance costs	11,501	59,871	—	—	—	—	—
Reclassification of preferred stock warrant liability upon net exercise of warrant	789	3,789	—	—	—	—	—
Repurchase of convertible preferred stock	(12,384)	(4,623)	—	—	(1,168)	(46,041)	(47,209)
Repurchase and retirement of common stock	—	—	(189)	—	—	(2,362)	(2,362)
Issuance of Class A common stock upon initial public offering, net of underwriters’ commissions and offering costs of $10,366	—	—	4,667	—	73,634	—	73,634
Conversion of convertible preferred stock to Class B common stock in connection with initial public offering	(66,236)	(83,241)	22,079	—	83,241	—	83,241
Conversion of warrant for convertible preferred stock to a warrant for Class B common stock in connection with initial public offering	—	—	—	—	12,596	—	12,596
Net exercise of warrant to purchase Class B common stock	—	—	449	—	—	—	—
Net income	—	—	—	—	—	10,202	10,202
Balance at September 30, 2016	—	$—	38,516	$—	$170,832	$(25,098)	$145,734

(1)     See Note7-Capitalization for discussion of the establishment of the Company’s two classes of common stock and the reclassification of its common stock into Class B common stock prior to the Company’s initial public offering in September 2016.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months
	Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$10,202	$10,279
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,612	1,123
Stock-based compensation	1,048	251
Change in fair value of preferred stock warrant liabilities	9,458	1,162
Other	810	532
Changes in operating assets and liabilities:
Accounts receivable	(82,322)	(49,016)
Prepaid expenses and other assets	(2,425)	(2,908)
Accounts payable	94,352	10,749
Accrued expenses and other liabilities	5,252	2,303
Net cash provided by (used in) operating activities	38,987	(25,525)
INVESTING ACTIVITIES:
Purchase of property and equipment	(3,516)	(1,463)
Capitalized software development costs	(1,796)	(1,236)
Redemption of short-term investment	—	551
Net cash used in investing activities	(5,312)	(2,148)
FINANCING ACTIVITIES:
Proceeds from line of credit	75,847	20,000
Repayment on line of credit	(40,000)	—
Repayment of term debt	(30,000)	—
Payment of debt financing costs	(976)	—
Payment of financing obligations	(326)	(53)
Proceeds from issuance of Series C convertible preferred stock	60,000	—
Repurchase of preferred stock and common stock	(54,000)	—
Proceeds from exercise of stock options	433	71
Payment of stock repurchase costs	(155)	—
Proceeds from the issuance of Class A common stock in initial public offering, net of
underwriting commissions	78,120	—
Payment of offering costs—initial public offering	(2,568)	—
Payment of Series C convertible preferred stock offering costs	(129)	—
Net cash provided by financing activities	86,246	20,018
Increase (decrease) in cash	119,921	(7,655)
Cash—Beginning of period	4,047	17,315
Cash—End of period	$123,968	$9,660

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$10,354	$8,342
Cash paid for interest	$1,379	$559
Capitalized assets financed by accounts payable	$1,803	$118
Asset retirement obligation	$354	$—
Stock-based compensation included in capitalized development costs	$9	$10
Conversion of convertible preferred stock to Class B common stock	$83,241	$—
Conversion of warrant for convertible preferred stock to a warrant for Class B common stock and net exercise of warrant to purchase Class B common stock	$12,596	$—
Deferred initial public offering costs included in accounts payable	$1,758	$—
Net exercise of warrants to purchase Series Seed convertible preferred stock	$3,789	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Operations

The Trade Desk, Inc. (the “Company”) was formed in November 2009 as a Delaware corporation. The Company is headquartered in Ventura, California and has offices in various cities in the United States, Europe, Asia and Australia. The Company is a technology company that empowers advertising agencies and other buyers by providing a self-service platform that enables clients to purchase and manage data-driven digital advertising campaigns across various advertising formats.

Initial Public Offering

In September 2016, the Company completed an initial public offering (“IPO”). See Note 7—Capitalization.

Risks

The Company is subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the related notes for the years ended December 31, 2014 and 2015 contained in the Company’s final prospectus related to its IPO (the “Prospectus”), which was filed with the Securities and Exchange Commission (“SEC”) on September 21, 2016 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year ending December 31, 2016.

There have been no significant changes in the Company’s accounting policies from those disclosed in the Prospectus. Commencing September 2016, the Company provided its employees with an opportunity to purchase Class A shares pursuant to its 2016 Employee Stock Purchase Plan (the “ESPP”) (see Note 8).

Reverse Stock Split

On September 2, 2016, the Company effected a 1-for-3 reverse stock split of its outstanding common stock and a proportional adjustment to the then existing conversion ratios for each series of convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in these condensed consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates under different assumptions or circumstances.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, which are the following:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted market prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3—Unobservable inputs.

Observable inputs are based on market data obtained from independent sources.

The carrying amounts of accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the line of credit and term loans approximates fair value based on borrowing rates currently available to the Company for financing with similar terms and were determined to be Level 2.

The Company’s convertible preferred stock warrants were measured using unobservable inputs that required a high level of judgment to determine fair value, and were thus classified as Level 3. Immediately prior to the closing of the Company’s IPO, all of the Company’s then-outstanding convertible preferred stock warrants were remeasured and automatically converted and reclassified into Class B common stock warrants and all remaining warrants were net exercised.

Certain long-lived assets, including property and equipment and capitalized software development costs, are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. To date, no impairments have been recorded on those assets.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year. During 2016, the FASB has continued to issue additional amendments to the new revenue guidance. The new revenue guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor determined the effect of this guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Under ASU 2015-05, if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt this guidance either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption was permitted. The Company’s adoption of this guidance during the three months ended March 31, 2016 did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, and requires a modified retrospective adoption, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including forfeitures, accounting for income taxes, classification of excess tax benefits on the statement of cash flows, statutory tax withholding requirements and other stock based compensation classification matters. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period with the impact of the adoption recorded as a cumulative-effect adjustment as of the beginning of the year in which the guidance is adopted. Changes in the classification of excess tax benefits on the statement of cash flows as a result of the adoption of this guidance may be recorded on a retrospective or prospective basis. The Company elected to early adopt this guidance during the three months ended June 30, 2016 and changed its accounting policy to record forfeitures of stock-based awards when they occur. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements. The Company had no excess tax benefits as of December 31, 2015 and elected to record any future excess tax benefits in the statement of cash flows as an operating activity on a prospective basis. The cumulative-effect adjustment as a result of the adoption of this guidance for the change in accounting policy for forfeitures was approximately $5,000 and was recorded in the statement of operations during the three months ended June 30, 2016, rather than an adjustment to the retained earnings as the amount was not material. The change in accounting policy to record forfeitures when they occur and the requirement to record excess tax benefits when they occur in the statement of operations will result in increased volatility in earnings in the future.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes such interim period. The adoption of ASU 2016-15 should be applied using a retrospective transition method to each period presented, unless impracticable to do so. The Company does not expect the adoption of ASU 2016-15 will have a material impact on its consolidated statement of cash flows.

Note 3—Earnings Per Share

In September 2016, and in preparation of the Company’s IPO and the establishment of two classes of common stock, each share of the then outstanding common stock was reclassified to Class B common stock. The Company sold Class A common stock in its IPO. As of September 30, 2016, the Company has two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations are as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Earnings (loss) per share—basic:
Numerator:
Net income	$3,644	$4,605	$10,202	$10,279
Less: Income attributable to convertible preferred stock	(2,672)	(3,152)	—	(7,150)
Add: Preferred stock modification	—	—	—	3,793
Less: Premium on repurchase of convertible preferred stock	—	—	(47,209)	—
Net income (loss) attributable to common stockholders	$972	$1,453	$(37,007)	$6,922
Denominator:
Weighted-average common shares outstanding	12,629	10,228	11,461	10,193
Earnings (loss) per share—basic	$0.08	$0.14	$(3.23)	$0.68

Earnings (loss) per share—diluted:
Numerator:
Net income (loss) attributable to common stockholders—basic	$972	$1,453	$(37,007)	$6,922
Add: Income attributable to dilutive convertible preferred stock	—	—	—	1,218
Less: Preferred stock modification	—	—	—	(3,793)
Net income (loss) attributable to common stockholders—diluted	$972	$1,453	$(37,007)	$4,347
Denominator:
Weighted-average shares outstanding	12,629	10,228	11,461	10,193
Dilutive convertible preferred stock	—	—	—	2,790
ESPP shares	5	—	—	—
Options to purchase common stock	4,430	4,003	—	3,603
Weighted-average shares outstanding—diluted	17,064	14,231	11,461	16,586
Earnings (loss) per share—diluted	$0.06	$0.10	$(3.23)	$0.26

The following table presents the anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Anti-dilutive options to purchase common stock	432	576	5,207	576
Common shares issuable upon conversion of convertible preferred stock	—	22,110	—	19,320
Anti-dilutive ESPP shares	—	—	2	—
Common shares issuable upon conversion of preferred stock warrants	—	730	—	730
Total shares excluded from earnings (loss) per share—diluted	432	23,416	5,209	20,626

Note 4—Fair Value Measurements

The financial instruments that are measured at fair value on a recurring basis were (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant Other
	As of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Convertible preferred stock warrant liabilities	$6,927	$—	$—	$6,927

The changes in the fair value of preferred stock warrants are summarized below (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Beginning balance	$7,943	$1,455	$6,927	$966
Change in value of preferred stock warrants recorded in other expense, net	4,653	673	9,458	1,162
Reclassification to convertible preferred stock upon net exercise of Series Seed warrant	—	—	(3,789)	—
Conversion of preferred stock warrants to common stock warrants upon the closing of the Company’s IPO on September 26, 2016	(12,596)	—	(12,596)	—
Ending balance	$—	$2,128	$—	$2,128

In connection with the Company’s IPO during September 2016, the outstanding warrants exercisable for 1,382,505 shares of convertible preferred stock were automatically converted into warrants exercisable for 460,834 shares of Class B common stock and net exercised resulting in the issuance of 448,545 shares of Class B common stock based on the IPO price of $18.00 per share and taking into account the 1-for-3 reverse stock split. The aggregate fair value of these warrants upon the closing of the IPO was $12.6 million, which was reclassified from liabilities to additional paid-in capital.

The Company determined the fair value of the preferred stock warrants utilizing the Black-Scholes model with the following assumptions:

	As of September 26, 2016		As of September 30, 2015
	Series Seed	Series A3	Series Seed	Series A3
Contractual term (years)	4.9	6.5	5.9	7.5
Expected volatility	59.1%	59.1%	59.2%	62.5%
Risk-free interest rate	1.12%	1.34%	1.56%	1.80%
Estimated dividend yield	—%	—%	—%	—%

Note 5—Accounts Payable

Accounts payable included the following (in thousands):

	As of	As of
	September 30,	December 31,
	2016	2015
Accounts payable–media and data	$195,690	$105,085
Accounts payable–other	10,504	3,376
Total	$206,194	$108,461

Note 6—Debt

Revolving Credit Facility

On March 30, 2016, the Company entered into a credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks, led by Citibank, N.A. The Revolving Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”), which the Company may draw upon as needed. Available funding commitments to the Company under the Credit Facility, subject to certain conditions, total up to $125.0 million. Under certain circumstances the available revolver borrowings may be increased by an additional $50.0 million. The Revolving Credit Agreement is collateralized by a pledge of certain of the Company’s accounts receivable, deposit accounts, intellectual property, investment property, and equipment, and availability under the Credit Agreement is based on the value of accounts receivable, as reduced by certain reserves.

Borrowed funds bear interest, dependent on the Company’s time and method of borrowing, at an annual rate of either a Base Rate or a LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a fluctuating interest rate equal to the greatest of (1) the Federal Funds rate plus 0.5%, (2) the Prime Rate, and (3) one month LIBOR rate plus 2.0%. The applicable margin is defined as a rate between 0.5% to 1.0% for Base Rate advances and between 1.5% and 2.0% for LIBOR advances, depending on the amount of monthly average excess availability on the facility. The fee for undrawn amounts ranges from 0.25% to 0.30%. Interest is payable either (a) monthly for Base Rate Borrowings or (b) the last day of the Interest Period applicable for LIBOR Rate Borrowings. At September 30, 2016, all borrowings were designated LIBOR Rate Borrowings that bore interest at a weighted average rate of 2.27%.

The Credit Facility matures and all outstanding amounts become due and payable in March 2018. The Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Credit Facility also requires the Company to maintain compliance with a consolidated fixed charge coverage ratio covenant of at least 1.15 to 1.00. As of September 30, 2016, the Company was in compliance with all covenants.

On March 30, 2016, the Company borrowed $50.8 million under the Revolving Credit Agreement to repay all then outstanding borrowings under, and terminate, the Company’s prior debt facility, as well as pay fees and expenses associated with the Revolving Credit Agreement. Through September 2016, the Company borrowed an additional $20.0 million under the Revolving Credit Agreement and this amount was repaid. As of September 30, 2016, $50.8 million was outstanding under the Revolving Credit Agreement.

In connection with a prior debt facility, the Company was required to pay a fee of $0.8 million upon the occurrence of a liquidity event, including the Company’s IPO.  This liquidation fee was paid at the completion of the Company’s IPO and recorded as a component of interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

Note 7—Capitalization

In February 2016, the Company increased the authorized shares of common stock from 130,000,000 shares to 142,000,000 shares and the authorized shares of convertible preferred stock from 68,520,540 shares to 80,021,127 shares, of which 11,500,587 shares were designated as Series C preferred stock (“Series C preferred stock”).

In September 2016, and in preparation of the Company’s IPO and the establishment of two classes of common stock, each share of the then outstanding common stock was reclassified to Class B common stock. The Class A and Class B have the same rights and preferences including rights to dividends, except the Class B is entitled to ten votes per share and the Class A is entitled to one vote per share.  Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company’s restated certificate of incorporation, including, without limitation, certain transfers for tax and estate planning purposes. In addition, upon the earlier of (1) the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of the then outstanding shares of Class A common stock and Class B common stock and (2) the affirmative vote or written consent of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock will convert automatically into Class A common stock, and no additional shares of Class B common stock will be issued. Prior to the reclassification of existing common stock to Class B common stock, the existing common stock was entitled to one vote per share.

Immediately prior to the completion of the IPO on September 26, 2016, the Company amended its certificate of incorporation to amend the number of authorized shares of common stock to 1,095,000,000 shares, par value $0.000001 per share, and 100,000,000 shares of preferred stock, par value, $0.000001 per share.  The authorized common stock consists of 1,000,000,000 shares of Class A common stock and 95,000,000 shares of Class B common stock.

No shares of the newly authorized preferred stock are outstanding at September 30, 2016. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Initial Public Offering

On September 26, 2016, the Company closed its IPO whereby 4,666,667 shares of Class A common stock were issued and sold by the Company and 700,000 shares of Class A common stock were sold by selling stockholders, pursuant to the underwriters’ exercise of their over-allotment option, at the IPO price of $18.00 per share. The Company received net proceeds from the offering of approximately $78.1 million after deducting underwriting discounts and commissions of $5.9 million, but before deducting offering costs of $4.5 million.  The Company did not receive any proceeds from the sales of shares by the selling stockholders. In connection with the Company’s IPO: (i) all shares of the Company’s outstanding Series Seed, A-1, A-2, A-3, B and C convertible preferred stock automatically converted into an aggregate 22,078,637 shares of Class B common stock on a one for one-third basis, including the 700,000 shares sold by selling shareholders which were converted from shares of Class B common stock to shares of Class A common stock prior to sale; and (ii) warrants exercisable for 1,382,505 shares of convertible preferred stock were automatically converted into warrants exercisable for 460,834 shares of Class B common stock and net exercised resulting in the issuance of 448,545 shares of Class B common stock based on the IPO price of $18.00 per share and taking into account the 1-for-3 reverse stock split.

In addition, upon completion of the IPO, costs associated with the IPO of $4.5 million were reclassified from other assets, non-current to additional paid-in capital.

Convertible Preferred Stock

In February 2016, the Company issued 11,500,587 shares of Series C convertible preferred stock for $60.0 million and used $54.0 million of the proceeds to repurchase 3,897,928 and 8,485,350 shares of Series Seed preferred stock (including shares issued upon exercise of warrant described below) and Series A preferred stock (comprising shares of Series A-1, A-2 and A-3), respectively, each at 80% of the Series C offering price per share of $5.22, and 188,786 shares of common stock at a price per share of $12.51. Warrants to purchase 808,135 shares of Seed preferred stock were net exercised, resulting in the issuance of 788,755 shares of Series Seed preferred stock of which 614,052 shares were then repurchased.

The repurchase price of the convertible preferred stock, including legal costs, of $51.8 million exceeded the carrying value of $4.6 million at the date of repurchase. The repurchase price in excess of the then carrying value of the preferred stock of $47.2 million was recorded as a reduction to additional paid-in capital of $1.2 million and a reduction to retained earnings of $46.0 million. For the computation of earnings per share for the nine months ended September 30, 2016, the repurchase price in excess of the then carrying value of the preferred stock of $47.2 million was recorded as an increase to net loss attributable to common stockholders.

Rights and Preferences of Convertible Preferred Stock

Prior to the Company’s IPO, the rights and preferences of convertible preferred stock were as follows:

Voting Rights:  Each holder of convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted. The holders of convertible preferred stock and the holders of common stock would vote together as a single class on all matters.

Dividends Rights:  The holders of Series C preferred stock had a preferential dividend right whereby they were entitled to receive a dividend prior to any other class of stock. After payment of any dividend to the holders of Series C preferred stock, the holders of Series B preferred stock had a preferential dividend right whereby they were entitled to receive a dividend prior to any other class of stock. After payment of any dividend to the holders of Series C preferred stock and the holders of Series B preferred stock, the other holders of convertible preferred stock on a pari passu basis were entitled to receive dividends declared by the Board of Directors out of any assets of the Company legally available prior to the payment of dividends to the holders of common Stock. The dividend rate was $0.008 for holders of Series Seed preferred, $0.010087 for holders of Series A-1 preferred stock, $0.011758 for Series A-2 preferred stock, $0.014698 for Series A-3 preferred stock, $0.194 for Series B preferred stock and $0.417 for Series C preferred stock, per share per annum, when and if declared. If a common stock dividend was declared, such that the convertible preferred holders’ share, on an as-converted basis, would exceed the amount declared under the specified preferred stock dividend rate, the convertible preferred holders were entitled to receive the greater amount, as if the convertible preferred stock was converted to common stock.

Liquidation Preferences:  In the event of any liquidation event, either voluntary or involuntary, the holders of Series B preferred stock and the holders of Series C preferred stock were entitled to receive, prior to the other holders of convertible preferred stock or common stock, on a pro rata and pari passau basis, an amount per share equal to the greater of their respective original issue price, plus any dividends declared but unpaid thereon or an amount as would have been payable had their shares of preferred stock immediately converted to common stock. After payment of the amounts to the Series B preferred stockholders and the Series C preferred stockholders, the other holders of convertible preferred stock were entitled to receive a liquidation preference of the greater of (1) the original issue price, plus any dividend declared but unpaid thereon and (2) such amount per share as would have been payable had all shares of the preferred stock been converted into common stock immediately prior to liquidation, dissolution or winding up. Thereafter, any remaining assets available for distribution were to be distributed among the holders of shares of common stock pro rata based on the number of shares held by each holder.

The liquidation preference provisions of the convertible preferred stock were considered contingent redemption provisions because there were certain elements that were not solely within the control of the Company, such as a change in control of the Company. Accordingly, prior to the conversion to common stock, the Company presented the convertible preferred stock within the mezzanine portion of the accompanying consolidated balance sheets.

Conversion Features:  Each share of convertible preferred stock was convertible at any time, at the option of the holder thereof, into such number of fully paid non-assessable shares of common stock as was determined by dividing the original issue price by the conversion price applicable to such share, in effect on the date of the conversion. The original issue price per share was $0.10 for Series Seed preferred stock, $0.126084 for Series A-1 preferred stock, $0.146976 for Series A-2 preferred stock, $0.183720 for Series A-3 preferred stock, $2.431 for Series B preferred stock and $5.217125 for Series C preferred stock. Prior to the IPO, the conversion price per share, as adjusted for the reverse stock split described in Note 2, was $0.30 for Series Seed preferred stock, $0.378252 for Series A-1 preferred stock, $0.440928 for Series A-2 preferred stock, $0.55116 for Series A-3 preferred stock, $7.293 for Series B preferred stock and $15.651375 for Series C preferred stock.

Each share of convertible preferred stock would automatically convert into shares of common stock at its then effective conversion rate immediately upon the earlier of (1) a Qualified IPO, and (2) the date specified by a vote of the holders of at least a majority of all then-outstanding shares of convertible preferred stock, voting together as a single class on an as-converted to common stock basis provided that each series of convertible preferred stock would not be converted as a result of such vote without the consent of the holders of a majority of the shares of such series of convertible preferred stock then outstanding.

Upon the conversion of the convertible preferred stock to common stock in connection with the Company’s IPO, the carrying value of the convertible preferred stock was reclassified to additional paid-in capital.

Preferred Stock Warrants

In 2011, the Company issued warrants to purchase 1.2 million shares of the Series Seed preferred stock, with an exercise price of $0.10 per share. The warrants expire upon the earlier of August 2021 or upon certain corporate events, as defined.

In 2013, the Company issued warrants to purchase 990,640 shares of the Company’s Series A-3 preferred stock, with an exercise price of $0.18372 per share. The warrants expire upon the earliest of (1) March 2023 (2) three years from the closing of the Company’s initial public offering and (3) upon a change in control, as defined.

In February 2016, warrants to purchase 808,135 shares of Series Seed preferred stock were net exercised resulting in the issuance of 788,755 shares of Series Seed preferred stock of which 614,052 shares were then repurchased in connection with the preferred stock repurchase discussed above.

In connection with the Company’s IPO during September 2016, the remaining outstanding warrants exercisable for 1,382,505 shares of convertible preferred stock were automatically converted into warrants exercisable for 460,834 shares of Class B common stock and net exercised resulting in the issuance of 448,545 shares of Class B common stock based on the IPO price of $18.00 per share and taking into account the 1-for-3 reverse stock split. See Note 4-Fair Value Measurements for discussion of the convertible preferred stock warrant valuation.

Note 8—Stock-Based Compensation

Stock-Based Compensation Expense

Total stock-based compensation expense, by operating expense category, in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Platform operations	$75	$34	$114	$51
Sales and marketing	200	34	318	88
Technology and development	216	24	330	53
General and administrative	165	24	286	59
Total	$656	$116	$1,048	$251

Stock Options

A summary of stock option activity for the nine months ended September 30, 2016, is as follows:

	Shares	Weighted-	Weighted-Average
	Under Option	Average	Contractual
	(in thousands)	Exercise Price	Life
Outstanding at December 31, 2015	5,177	$0.74	7.4 years
Granted	721	16.86
Exercised	(626)	0.69
Cancelled	(65)	2.51
Outstanding at September 30, 2016	5,207	2.96	7.0 years

The fair value of options on the date of grant is estimated based on the Black-Scholes option pricing model. The weighted average assumptions used to value options granted to employees during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Expected term (years)	6.1	5.9	6.0	6.0
Expected volatility	59.0%	65.8%	58.9%	68.5%
Risk-free interest rate	1.28%	1.68%	1.34%	1.57%
Estimated dividend yield	—%	—%	—%	—%

The weighted average grant date fair value per share of stock options granted for the three months ended September 30, 2016 and 2015 were $9.83 and $1.41, respectively. The weighted average grant date fair value per share of stock options granted for the nine months ended September 30, 2016 and 2015 were $9.27 and $0.89, respectively.

Stock-based compensation expense related to stock options totaled $0.4 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense related to stock options totaled $0.8 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, the Company had unrecognized employee stock-based compensation relating to stock options of approximately $7.5 million, which is expected to be recognized over a weighted-average period of 3.6 years.

Employee Stock Purchase Plan

In September 2016, the Company established an ESPP with 800,000 shares of Class A common stock available for issuance. In addition, on the first day of each calendar year beginning on January 1, 2017 and ending on (and including) January 1, 2026, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the least of (1) 800,000 shares, (2) 1% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (3) such smaller number of shares as determined by our board of directors.

Under the ESPP, all eligible employees were auto-enrolled upon the IPO and each eligible employee may authorize payroll deductions of up to 100% of their compensation to purchase shares of Class A common stock, subject to applicable ESPP and statutory limits. The ESPP provides for offering periods generally up to two years, with purchases occurring and new offering periods commencing generally every six months. The first ESPP purchase occurs on December 29, 2016, and subsequent purchases will generally occur on May 15th and November 15th each year. At each purchase date, employees are able to purchase shares at 85% of the lower of (i) the closing market price per share of Class A common stock on the employee’s enrollment into the applicable offering period or (ii) the closing market price per share of Class A common stock on the purchase date. The ESPP has an automatic reset feature, whereby the offering period resets if the fair value of the Company’s common stock on a purchase date is less than that on the original offering date.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

As of
September 30, 2016
Expected term (years)	1.3
Expected volatility	51.8%
Risk-free interest rate	0.61%
Estimated dividend yield	—%

The first offering period allows for cash contributions in addition to payroll deductions, and as a result, stock-based compensation expense for this offering period is marked-to-market at each reporting date. Stock-based compensation expense for ESPP is recognized on a graded-vesting attribution basis over the requisite service period of each award. The ESPP also has a six month holding period (twelve months for the first offering period) with respect to common stock purchases. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. Stock-based compensation expense related to ESPP totaled $0.2 million for the three and nine months ended September 30, 2016.

Note 9—Income Taxes

In determining the interim income tax provision, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory income rate of 35% primarily as a result of state taxes, foreign taxes, changes in the fair value of preferred stock warrant liabilities, and nondeductible stock-based compensation.

There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2016, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

Note 10—Commitments and Contingencies

At September 30, 2016, the Company has various non-cancelable operating leases primarily for its corporate and international offices. These leases expire at various times through 2022. Total rent expense was $1.5 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $3.1 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount
2016 (for remaining three months)	$628
2017	6,206
2018	7,683
2019	7,089
2020	6,750
Thereafter	6,186
$34,542

At September 30, 2016, the Company has non-cancelable commitments to its hosting services providers, marketing contracts and commitments to providers of software as a service. These commitments expire at various times through 2019.

At September 30, 2016, the Company’s purchase obligations were as follows (in thousands):

Year	Amount
2016 (for remaining three months)	$1,096
2017	1,735
2018	1,216
2019	358
$4,405

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2016.

Litigation

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, management does not believe that any of these proceedings or other claims will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Employment Contracts

The Company has entered into agreements with severance terms with certain employees and officers, all of whom are employed at-will. The Company may be required to accelerate the vesting of certain stock options in the event of changes in control, as defined and involuntary terminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements based upon or relating to our expectations, estimates, and projections. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in Part II of this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents we reference in this report and have filed with the SEC, including our final prospectus related to our initial public offering (“IPO”) on September 21, 2016, or the Prospectus, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a technology company that empowers ad buyers, by providing a self-service platform that enables our clients to purchase and manage data-driven digital advertising campaigns using their own teams. Our platform allows clients to manage integrated advertising campaigns across various advertising formats, including display, video and social, and on a multitude of devices, including computers, mobile devices, connected TV and digital radio, an approach that we refer to as omnichannel.

Our company was founded in 2009 by two pioneers of programmatic advertising buying who were motivated to allow buyers of advertising to precisely target audiences with the most relevant and highest performing ads. We commercially launched our platform in May 2011. Since launch, we have also extended our platform to address additional advertising formats. In 2011, approximately 100% of gross spend on our platform was for display advertising compared to 57% in 2015, with the remainder derived from mobile, video and social.

Our clients are the advertising agencies and other service providers for advertisers. By aligning our business with buyers, we avoid inherent conflicts of interest that exist when serving both the buy and sell-side, which we believe helps us build trust with our clients. We provide our platform through a self-service, browser based user interface and also enable clients to customize and build their own features and reports on our platform through our application programming interfaces. After adding a client through our sales team or an in-bound request, we teach clients how to use our platform to design and execute advertising campaigns independently.

We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising, data and other features through our platform, the total of which we refer to as gross spend. We enter into ongoing master service agreements with our clients as opposed to episodic insertion orders. To further align our interests with those of our clients, we do not buy advertising inventory in order to resell it to our clients for a profit.

Executive Summary

Highlights

For the three months ended September 30, 2016 and 2015:

•                  our revenue was $53.0 million and $28.8 million, respectively, representing a period over period increase of 84%;

•                  our net income was $3.6 million and $4.6 million, respectively; and

•                  our Adjusted EBITDA was $16.6 million and $9.3 million, respectively.

For the nine months ended September 30, 2016 and 2015:

•                  our revenue was $130.5 million and $71.2 million, respectively, representing a period over period increase of 83%;

•                  our net income was $10.2 million and $10.3 million, respectively; and

•                  our Adjusted EBITDA was $36.7 million and $20.4 million, respectively.

Adjusted EBITDA is a financial measure that is not in accordance with generally accepted accounting principles (“GAAP”). For information on how we compute Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA, see the section captioned “Non-GAAP Financial Data” below.

Trends, Opportunities and Challenges

The growing digitization of media and fragmentation of audiences has increased the complexity of advertising, and thereby increased the need for automation in ad buying, which we provide on our platform. In order to grow, we will need to continue to develop our platform’s programmatic capabilities and advertising inventory. We believe that key opportunities include our ongoing expansion into video and television ad inventory and continuing development of our data usage and advertising targeting capabilities.

We believe that our revenue as a percentage of gross spend, which is sometimes referred to as take rate, may fluctuate from period to period due to a number of factors, such as changes in the proportion of spend represented by our larger customers with the lowest platform fees, our clients’ use of platform features and volume discounts. Revenue as a percentage of gross spend may also decrease in the future, especially as we introduce and as our clients select new platform features, expand our omnichannel capabilities and add additional clients whose businesses may have different underlying business models. Further, we believe that our ability to integrate and offer television and digital radio advertising inventory for purchase through our platform, and in particular our ability to manage the increased costs that will accompany these purchases, will impact the future growth of our business.

We believe that growth of the programmatic advertising market is important for our ability to grow our business. Adoption of programmatic advertising by advertisers allows us to acquire new clients and grow revenue from existing clients. Although our clients include some of the largest advertising agencies in the world, we believe there is significant room for us to expand further within these clients and gain a larger amount of their advertising spend through our platform. We also believe that the industry trends noted above will lead to advertisers adopting programmatic advertising through platforms such as ours. However, even if the programmatic advertising market continues to grow at its current rate, our ability to position ourselves within the market will impact the future growth of our business.

Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory that we present to our clients. For example, we have expanded our native and digital audio advertising offerings through our recent integrations with supply-side partners.

We plan to invest for long-term growth. We anticipate that our operating expenses will increase significantly in the foreseeable future as we invest in platform operations and technology and development to enhance our product features, including programmatic buying of television ad inventory, and in sales and marketing to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to continue making investments in our infrastructure, including our information technology, financial and administrative systems and controls, to support our operations.

In addition, we believe the markets outside of the United States offer an opportunity for growth, and we intend to make additional investments in sales and marketing and product development to expand in these markets, including China and Indonesia, where we are making significant investments in launching our platform and growing our team.

We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$52,956	$28,768	$130,516	$71,178
Operating expenses:
Platform operations	10,422	5,968	26,617	15,610
Sales and marketing	11,600	6,838	31,282	18,530
Technology and development	7,292	3,411	17,694	8,507
General and administrative	8,591	3,359	21,442	8,536
Total operating expenses	37,905	19,576	97,035	51,183
Income from operations	15,051	9,192	33,481	19,995
Total other expense, net	6,087	1,376	12,611	2,812
Income before income taxes	8,964	7,816	20,870	17,183
Provision for income taxes	5,320	3,211	10,668	6,904
Net income	$3,644	$4,605	$10,202	$10,279

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	20	21	20	22
Sales and marketing	22	24	24	26
Technology and development	14	12	14	12
General and administrative	16	12	16	12
Total operating expenses	72	68	74	72
Income from operations	28	32	26	28
Total other expense, net	11	5	10	4
Income before income taxes	17	27	16	24
Provision for income taxes	10	11	8	10
Net income	7%	16%	8%	14%

*     Percentages may not sum due to rounding.

Revenue

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended September 30,	$52,956	$28,768	$24,188	84%
Nine months ended September 30,	$130,516	$71,178	$59,338	83%

The increases in revenue were primarily driven by increases in gross spend on our platform by existing clients added on or before September 30, 2015. During the three and nine months ended September 30, 2016, gross spend by existing clients increased by 70% and 81%, respectively, compared to the same prior year periods. Gross spend by existing clients represented approximately 87% and 90% of the total gross spend during the three and nine months ended September 30, 2016, respectively.

Platform Operations

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended September 30,	$10,422	$5,968	$4,454	75%
Percent of revenue	20%	21%
Nine months ended September 30,	$26,617	$15,610	$11,007	71%
Percent of revenue	20%	22%

The increase in platform operations expense for the three months ended September 30, 2016, compared to the same prior year period, was primarily due to an increase in hosting costs of $3.2 million and an increase in personnel costs of $1.0 million. The increase in hosting costs was primarily attributable to supporting the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team.

The increase in platform operations expense for the nine months ended September 30, 2016, compared to the same prior year period, was primarily due to an increase in hosting costs of $7.7 million and an increase in personnel costs of $2.6 million. The increases in hosting costs and personnel costs were primarily attributable to the factors described above.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended September 30,	$11,600	$6,838	$4,762	70%
Percent of revenue	22%	24%
Nine months ended September 30,	$31,282	$18,530	$12,752	69%
Percent of revenue	24%	26%

The increase in sales and marketing expense for the three months ended September 30, 2016, compared to the same prior year period, was primarily due to an increase in personnel costs of $2.8 million and an increase in marketing expenses of $1.2 million. The increase in personnel costs was primarily due to an increase in sales and marketing headcount in order to support our sales efforts and to continue to develop and maintain relationships with our clients. The increase in marketing expenses was mainly related to our participation in industry events, tradeshows and related public relations activities.

The increase in sales and marketing expense for the nine months ended September 30, 2016, compared to the same prior year period, was primarily due to an increase in personnel costs of $6.9 million, an increase in marketing expenses of $4.2 million, and an increase in allocated facilities costs of $1.5 million. The increases to personnel costs and marketing expenses were primarily attributable to the factors described above. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with the new facility operating leases entered into in late 2015 and in the nine months ended September 30, 2016.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended September 30,	$7,292	$3,411	$3,881	114%
Percent of revenue	14%	12%
Nine months ended September 30,	$17,694	8,507	$9,187	108%
Percent of revenue	14%	12%

The increase in technology and development expense for the three months ended September 30, 2016, compared to the same prior year period, was primarily due to an increase in personnel costs of $2.5 million. The increase in personnel costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain and support our technology and development efforts.

The increase in technology and development expense for the nine months ended September 30, 2016, compared to the same prior year period, was primarily due to an increase in personnel costs of $6.1 million, an increase in allocated facilities costs of $1.9 million and an increase in contractor and temporary staff costs of $1.1 million. The increases in personnel costs and contractor and temporary staff costs were primarily attributable to increased headcount and use of contractor and temporary staff to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new facility operating leases entered into in late 2015 and in the nine months ended September 30, 2016.

We expect technology and development expense to increase as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2016	2015	$	%
	($ in thousands)
Three months ended September 30,	$8,591	$3,359	$5,232	156%
Percent of revenue	16%	12%
Nine months ended September 30,	21,442	8,536	$12,906	151%
Percent of revenue	16%	12%

The increase in general and administrative expense for the three months ended September 30, 2016, compared to the same prior year period, was primarily due to an increase in personnel costs of $2.8 million and an increase in professional services fees of $1.4 million. The increase in personnel costs and professional services fees was primarily related to finance and legal services to support our growth and in preparation for our IPO.

The increase in general and administrative expense for the nine months ended September 30, 2016, compared to the same prior year period, was primarily due to an increase in personnel costs of $6.0 million, an increase in professional services fees of $4.0 million and an increase in contractor and temporary staff costs of $1.5 million. The increases in personnel costs and professional services fees were primarily attributable to the factors described above. The increase in contractor and temporary staff costs was primarily related to supplementing our finance headcount in preparation for our IPO.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our operations as a new public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with developing the requisite infrastructure required for internal controls.

Other Expense, Net

	2016	2015	$ Change
	(in thousands)
Three months ended September 30,	$6,087	$1,376	$4,711
Nine months ended September 30,	12,611	2,812	$9,799

The increase for the three months ended September 30, 2016, compared to the same prior year period, was primarily due to an increase in the fair value of our convertible preferred stock warrant liabilities of $4.0 million and an increase in interest expense of $1.1 million. The increase in the fair value of our convertible preferred stock warrant liabilities was primarily due to an increase in the valuation of our preferred stock and the increase in interest expense was primarily attributable to the liquidation fee of $0.8 million paid at the closing of our IPO related to our prior debt facility and an increase in our debt borrowings.

The increase for the nine months ended September 30, 2016, compared to the same prior year period, was primarily due to an increase in the fair value of our convertible preferred stock warrant liabilities of $8.3 million and an increase in interest expense of $1.9 million. These increases were primarily attributable to the factors described above.

Provision for Income Taxes

	2016	2015
	($ in thousands)
Three months ended September 30,	$5,320	$3,211
Effective tax rate	59.3%	41.1%
Nine months ended September 30,	$10,668	$6,904
Effective tax rate	51.1%	40.2%

The increases in the effective income tax rate for the three and nine months ended September 30, 2016, compared to the same prior year periods, were primarily due to higher non-deductible preferred stock warrant expense and stock-based compensation expense.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily through sales of common stock and convertible preferred stock, incurrence of debt, and cash generated from operations. Between our inception in November 2009 and September 2016, we generated aggregate proceeds of $87.9 million from the sale of convertible preferred stock and used an aggregate of $59.2 million to purchase shares of our capital stock. On September 26, 2016, we completed our IPO and we received proceeds, net of underwriting commissions, of $78.1 million from the issuance of Class A common stock. At September 30, 2016, we had cash of $124.0 million and net working capital, consisting of current assets less current liabilities, of $182.6 million.

We believe our existing cash, cash flow from operations, and our undrawn balance under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Quarterly Report on Form 10-Q.

In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Revolving Credit Facility

In March 2016, we entered into an asset-based senior secured credit facility with a syndicate led by Citibank, N.A., pursuant to which we may incur up to $125.0 million aggregate principal amount of revolver borrowings. Under certain circumstances, the available revolver borrowings may be increased by an additional $50.0 million. The amount of borrowing availability under the credit facility is based on our accounts receivable balance, reduced by reserves. At the entry into the credit facility, we incurred $50.8 million in revolver borrowings which were used to repay borrowings under our prior debt facility. Through September 2016, we borrowed an additional $20.0 million under the revolving credit facility and this amount was repaid. As of September 30, 2016, our outstanding principal balance under this revolving credit facility was $50.8 million.

Borrowed funds bear interest, dependent on our time and method of borrowing, at an annual rate of either a Base Rate or a LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a fluctuating interest rate equal to the greatest of (1) the Federal Funds rate plus 0.5%, (2) the Prime Rate, and (3) one month LIBOR rate plus 2.0%. The applicable margin is defined as a rate between 0.5% to 1.0% for Base Rate advances and between 1.5% and 2.0% for LIBOR advances, depending on the amount of monthly average excess availability on the facility. The fee for undrawn amounts ranges from 0.25% to 0.30%. Interest is payable either (a) monthly for Base Rate Borrowings or (b) the last day of the Interest Period applicable for LIBOR Rate Borrowings. At September 30, 2016, all borrowings were designated LIBOR Rate Borrowings that bore interest at a weighted average rate of 2.27%.

The credit facility matures and all outstanding amounts become due and payable in March 2018. The credit facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The credit facility also requires us to maintain compliance with a consolidated fixed charge coverage ratio covenant of at least 1.15 to 1.00. As of September 30, 2016, we were in compliance with such covenants. Our obligations under the credit facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, investment property and equipment.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash flows provided by (used in) operating activities	$38,987	$(25,525)
Cash flows used in investing activities	(5,312)	(2,148)
Cash flows provided by financing activities	86,246	20,018
Increase (decrease) in cash	$119,921	$(7,655)

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients and related payments to our suppliers of advertising inventory and data, as well as our investment in personnel to support the anticipated growth of our business. Cash flows from operating activities have been affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from clients and payments to suppliers can significantly impact our cash flows from operating activities. We typically pay suppliers in advance of collections from our clients. Our collection and payment cycles can vary from period to period. In addition, we expect seasonality to impact cash flows from operating activities on a sequential quarter basis.

We compute our average days sales outstanding, or DSO, and average days payable outstanding, or DPO, as of a given date based on our average trade receivables or trade payables, respectively, for the trailing 12-month period divided by, for DSO, average daily gross billings for the period, and for DPO, by the average daily cost of media, data, and operating expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the 12-month period. Historically, our DSOs have fluctuated over time. If our DSOs increase significantly, and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence our results of operations and financial condition would be adversely impacted. The following table summarizes the DSO and DPO for the periods presented.

	As of September 30,
	2016	2015
	(days)
DSO	86	78
DPO	63	49

The increase in DPO presented above resulted from our growth and increased volume of transactions with suppliers. Additionally, we have better aligned the timing of our payments with contractual payment terms.

For the nine months ended September 30, 2016, net cash provided by operating activities was largely impacted by accounts payable due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features and to a lesser extent, by income from operations, adjusted for non-cash items, including the change in fair value of preferred stock warrants due to the increased valuation of our common stock. Net cash provided by operating activities was partially offset by accounts receivable due to the increase in gross billings and the timing of cash receipts.

For the nine months ended September 30, 2015, net cash used in operating activities was largely impacted by accounts receivable due to the increase in gross billings and the timing of cash receipts. Net cash used in operating activities was partially offset by accounts payable due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features and income from operations, adjusted for non-cash items.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment in support of our expanding headcount as a result of our growth, and capital expenditures to develop our software in support of enhancing our technology platform. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our software development. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the nine months ended September 30, 2016 and 2015, net cash used in investing activities was primarily attributable to investments in property and equipment and our platform in order to support our rapid growth and further develop our platform.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities was largely impacted by net proceeds from our IPO, proceeds from our line of credit and proceeds from the issuance of Series C convertible preferred stock, which finance our operations, capital expenditures, platform development and rapid growth. Net cash provided by financing activities was partially offset by repayments of debt and the repurchase of preferred and common stock.

For the nine months ended September 30, 2015, net cash provided by financing activities was largely comprised of proceeds from our line of credit.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2016 other than operating leases and the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our debt obligations and non-cancelable leases for our various office facilities. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis. For additional information, refer to Note 10 of our condensed consolidated financial statements.

During the three months ended September 30, 2016, we entered into additional operating leases related to office facilities. The following table summarizes our non-cancelable minimum lease obligations at September 30, 2016:

Payments Due by Period
		Less than	1-3	3-5	More than
		1 Year	Years	Years	5 Years
	Total	(Remaining 2016)	(2017 and 2018)	(2019 and 2020)	(Thereafter)
(in thousands)
Operating lease obligations	$34,542	$628	$13,889	$13,839	$6,186

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Prospectus.

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 of our condensed consolidated financial statements.

Non-GAAP Financial Data

In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our business. The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$3,644	$4,605	$10,202	$10,279
Add back:
Depreciation and amortization expense	959	430	2,612	1,123
Stock-based compensation expense	656	116	1,048	251
Interest expense	1,347	295	2,664	716
Change in fair value of preferred stock warrant liabilities	4,653	673	9,458	1,162
Provision for income taxes	5,320	3,211	10,668	6,904
Adjusted EBITDA	$16,579	$9,330	$36,652	$20,435

We use Adjusted EBITDA as a measure of operational efficiency to understand and evaluate our core business operations. We believe that Adjusted EBITDA is useful to investors for period to period comparisons of our core business. Accordingly, we believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•                  although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•                  Adjusted EBITDA does not reflect: (a) changes in, or cash requirements for, our working capital needs; (b) the potentially dilutive impact of stock-based compensation; or (c) tax payments that may represent a reduction in cash available to us; and

•                  other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net income and our GAAP financial results.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign currency exchange and inflation risks.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our revolving credit facility as of September 30, 2016, a hypothetical one percentage point increase or decrease in the interest rate under our revolving credit facility would result in a corresponding increase or decrease in interest expense of approximately $0.5 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound, the Euro, Singapore Dollar, Indonesian Rupiah, Japanese Yen and Australian Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2016, would result in a foreign currency loss of approximately $2.5 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

From time to time we may enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

As we disclosed in our Prospectus, we identified certain material weaknesses in our internal control over financial reporting resulting from:

•                  our failure to maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements;

•                  the absence of formalized policies and controls designed to address accounting policies and procedures across multiple processes; and

•                  the absence of information technology general controls over certain financially significant applications and a lack of formal policies and procedures around segregation of duties.

As described in our Prospectus, and as discussed below, we are taking steps to remediate these material weaknesses in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate these material weaknesses.

Because of material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

As we disclosed in our Prospectus, we commenced measures to remediate the identified material weaknesses starting in 2015. Those remediation measures are ongoing and include the following:

•                  hiring of additional finance and accounting personnel with prior experience working for finance departments of public companies and technical accounting experience, supplemented by third-party resources;

•                  commenced documenting and formally assessing our accounting and financial reporting policies and procedures and implementing segregation of duties;

•                  formally assessing significant accounting transactions and other technical accounting and financial reporting issues, preparing accounting memoranda addressing these issues and maintaining these memoranda in our corporate records;

•                  improving the compilation processes, documenting and monitoring of our critical accounting estimates;

•                  implementing processes for creating an effective and timely close process - for example, creating a detailed financial close checklist for accountability, creating standard balance sheet reconciliation templates for significant accounts and implementing standard compilation, documentation and review procedures for manual journal entries and balance sheet reconciliations;

•                  documenting and improving IT governance processes, including automating components of our change management and logical access processes and drafting of IT policies and procedures; and

•                  enhancing our system’s role based access and logging capabilities and implementing automated controls to help improve the reliability of our processes and reporting.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings, litigation or claims, which, if determined adversely to us, would have a material adverse effect on our business, operating results, financial condition or cash flows. We may from time to time, be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this quarterly report, including the condensed consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Class A common stock. The risks and uncertainties described below include those that we consider material and that we are currently aware of, but are not the only ones we face. If any of the following risks is realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment. We have organized the description of these risks into groupings in an effort to enhance readability but many of the risks interrelate and could be grouped or ordered in other ways. Therefore, no special significance should be attributed to the groupings or order below.

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

We were incorporated in 2009 and, as a result, have only a limited operating history upon which our business and prospects may be evaluated. Although we have experienced substantial revenue growth in our limited operating history, we may not be able to sustain this rate of growth or maintain our current revenue levels. We have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in rapidly developing industries, including risks related to our ability to:

•                  build a reputation for providing a superior platform and client service, and for creating trust and long-term relationships with clients;

•                  distinguish ourselves from competitors;

•                  develop and offer a competitive platform that meets our clients’ needs as they change;

•                  scale our business efficiently to keep pace with demand for our platform;

•                  maintain and expand our relationships with suppliers of quality advertising inventory and data;

•                  respond to evolving industry standards and government regulation that impact our business, particularly in the areas of data collection and consumer privacy;

•                  prevent or mitigate failures or breaches of security;

•                  expand our business internationally; and

•                  hire and retain qualified and motivated employees.

We cannot assure you that we will be successful in addressing these and other challenges we may face in the future. If we are unable to do so, our business may suffer, our revenue and operating results may decline and we may not be able to achieve further growth or sustain profitability.

Our failure to maintain and grow our client base and spend through our platform may negatively impact our revenue and business.

To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with ours, our ability to sell access to our platform to new or existing clients could be impaired. We have spent significant effort in cultivating our relationships with advertising agencies, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have master services agreements in place for our clients, such agreements allow our clients to change the amount of spend through our platform or terminate our services with limited notice. Our clients typically have relationships with different providers and there is limited cost to moving budgets to our competitors. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our clients will continue to use our platform or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that our revenue could be significantly reduced.

The loss of advertising agencies as clients could significantly harm our business, operating results and financial condition.

Our client base consists primarily of advertising agencies. We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on advertising campaigns for advertisers.

The loss of agencies as clients could significantly harm our business, operating results and financial condition. If we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the advertisers represented by that agency.

Advertisers may change advertising agencies. If an advertiser switches from an agency that utilizes our platform to one that does not, we will lose revenue from that advertiser. In addition, some advertising agencies have their own relationships with suppliers of advertising inventory and can directly connect advertisers with such suppliers. Our business may suffer to the extent that advertising agencies and inventory suppliers purchase and sell advertising inventory directly from one another or through intermediaries other than us.

We had approximately 389 clients, consisting primarily of advertising agencies, as of December 31, 2015. Many of these agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers, are located, at the agency, local branch or division level. If all of our individual client contractual relationships were aggregated at the holding company level, Omnicom Group Inc. and WPP plc would each represent more than 10% of our gross billings for 2015.

In most cases, we enter into separate contracts and billing relationships with the individual agencies and account for them as separate clients. However, some holding companies for these agencies may choose to exert control over the individual agencies in the future. If so, any loss of relationships with such holding companies and, consequently, of their agencies, local branches or divisions, as clients could significantly harm our business, operating results and financial condition.

If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.

Our industry is subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. We may make wrong decisions regarding these investments. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. If we fail to adapt to our rapidly changing industry or to evolving client needs, demand for our platform could decrease and our business, financial condition and operating results may be adversely affected.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results.

We have experienced significant growth in a short period of time. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our platform and client service may be adversely impacted if we do not train our new personnel, particularly our sales and support personnel, quickly and effectively, or if we fail to appropriately coordinate across our organization. Additionally, our rapid growth may place a strain on our resources, infrastructure and ability to maintain the quality of our platform. You should not consider our revenue growth and levels of profitability in recent periods as indicative of future performance. In future periods, our revenue or profitability could decline or grow more slowly than we expect. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and operating results.

The market for programmatic buying for advertising campaigns is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The substantial majority of our revenue has been derived from clients that programmatically purchase advertising inventory through our platform. We expect that spending on programmatic ad buying will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is an emerging market, and our current and potential clients may not shift quickly enough to programmatic ad buying from other buying methods, reducing our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.

In addition, revenue may not necessary grow at the same rate as spend on our platform. Growth in spend may outpace growth in our revenue as the market for programmatic buying for advertising matures due to a number of factors including quantity discounts and product, media, client and channel mix shifts. For example, TV advertising typically entails relatively large advertising budgets that carry a smaller fee as a percentage of spend. Growth in the use of our platform for TV advertising could impact the rate of our revenue growth relative to the rate of growth in spend on our platform. A significant change in revenue as a percentage of spend could reflect an adverse change in our business and growth prospectus. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock.

The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.

We operate in a highly competitive and rapidly changing industry. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services, such as analytics, automated media buying and exchanges, aimed at capturing advertising spend. In addition to existing competitors and intermediaries, we may also face competition from new companies entering the market, which may include large established companies, all of which currently offer, or may in the future offer, products and services that result in additional competition for advertising spend or advertising inventory.

Further, we derive a significant portion of our revenue from the display advertising market, which is rapidly evolving, highly competitive, complex and fragmented. We face significant competition in this market which we expect will intensify in the future. We currently compete for advertising spend with large, well-established companies as well as smaller, privately-held companies. Some of our larger competitors with more resources may be better positioned to execute on advertising campaigns conducted over multiple channels such as social media, mobile and video.

We may also face competition from companies that we do not yet know about or do not yet exist. If existing or new companies develop, market or resell competitive high-value marketing products or services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our results of operations could be harmed.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, and may have longer operating histories and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our platform and could result in increased pricing pressure, increased sales and marketing expense or the loss of market share.

Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and operating results.

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Economic downturns or unstable market conditions may cause advertisers to decrease their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and operating results. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could result in our investments not yielding the returns we anticipate.

We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below analysts’ and investors’ expectations.

Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our operating results could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical operating results may not be necessarily indicative of our future operating results. Factors that may cause our operating results to fluctuate include the following:

•                  changes in demand for our platform, including related to the seasonal nature of our clients’ spending on digital advertising campaigns;

•                  changes in our pricing policies, the pricing policies of our competitors and the pricing or availability of inventory, data or of other third-party services;

•                  changes in our client base and platform offerings;

•                  the addition or loss of advertising agencies and advertisers as clients;

•                  changes in advertising budget allocations, agency affiliations or marketing strategies;

•                  changes to our product, media, client or channel mix;

•                  changes and uncertainty in the regulatory environment for us or advertisers;

•                  changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;

•                  changes in the availability of advertising inventory through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;

•                  disruptions or outages on our platform;

•                  the introduction of new technologies or offerings by our competitors;

•                  changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;

•                  timing differences between our payments for advertising inventory and our collection of related advertising revenue;

•                  the length and unpredictability of our sales cycle; and

•                  costs related to acquisitions of businesses or technologies, or employee recruiting.

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may, from time to time, fall below our estimates or the expectations of analysts and investors.

We often have long sales cycles, which can result in significant time between initial contact with a prospect and execution of a client agreement, making it difficult to project when, if at all, we will obtain new clients and when we will generate revenue from those clients.

Our sales cycle, from initial contact to contract execution and implementation can take significant time. Our sales efforts involve educating our clients about the use, technical capabilities and benefits of our platform. Some of our clients undertake an evaluation process that frequently involves not only our platform but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new clients and begin generating revenue from these new clients. Even if our sales efforts result in obtaining a new client, under our usage-based pricing model, the client controls when and to what extent it uses our platform. As a result, we may not be able to add clients, or generate revenue, as quickly as we may expect, which could harm our growth prospects.

We are subject to payment-related risks and, if our clients do not pay or dispute their invoices, our business, financial condition and operating results may be adversely affected.

Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. We may also be involved in disputes with agencies and their advertisers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for bad debt, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition and operating results. Even if we are not paid by our clients on time or at all, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

A substantial portion of our business is from advertising agencies that do not pay us until they receive payment from the advertiser, resulting in an increased length of time between our payment for media inventory and our receipt of payment for use of our platform, and our ability to collect for non-payment may be limited to the advertiser, thereby increasing our risk of non-payment.

Substantially all of our platform spend is from advertising agencies. We are generally contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all. Additionally, while we attempt to negotiate long payment periods with our suppliers and shorter periods from our clients, we are not always successful. As a result, we often face a timing issue with our accounts payable on shorter cycles than our accounts receivables, requiring us to remit payments from our own funds, and accept the risk of bad debt.

This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average days sales outstanding, or DSO, of 86 days, and average days payable outstanding, or DPO, of 63 days at September 30, 2016. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing 12-month period divided by, for DSO, average daily gross billings for the period, and for DPO, by the average daily cost of media, data and operating expenses over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the 12-month period. Historically, our DSOs have fluctuated over time. If our DSOs increase significantly, and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence our results of operations and financial condition would be adversely impacted.

Due to this imbalance in our DSOs and DPOs, we rely on our credit facility to partially or completely fund our working capital requirements. We cannot assure you that as we continue to grow, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the credit facility in an amount sufficient to fund our working capital needs. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility and we may therefore be at risk of default thereunder. We cannot assure you that we would be able to locate additional financing or increase amounts borrowed under our existing credit facility to on commercially reasonable terms or at all.

Our business is primarily dependent on advertisers buying display advertising. A decrease in the use of display advertising would harm our business, growth prospects, financial condition and results of operations.

Historically, our clients have predominantly used our platform to purchase display advertising inventory. We expect that display advertising will continue to be a significant channel used by our clients. Should our clients lose confidence in the value or effectiveness of display advertising, the demand for our platform could decline.

We are working to enhance our social, native, digital radio and television offerings, including the capability to buy ads on digital television using our platform. We refer to the ability to provide offerings across these channels as omnichannel. These markets may not reach the scale of display advertising, and our omnichannel offerings may not gain market acceptance. A decrease in the use of display advertising, or our inability to further penetrate display and other advertising channels, would harm our growth prospects, financial condition and results of operations.

If our access to quality advertising inventory is diminished, our revenue could decline and our growth could be impeded.

We must maintain a consistent supply of attractive ad inventory. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges, video, audio and mobile inventory, and social media platforms. The amount, quality and cost of inventory available to us can change at any time. A few inventory suppliers hold a significant portion of the programmatic inventory either generally or concentrated in a particular channel. In addition, we compete with companies with which we have business relationships. For example, Google is one of our largest advertising inventory suppliers in addition to being one of our competitors. If Google or a similarly situated company limits our access to advertising inventory, our business could be adversely affected. If our relationships with any of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory on favorable terms. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.

Inventory suppliers control the bidding process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of specific advertisers. Through the bidding process, we may not win the right to deliver advertising to the inventory that is selected through our platform and may not be able to replace inventory that is no longer made available to us.

As new types of inventory, such as digital advertising for television, become available, we will need to expend significant resources to ensure we have access to such new inventory. Although television advertising is a large market, only a very small percentage of it is currently purchased through digital advertising exchanges. We are investing heavily in our programmatic television offering, including by increasing our workforce and by adding new features, functions and integrations to our platform. If the digital television advertising market does not grow as we anticipate or we fail to successfully serve such market, our growth prospects could be harmed.

Our success depends on consistently adding valued inventory in a cost-effective manner. If we are unable to maintain a consistent supply of quality inventory for any reason, client retention and loyalty, and our financial condition and operating results could be harmed.

Seasonal fluctuations in advertising activity could have a material impact on our revenue, cash flow and operating results.

Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods. Our historical revenue growth has masked the impact of seasonality, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could have a material impact on our revenue, cash flow and operating results from period to period.

As our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

We have expended significant resources to grow our business in recent years by increasing the offerings of our platform, growing our number of employees and expanding internationally into several countries. We anticipate continued growth that could require substantial financial and other resources to, among other things:

•                  develop our platform, including by investing in our engineering team, creating, acquiring or licensing new products or features, and improving the availability and security of our platform;

•                  expand internationally by growing our sales force and client services team in an effort to increase our client base and spend through our platform, and by adding inventory and data from countries our clients are seeking;

•                  improve our technology infrastructure, including investing in internal technology development and acquiring outside technologies;

•                  expand our platform’s reach in more expensive advertising inventory such as television;

•                  cover general and administrative expenses, including legal, accounting and other expenses necessary to support a larger organization;

•                  cover sales and marketing expenses, including a significant expansion of our direct sales organization;

•                  cover expenses relating to data collection and consumer privacy compliance, including additional infrastructure, automation and personnel; and

•                  explore strategic acquisitions.

Investing in the foregoing, however, may not yield anticipated returns. Consequently, as our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

We have identified material weaknesses in our internal control over financial reporting and, if our remediation of these material weaknesses is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering, which we expect will cover our year ending December 31, 2017, provide a management report on internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

During 2015, we identified the following material weaknesses in our internal control over financial reporting:

•                  our failure to maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements;

•                  the absence of formalized policies and controls designed to address accounting policies and procedures across multiple processes; and

•                  the absence of information technology general controls over certain financially significant applications and a lack of formal policies and procedures around segregation of duties.

These material weaknesses contributed to the restatement of previously issued 2014 financial statements and material adjustments in the 2015 financial statements principally, but not limited to, the following areas: presentation of revenue, capitalization of internal use software costs, accounting for preferred stock and preferred stock warrants, allowance for doubtful accounts and stock-based compensation.

During 2015 and 2016, we began taking steps to address the internal control deficiencies that contributed to the material weaknesses, including the following:

•                  hiring of additional finance and accounting personnel with prior experience working for finance departments of public companies and technical accounting experience, supplemented by third-party resources;

•                  commenced documenting and formally assessing our accounting and financial reporting policies and procedures and implementing segregation of duties;

•                  formally assessing significant accounting transactions and other technical accounting and financial reporting issues, preparing accounting memoranda addressing these issues and maintaining these memoranda in our corporate records;

•                  improving the compilation processes, documentation and monitoring of our critical accounting estimates;

•                  implementing processes for creating an effective and timely close process — for example, creating a detailed financial close checklist for accountability, creating standard balance sheet reconciliation templates for significant accounts and implementing standard compilation, documentation and review procedures for manual journal entries and balance sheet reconciliations;

•                  documenting and improving IT governance processes, including automating components of our change management and logical access processes and drafting of IT policies and procedures; and

•                  enhancing our system’s role based access and logging capabilities and implementing automated controls to help improve the reliability of our processes and reporting.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Accordingly, there could continue to be a reasonable possibility that these deficiencies or others could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act will be time consuming, costly and complicated. If during the evaluation and testing process, we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, and when required in the future, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We allow our clients to utilize application programming interfaces, or APIs, with our platform, which could result in outages or security breaches and negatively impact our business, financial condition and operating results.

The use of application programming interfaces, or APIs, by our clients has significantly increased in recent years. Our APIs allow clients to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow clients greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to client overuse of our systems through our APIs. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation and remediation damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and operating results.

We may experience outages and disruptions of our platform if we fail to maintain adequate security and supporting infrastructure as we scale our platform, which may harm our reputation and negatively impact our business, financial condition and operating results.

As we grow our business, we expect to continue to invest in technology services and equipment, including data centers, network services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain clients. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected. The steps we take to increase the reliability, integrity and security of our platform as it scales are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyber-attacks. Such cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, tricking company employees into releasing control of their systems to a hacker, or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data from our platform. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as the real-time advertising exchanges. Outages and disruptions of our platform, including due to cyber-attacks, may harm our reputation and negatively impact our business, financial condition and results of operations.

Operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, financial condition and operating results.

We depend upon the sustained and uninterrupted performance of our platform to manage our inventory supply; bid on inventory for each campaign; collect, process and interpret data; and optimize campaign performance in real time and provide billing information to our financial systems. If our platform cannot scale to meet demand, if there are errors in our execution of any of these functions on our platform, or if we experience outages, then our business may be harmed. We may also face material delays in introducing new services, products and enhancements. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing proprietary technology and systems may become obsolete.

Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself and from outside factors. Errors, failures, vulnerabilities or bugs have been found in the past, and may in the future, be found. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server farms. While we have built redundancies in our systems, full redundancies do not exist. Some failures will shut our platform down completely, others only partially. Partial failures, which we have experienced in the past, could result in unauthorized bidding, cessation of our ability to bid or deliver impressions or deletion of our reporting, in each case resulting in unanticipated financial obligations or impact.

Operational and performance issues with our platform could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, loss of the ability to access our platform, loss of competitive position or claims by clients for losses sustained by them. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our financial condition and operating results.

Legislation and regulation of online businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our platform or business model, which may have a material adverse effect on our business.

U.S. and foreign governments have enacted or are considering enacting legislation related to digital advertising and we expect to see an increase in, or changes to, legislation and regulation related to our industry, including the use of geo-location data to inform advertising, the collection and use of non-identifiable or identifiable Internet user data and unique device identifiers, such as IP address or mobile unique device identifiers, and other data protection and privacy-related regulation.

Additionally, industry groups in the United States, such as the Digital Advertising Alliance, or DAA, and the Network Advertising Initiative, or NAI, and their international counterparts have self-regulatory guidelines to which we have agreed to adhere. Such legislation and regulation could cause us to incur unexpected compliance costs and adversely affect demand for our platform, or otherwise harm our business, results of operation and financial condition.

For instance, a wide variety of local, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of data collected from or about consumers and devices. While we have not collected data that is traditionally considered personal data, such as an individual’s name, email address, address, phone numbers, social security numbers, or credit card numbers, we typically do collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile app identifiers), which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, on October 27, 2016, the FCC adopted new privacy rules for broadband providers, which, inter alia, significantly broadened the definition of “sensitive information” to include geo-location information, web browsing history and app usage history. Use of such “sensitive information” by broadband providers or sharing of such data with third parties requires opt-in consent under the new rules. While these rules do not directly govern the Trade Desk or other so-called “edge providers,” they are expected to impact how broadband providers collect and use customer data for advertising purposes. This may, in turn, limit our access to certain types of data and our ability to allow our clients to use that data.

Additionally, evolving definitions of what is considered personal data within the European Union and elsewhere may also impact us. For instance, on October 19, 2016, the European Court of Justice ruled that IP addresses are “personal data” under the current EU governing law, at least when such IP addresses are held by ISPs and other companies that have the ability to identify a user’s real-life identity. In addition, significant changes to the privacy regime in the European Union, such as the General Data Protection Regulation (GDPR), coming into effect in May 2018, may cause us to change our business practices, require significant changes to our backend configuration, increase operating costs, or limit our ability to operate or expand our business.

We take commercially reasonable measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer privacy protections with respect to such information, including conducting third-party audits of our privacy practices and review our privacy policy. Such measures, however, may not always be effective and may not identify data security or privacy related risks or inadequate or inappropriate practices we have used or adopted.

Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance costs. For example, the Federal Trade Commission, or the FTC, has examined, and likely will continue to examine, the privacy issues that arise as marketers track consumers across several devices, otherwise known as cross-device tracking. The FTC may promulgate guidance regarding cross-device tracking, may encourage legislation governing these practices, and is likely to use its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in cross-device tracking.

While we contractually prohibit our clients and inventory and data suppliers from supplying personally identifiable information or other sensitive information to our system, we may inadvertently receive such information, which may result in us breaching privacy-related legislation or regulations. Additionally, we have contractual obligations to indemnify and hold harmless some of our clients and suppliers for the costs or consequences of our failure to comply with privacy-related legislation and regulations, which may be triggered by such inadvertent ingestion of personally identifiable information in our platform.

In addition to government regulation, the DAA and NAI, and other privacy advocates and industry groups, may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, and changes in the interpretation and enforcement of existing laws, regulations, standards and other obligations, as well as increased or extra-territorial enforcement by industry groups or data protection authorities, could require changes to our practices and/or impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, contractual obligations and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

Data protection and privacy concerns are an important part of the programmatic advertising buying industry. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit use of our platform by current and future clients. For example, claims or adverse publicity could result from the perception of pharmaceuticals or medical advertisements targeting conditions. Our failure or perceived failure to comply with applicable laws and regulations could result in enforcement actions against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and operating results.

If the use of “third-party cookies” is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, our performance may decline and we may lose advertisers and revenue.

Internet advertising relies on the use of “cookies,” pixels and other similar technology, which are small text files placed on an Internet user’s computer. To provide our platform, we utilize “third-party cookies,” which are cookies owned and used by parties other than the owners of the website visited by the Internet user. Our cookies record non-personal information, such as when an Internet user views an ad, clicks on an ad or visits one of our advertiser’s websites through a browser while the cookie is active. We use cookies to help us achieve our advertisers’ campaign goals, to help us ensure that the same Internet user does not unintentionally see the same advertisement, to report aggregate information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent fraudulent activity throughout our network of inventory. We also use data from cookies, which enable websites to collect information from users, to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Without cookie data, our clients would bid on advertising without sufficient insight into activity that has taken place through an Internet user’s browser. Consequently, lack of cookie data may compromise the ability to determine which inventory to purchase for a specific campaign, and undermine the effectiveness of our platform.

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. Additionally, the Safari browser currently blocks third-party cookies by default and the browser provider Mozilla, which publishes the Firefox browser, has announced its intent to block third-party cookies by default in future versions of its browser. In addition, Internet users can also delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that prevents third-party cookies from being stored on a user’s computer. Additionally, the DAA, NAI and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

In addition, in the EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. In response, some member states have adopted and implemented, and may continue to adopt and implement, legislation that negatively impacts the use of cookies for online advertising. Limitations on the use or effectiveness of cookies, whether imposed by EU member state implementations of the Cookie Directive or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies to compensate for the lack of cookie data. We may not be able to develop, implement or acquire additional tools that compensate for the lack of cookie data. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Potential “Do Not Track” standards or government regulation could limit our access to the user data that informs the advertising campaigns we run and, as a result, undermine the effectiveness of our platform.

As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. Similar standards are being set at device-level so that activities on mobile devices, including browsing and app uses, are not tracked. The FTC has issued a staff report criticizing the advertising industry’s self-regulatory efforts as too slow and lacking adequate consumer protections, emphasizing a need for simplified notice, choice and transparency to the consumer regarding the collection, use and sharing of data, and suggested implementing a “Do Not Track” browser setting that allows consumers to choose whether or not to allow tracking of their online browsing activities. The major Internet browsers have implemented some version of a “Do Not Track” setting. Internet Explorer 10, for instance, includes a “Do Not Track” setting that is selected by default. The potential regulatory and self-regulatory landscape is inherently uncertain at this point in time, as there is no definition of tracking, no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. The World Wide Web Consortium, or W3C, chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations, to create a voluntary “Do Not Track” standard for the World Wide Web. The group has yet to agree upon a standard and has considered disbanding due to uncertainty regarding the implementation of a “Do Not Track” standard. Despite the lack of consensus in this arena, the FTC has suggested that it will pursue legislation if the industry cannot agree upon a standard. If a “Do Not Track” browser setting is adopted by many Internet users or if a “Do Not Track” standard imposed by state or federal legislation, or agreed upon by standard setting groups, prohibits us from using non-personal data as we currently do, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition and operating results could be adversely affected.

Failure to comply with industry self-regulation could harm our brand, reputation and business.

We have committed to comply with the NAI’s Code of Conduct and the DAA’s Self-Regulatory Principles for Online Behavioral Advertising in the United States, as well as similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Our efforts to comply with these self-regulatory principles include offering Internet users notice and transparency when advertising is served to them based, in part, on browsing data recorded by cookies. We also offer Internet users the ability to opt out of receiving interest-based advertisements. If we make mistakes in our implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or our opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business.

Our failure to meet content and inventory standards and provide services that our advertisers and inventory suppliers trust, could harm our brand and reputation and negatively impact our business, financial condition and operating results.

We do not provide or control either the content of the advertisements we serve or that of the websites providing the inventory. Advertisers provide the advertising content and inventory suppliers provide the inventory. Both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal and they are hesitant to spend money without guaranteed brand security. Additionally, advertisers may seek to display advertising campaigns in jurisdictions that do not permit such advertising (for example, pharmaceutical advertising is not permitted in many countries). Consequently, our reputation depends in part on providing services that our advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We contractually prohibit the misuse of our platform by agencies (and their advertiser clients) and inventory suppliers. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory, including “tool bar” inventory, which is inventory that appears within an application and displaces any advertising that would otherwise be displayed on the website. Despite such efforts, our clients may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case, we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be fully successful in doing so. There are other means we could use, such as human review of content we serve, that some of our competitors undertake, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease this risk. We may provide access to inventory that is objectionable to our advertisers or we may serve advertising that contains malware or objectionable content to our inventory suppliers, which could harm our or our clients’ brand and reputation, and negatively impact our business, financial condition and operating results.

If we fail to offer sufficient client training and support, our business and reputation would suffer.

Because we offer a self-serve platform, client training and support is important for the successful marketing and continued use of our platform and for maintaining and increasing spend through our platform from existing and new clients. Providing this training and support requires that our platform operations personnel have specific domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality client service will increase as we expand our business and pursue new clients. If we are not responsive and proactive regarding our clients’ advertising needs, or do not provide effective support for our clients’ advertising campaigns, our ability to retain our existing clients would suffer and our reputation with existing or potential clients would be harmed, which would negatively impact our business.

If the non-proprietary technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, financial condition and operating results could be harmed.

We depend on various technology, software, products and services from third parties or available as open source, including for critical features and functionality of our platform, data centers and API technology, payment processing, payroll and other professional services. For example, in order for clients to target ads in ways they desire and otherwise optimize and verify campaigns, our platform must have access to data regarding Internet user behavior and reports with demographic information regarding Internet users. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could materially and adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services. For example, we rely upon third-party co-location providers for our data centers, and we are dependent on these third parties to provide continuous power, cooling, Internet connectivity and physical and technological security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume some hosting responsibilities ourselves. In addition, even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could therefore result in a loss of revenue. If we are unsuccessful in establishing or maintaining our relationships with our third-party providers or otherwise need to replace them, internal resources may need to be diverted and our business, financial condition and operating results could be harmed.

We face potential liability and harm to our business based on the human factor of inputting information into our platform.

Campaigns are set up using several variables available to our clients on our platform. While our platform includes several checks and balances, it is possible for human error to result in significant over-spending. The system requires a daily cap at the ad group level. We also provide for the client to input daily and overall caps at the advertising inventory campaign level at their discretion. Additionally, we set a credit limit for each user so that they cannot spend beyond the level of credit risk we are willing to accept. Despite these protections, the ability for overspend exists. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a client with a high credit limit enters into the wrong daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidently go significantly over budget. While our client contracts state that clients are responsible for media purchased through our platform, we are ultimately responsible for paying the inventory providers and we may be unable to collect for such issues.

International expansion subjects us to additional costs and risks that can adversely affect our business, financial condition and operating results.

International expansion subjects us to many challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources.

We currently have sales personnel in the United Kingdom, Australia, Germany, South Korea, Singapore, Japan, and Hong Kong, and we anticipate expanding our international operations in the future, including in China, Indonesia and potentially other countries that score low on the Corruption Perceptions Index, or CPI, of the Transparency International. Our sales organization outside the United States is substantially smaller than our sales organization in the United States. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, we may be unable to effectively grow in international markets.

Approximately 7% of our gross spend in 2015 was derived from outside of the United States. Our international operations subject us to a variety of additional risks, including:

•                  increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•                  long payment cycles;

•                  potential complications in enforcing contracts and collections;

•                  increased financial accounting and reporting burdens and complexities;

•                  concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate;

•                  increased administrative costs and risks associated with compliance with local laws and regulations, including relating to privacy and data security;

•                  regulatory and legal compliance, including with anti-bribery laws, import and export control laws, economic sanctions and other regulatory limitations or obligations on our operations;

•                  heightened risks of unfair or corrupt business practices and of improper or fraudulent sales arrangements;

•                  difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure;

•                  difficulties in repatriating or transferring funds from or converting currencies;

•                  administrative difficulties, costs and expenses related to various local languages, cultures and political nuances;

•                  varied labor and employment laws, including those relating to termination of employees;

•                  reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and

•                  compliance with the laws of numerous foreign taxing jurisdictions, including withholding obligations, and overlapping of different tax regimes.

We may incur significant operating expenses as a result of our international expansion, and it may not be successful. Our international business also subjects us to the impact of global and regional recessions and economic and political instability, differing regulatory requirements, costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the United States and abroad and restrictions on the repatriation of funds to the United States. In addition, advertising markets outside of the United States are not as developed as those within the United States, and we may be unable to grow our business sufficiently. Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and operating results.

Exposure to foreign currency exchange rate fluctuations could negatively impact our operating results.

While the majority of the transactions through our platform are denominated in U.S. dollars, we have transacted in foreign currencies for both inventory and for payments by clients from use of our platform, including the Canadian dollar, British Pound, the Euro, Singapore Dollar, Indonesian Rupiah, Japanese Yen and Australian Dollar. Given our anticipated international growth, we expect the number of transactions in foreign currencies to continue to grow in the future. While we do require a fee from our clients that pay in non-U.S. currency, this fee may not always cover foreign currency exchange rate fluctuations. We currently have a program to hedge exposure to foreign currency fluctuations. However, the use of hedging instruments may not be available for all currencies, or may not always offset losses resulting from foreign currency exchange rate fluctuations. Moreover, the use of hedging instruments can itself result in losses if we are unable to structure effective hedges with such instruments.

Future acquisitions, strategic investments or alliances could disrupt our business and harm our business, financial condition and operating results.

We may in the future explore potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. However, we have limited experience in acquiring and integrating businesses, products and technologies. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues. Acquisitions involve numerous risks, any of which could harm our business, including:

•                  regulatory hurdles;

•                  anticipated benefits may not materialize;

•                  diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•                  retention of employees from the acquired company;

•                  cultural challenges associated with integrating employees from the acquired company into our organization;

•                  integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•                  the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•                  coordination of product development and sales and marketing functions;

•                  liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•                  litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, financial condition and operating results.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.

We intend to continue to grow our business, which will require additional capital to develop new features or enhance our platform, improve our operating infrastructure, finance working capital requirements or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

Our credit facility contains operating and financial covenants that restrict our business and financing activities.

Our credit facility contains restrictions that limit our flexibility in operating our business. In March 2016, we entered into a loan and security agreement with a syndicate led by Citibank, N.A., which we refer to as our credit facility. Subject to certain customary conditions, we have access to borrow up to $125.0 million aggregate principal amount of revolver borrowings. The amount of borrowing availability under the credit facility is based on our accounts receivable balance, reduced by certain reserves. At the entry into the credit facility, we incurred $50.8 million in revolver borrowings, which were used to repay our prior debt facility. Our credit facility also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

•                  restrict our ability to sell assets or make changes to the nature of our business;

•                  engage in mergers or acquisitions;

•                  incur, assume or permit to exist additional indebtedness and guarantees;

•                  make restricted payments, including paying dividends on, repurchasing, redeeming or making distributions with respect to our capital stock;

•                  make specified investments;

•                  engage in transactions with our affiliates; and

•                  make payments in respect of subordinated debt.

In addition, our credit facility contains a fixed charge coverage ratio which requires us to maintain a certain ratio of our earnings to principal and interest payable under the credit facility in a given period. Our obligations under the credit facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, investment property and equipment. The covenants in our credit facility may limit our ability to take actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. In addition, if we fail to meet the required covenants, we will not have access to further draw-downs under the credit facility.

Our future success depends on the continuing efforts of our key employees, including Jeff T. Green and David R. Pickles, and our ability to attract, hire, retain and motivate highly skilled employees in the future.

Our future success depends on the continuing efforts of our executive officers and other key employees, including our two founders, Jeff T. Green, our chief executive officer, and David R. Pickles, our chief technology officer. We rely on the leadership, knowledge and experience that our executive officers provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. We also rely on employees in our product development, support and sales teams to attract and keep key clients.

The market for talent in our key areas of operations, including California, is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. New employees often require significant training and, in many cases, take significant time before they achieve full productivity. Our account managers, for instance, need to be trained quickly on the features of our platform since failure to offer high-quality support may adversely affect our relationships with our clients. Technology companies like ours compete to attract the best talent. Additionally, we have little experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting and retaining international employees.

Employee turnover, including changes in our management team, could disrupt our business. None of our founders or other key employees has an employment agreement for a specific term, and any of our employees may terminate his or her employment with us at any time. The loss of one or more of our executive officers, especially our two founders, or our inability to attract and retain highly skilled employees could have an adverse effect on our business, financial condition and operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited or no experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations we will now be subject to relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage our transition to being a public company. These new obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and operating results.

If we do not effectively grow and train our sales and support teams, we may be unable to add new clients or increase sales to our existing clients and our business will be adversely affected.

We are substantially dependent on our sales and support teams to obtain new clients and to increase spend by our existing clients. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Due to the complexity of our platform, new hires require significant training and it may take significant time before they achieve full productivity. Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new clients or increasing our existing clients’ spend with us, our business will be adversely affected.

Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, operating results and financial condition could be harmed.

We have experienced and may continue to experience rapid expansion of our employee ranks. We believe our corporate culture has been a key element of our success. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, operating results and financial condition could be harmed.

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and harming our business.

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright and other intellectual property laws to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have “The Trade Desk, Inc.” registered as a trademark or pending registration in the United States and certain foreign countries. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous Internet domain names in the United States related to our business in order to protect our proprietary interests. We endeavor to enter into agreements with our employees and contractors in order to limit access to and disclosure of our proprietary information, as well as to clarify rights to intellectual property associated with our business. Protecting our intellectual property is a challenge, especially after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services, and strictly prohibit reverse-engineering. However, reverse engineering our software or the theft or misuse of our proprietary information could occur by employees or contractors who have access to our technology. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies.

Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including in particular, the proprietary aspects of our platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

We may be sued by third parties for alleged infringement of their proprietary rights, which would result in additional expense and potential damages.

There is significant patent and other intellectual property development activity in the digital advertising industry. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. From time to time, we may receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. The cost of defending against such claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and could divert the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we may be obligated to indemnify our clients or inventory and data suppliers in connection with any such litigation. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of our platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Alternatively, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

We face potential liability and harm to our business based on the nature of our business and the content on our platform.

Advertising often results in litigation relating to copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require agencies to represent to us that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our clients are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigations costs, which can be extensive.

We are subject to anti-bribery, anti-corruption and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the CPI by Transparency International, and increase our use of third parties such as sales agents, distributors, resellers or consultants, our risks under these laws will increase. We adopt appropriate policies and procedures and conduct training, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, operating results and financial condition.

We are subject to governmental economic sanctions requirements and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.

As a U.S. company, we are subject to U.S. export control and economic sanctions laws and regulations, and we are required to export our technology and services in compliance with those laws and regulations, including the U.S. Export Administration Regulations and economic embargo and trade sanction programs administered by the Treasury Department’s Office of Foreign Assets Control. U.S. economic sanctions and export control laws and regulations prohibit the shipment of specified products and services to countries, governments and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent doing any business, directly or indirectly, with countries, governments and persons targeted by U.S. sanctions and to ensure that our technology and services are not exported or used by countries, governments and persons targeted by U.S. sanctions, such measures may be circumvented. There can be no assurance that we will be in compliance with U.S. export control or economic sanctions laws and regulations in the future. Any such violation could result in significant criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could materially adversely impact our business.

Furthermore, if we export our technology, the exports may require authorizations, including a license, a license exception or other appropriate government authorization. Complying with export control and sanctions regulations may be time-consuming and may result in the delay or loss of opportunities.

In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or could limit our clients’ ability to use our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets or prevent our clients with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export our technology and services to, existing or potential clients with international operations. Any decreased use of our platform or limitation on our ability to export our platform would likely adversely affect our business operations and financial results.

The market growth forecasts included in this quarterly report may prove to be inaccurate and, even if the market in which we compete achieves forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Market growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The forecasts in this quarterly report relating to expected growth in the digital advertising and real-time buying markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our tax liabilities may be greater than anticipated.

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.

The market price of equity securities of technology companies has historically experienced high levels of volatility. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•                  announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•                  price and volume fluctuations in the overall stock market from time to time;

•                  significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•                  fluctuations in the trading volume of our shares or the size of our public float;

•                  actual or anticipated changes or fluctuations in our operating results;

•                  whether our operating results meet the expectations of securities analysts or investors;

•                  actual or anticipated changes in the expectations of investors or securities analysts;

•                  litigation involving us, our industry, or both;

•                  regulatory developments in the United States, foreign countries, or both;

•                  general economic conditions and trends;

•                  major catastrophic events;

•                  lockup releases or sales of large blocks of our common stock;

•                  departures of key employees; or

•                  an adverse impact on the company from any of the other risks cited herein.

In addition, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of substantial blocks of our common stock into the public market after our initial public offering, including when “lock-up” or “market standoff” periods end, or the perception that such sales might occur, could cause the market price of our common stock to decline.

Sales of substantial blocks of our common stock into the public market after our initial public offering, including when “lock-up” or “market standoff” periods end, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of September 30, 2016, we have 38,515,577 shares of common stock outstanding. All of the shares of Class A common stock sold in our initial public offering were freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

Subject to certain exceptions, we, all of our directors and officers, the selling stockholders and substantially all of the other holders of our capital stock and securities convertible into, or exchangeable for, our capital stock have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of Citigroup for a period of 180 days from the date of the final prospectus related to our initial public offering. Participants in our Directed Share Program that are not directors, officers or employees of us have also entered into lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions, not to sell any of our stock for 30 days following the date of the final prospectus related to our initial public offering without the prior written consent of Citigroup. When the applicable lock-up period expires, we, our directors and officers and locked-up stockholders will be able to sell shares into the public market.

The underwriters may, in their sole discretion, permit our directors and officers and locked-up stockholders to sell shares prior to the expiration of the restrictive provisions contained in the “lock-up” agreements with the underwriters. In addition, we may, in our sole discretion, permit our employees and current stockholders who are subject to market standoff agreements or arrangements with us and who are not subject to a lock-up agreement with the underwriters to sell shares prior to the expiration of the restrictive provisions contained in those market standoff agreements or arrangements.

Based on shares outstanding as of September 30, 2016, holders of up to approximately 31,871,441 shares, or 83%, of our common stock, will have rights to require us to file registration statements covering the sale of such shares or to include such shares in registration statements that we may file for ourselves or other stockholders. We also intend to register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

The market price of our Class A common stock could decline as a result of the sale of substantial blocks of our common stock into the public market after our initial public offering, or the perception that such sales might occur.

Insiders have substantial control over our company, including as a result of the dual class structure of our common stock, which could limit your ability to influence the outcome of key decisions, including a change of control.

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 99% of the voting power of our outstanding capital stock following our initial public offering. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as transfers effected for estate planning or charitable purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight are required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five full fiscal years following the completion of our initial public offering. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our charter documents and Delaware law could discourage takeover attempts and other corporate governance changes.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions:

•                  permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•                  provide that our board of directors will be classified into three classes with staggered, three year terms and that directors may only be removed for cause;

•                  require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws;

•                  authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•                  eliminate the ability of our stockholders to call special meetings of stockholders;

•                  specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, or our chief executive officer;

•                  prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•                  provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

•                  provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•                  prohibit cumulative voting in the election of directors;

•                  restrict the forum for certain litigation against us to Delaware;

•                  permit our board of directors to alter our bylaws without obtaining stockholder approval;

•                  reflect the dual class structure of our common stock, as discussed above; and

•                  establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which limits our stockholders’ ability to choose other forums for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees or our stockholders owed to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or (4) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in other judicial forums for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees in jurisdictions other than Delaware. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect our business, financial condition or results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sale of Unregistered Securities

None.

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-213241), which was declared effective on September 20, 2016. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.

(c) Issuer Purchases of Equity Securities

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRADE DESK, INC.
(Registrant)

Dated: November 10, 2016	/s/ Jeff T. Green
Jeff T. Green
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2016	/s/ Paul E. Ross
Paul E. Ross
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, effective as of the consummation of our initial public offering.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws, effective as of the consummation of our initial public offering.	S-1/A	9/6/2016	3.4

4.1	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

10.1(a)+	The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7(a)

10.1(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2016 Equity Incentive Plan.	S-1	8/22/2016	10.7(b)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Linkbase Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

+                 Indicates a management contract or compensatory plan or arrangement.

(1)         The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is not to be incorporated by reference into any filing of The Trade Desk, Inc. under the Securities Act of 1933, as amended, of the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.