Form 10-K
period 2016-12-31
Trade Desk, Inc.
filed 2017-02-16
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-37879

THE TRADE DESK, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1887399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 N. Chestnut Street

Ventura, California 93001

(Address of principal executive offices, including zip code)

(805) 585-3434

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.000001 per share	NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was not a public company. Therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of January 31, 2017, there were 10,259,547 shares of the registrant’s Class A common stock outstanding and 28,919,696 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by referenced in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

THE TRADE DESK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in Item 1A of this Annual Report on Form 10-K in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission, or SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Annual Report on Form 10-K and the documents that we reference in this report and have filed with the SEC, including our final prospectus (the “Prospectus”) related to our initial public offering (“IPO”) on September 21, 2016, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business

Overview

Our company provides a technology platform for ad buyers.

With our self-serve platform, ad buyers are able to share their customized messages and ideas with the people and in the context they deliberately choose.

Our mission is to help our clients compete in the marketplace of ideas—the place in media and public discourse where ideas and messages compete in the open market for the mindshare of men and women around the world. Since most traditional and digital media is primarily monetized with advertising, ads are the currency of media and the Internet, and therefore at the center of the marketplace of ideas.

Our platform makes media monetization more effective. Instead of disrupting the foundation of media and advertising, we enable it. By offering compelling improvements in effectiveness, efficiency and reporting, we aim to change media and advertising globally.

Our platform makes it possible to message specific ideas to specific people. We give advertisers of all sizes the power to have simultaneous 1-to-1 customized interactions with billions of people around the world. Most advertising dollars are spent on awareness, where a brand pushes new information and ideas to a broad audience. Conversely, search engines respond to specific requests from individuals for information. Our technology combines the best of both, making it possible to push out a precise idea or message to a targeted audience with global scale.

Founded by some of the pioneers of the programmatic ad market, we established our company in 2009 with the intent to make advertising better by deploying massive amounts of data. By providing ad buyers with tools to leverage their first-party data as well as third-party data, we aim to provide a higher return on every advertising dollar spent. While our technology platform is deployed to directly serve ad buyers, the entire advertising marketplace benefits—publishers and content creators can experience a higher yield on their inventory, while consumers can receive advertising that is more relevant and interesting to them.

We believe that an average consumer might be exposed to over one thousand digital advertisements on a typical day. Most consumers are unaware that when they land on a webpage, watch a video, use a mobile app or watch an Internet-connected TV, there is often an auction for advertising inventory being run in about 1/10th of one second behind the scenes as the content loads. Our platform provides access to approximately 4.7 million ad spots on average every second for our clients to bid on across millions of different scaled media sources—websites, shows, channels, stations and streams. Our technology makes it possible for ad buyers to compete in those real-time auctions. Our platform helps our clients determine what ad will display and what price they should pay for every ad opportunity a buyer can consider.

In 2016, approximately $651.7 billion was spent on global advertising (including approximately $225.4 billion on TV advertising and approximately $54.6 billion on display advertising), according to International Data Corporation, or IDC, and in 2016, approximately $19 billion was transacted in the programmatic advertising spot market via real-time marketplaces, according to Magna Global. We aim to power every agent of every advertiser in both the spot and forward markets, including upfront purchases, for programmatic advertising.

We also believe that the efficiency of programmatic advertising will lead to a greater percentage of every advertising dollar ending up in the pocket of publishers. Publishers can now generate revenue without the large sales forces that were required in the past. Higher revenue yields and lower operating costs make it possible for publishers to increase their investment in creating high quality content.

Programmatic advertising is currently a small portion of total global advertising spend. Largely because of the price discovery benefits, we believe eventually the vast majority of advertising will be transacted programmatically.

We power advertising for many of the world’s biggest brands, across industry sectors. But beyond just selling more products, our platform has been used to promote a wide variety of ideas and messages. For this reason, we believe programmatic ads are important to the future of journalism.

Similarly, many non-profits run their precious advertising budgets through our platform so that their agents can carefully and deliberately spend their often modest budgets wisely. Small businesses often have small target audiences and tight budgets, and selecting ads carefully can regularly benefit them more than even bigger companies. We also have ongoing agreements with agencies that power media for both Republican and Democratic campaigns to win elections and shape public opinion. By making it possible to share a different message with different voters and constituents, we make it possible to elevate the discourse in the global marketplace of ideas. We believe that instead of platitudes that are too common when communicating with a general audience, substantive 1-to-1 conversations require a more meaningful message—regardless of whether one is selling a product, raising money for a cause or sharing a political message.

We enable the programmatic marketplace with our self-serve platform. The unique architecture of our platform allows users access to highly granular targeting and reporting options, which we refer to as expressiveness. When combined with our data management capability and first-party data, our clients can reach their highly specified audiences with customized messages and generate favorable campaign outcomes.

By using our technology and the reach of the Internet, we can power this data-driven 1-to-1 messaging with massive global scale. We believe in order to do this effectively, we have to be a buy-side only platform across a spectrum of media, which we refer to as omnichannel. As the biggest brands desire to communicate with consumers worldwide, we have to be global, which is why we have employees and offices around the world.

Our company has had very few employees or clients ever leave the company. We believe this is a commentary on our technology, but this is especially a commentary on our culture and vision.

Our business and our culture is anchored on four core principles:

•	No company can effect global change without passionate forward-thinking people as both employees and clients.

•	By preserving an honest and transparent culture and avoiding client conflict, we can exert exponentially less effort to grow our business.

•	We have committed to our clients and employees that we will never stop innovating.

•	Being profitable and changing the world can co-exist and is more likely to happen when striving for both simultaneously.

We believe we attract smart employees to our company and sophisticated ad buyers to our platform in large part because of our vision and unwavering commitment to empower the buy-side of advertising. We had $435,000 in 2016 revenue per employee at December 31, 2016, which we believe to be among the highest in the advertising technology industry. Our client retention rate on a year over-year-basis was over 95% for 2015 and 2016.

We derive nearly all of our gross spend and revenue from ongoing master service agreements that give users constant access to our platform, instead of insertion orders, which typically are one-off deals to run single campaigns.

We have grown faster than the programmatic market and have achieved significant revenue scale with $1.0 billion in gross spend in 2016. Our revenue was $202.9 million in 2016, representing a growth rate of 78% over $113.8 million in 2015, while programmatic advertising spend in the industry grew to $19 billion in 2016, according to Magna Global, representing a growth rate of over 27% from 2015.

We generated net income of $15.9 million in 2015 and $20.5 million in 2016. We generated Adjusted EBITDA of $39.2 million in 2015 and $65.2 million in 2016. Adjusted EBITDA is a financial measure not presented in accordance with generally accepted accounting principles, or GAAP. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of Adjusted EBITDA to net income, see footnote 3 in the section captioned “Item 6. Selected Financial Data” of this Annual Report on Form 10-K. For additional financial information, see “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Trade Desk, Inc. is a Delaware corporation established in 2009. We are headquartered in Ventura, California.

Our Industry

Since the introduction of ad-funded television in the middle of the 20th century and continuing through the present day, most advertising inventory has been transacted based on a rate card. Publishers, content owners, and their agents set a price for their inventory, and buyers place an order to purchase that inventory. Similar to how the equities and commodities markets have transitioned from paper transactions on trading floors to electronic trading, advertising is transitioning from manual to programmatic.

Several trends, happening in parallel, are revolutionizing the way that advertising is bought and sold. The rise of the Internet has led to a wholesale change in the way that media is consumed and monetized, as ads can be digitally delivered on a 1-to-1 basis. In traditional methods of advertising, such as broadcast TV, ads can target a specific network, program or geography, but not a single household or individual as digital ads can.

Some of the key industry trends are:

Media is Becoming Digital. Media is increasingly becoming digital as a result of advances in technology and changes in consumer behavior. This shift has enabled unprecedented options for advertisers to target and measure their advertising campaigns across nearly every media channel and device. The digital advertising market is a significant and growing part of the total advertising market. According to IDC, global advertising spend was approximately $651.7 billion in 2016 and is expected to grow to $767.1 billion in 2020, a compound annual growth rate of 4.2%. Also according to IDC, global digital advertising spend was $205.4 billion in 2016 and is expected to grow to $339.9 billion in 2020, a compound annual growth rate of 13.4%. We believe that the market is evolving and that advertisers will shift more spend to digital media. Since media is becoming increasingly digital, decisions based on consumer and behavioral data are more prevalent.

Fragmentation of Audience. As digital media grows, audience fragmentation is accelerating. A growing “long tail” of websites and content presents a challenge for advertisers trying to reach a large audience. Audience fragmentation has substantially impacted TV content distribution, perhaps more than any other channel, which we believe is setting up a significant change in how TV advertising inventory is monetized. Mirroring the fragmentation occurring in content, the number of devices used by individual consumers has increased. Both of these fragmentation trends are opportunities for technology companies that can consolidate and simplify media buying options for advertisers and their agencies.

Shift to Programmatic Advertising. We believe that the advertising industry is in the early stages of a shift to programmatic advertising, which is the ability to buy and sell advertising inventory electronically. Initially available for digital display advertising and transacted through real-time bidding platforms, programmatic advertising has evolved and is increasingly being used to transact across a wide range of advertising inventory, including display, mobile, video and audio among other inventory types, including TV.

We believe that TV advertising is just beginning its transition to programmatic. According to IDC research sponsored by our company, programmatic TV advertising spend is projected to grow from $239.8 million in 2015 to $17.3 billion in 2019.

Automation of Ad Buying. The growing complexity of digital advertising has increased the need for automation. Technology that enables fast, accurate and cost-effective decision-making through the application of computer algorithms that use extensive data sets has become critical for the success of digital advertising campaigns. Using programmatic inventory buying tools, advertisers are able to automate their campaigns, providing them with better price discovery, on an impression by impression basis. As a result, advertisers are able to purchase the advertising inventory they value the most, pay less for advertising inventory they do not value as much, and abstain from buying advertising inventory that does not fit their campaign parameters. Most of the growth in programmatic advertising to date has been driven by transactions on spot markets on advertising exchanges. Forward advertising markets and upfront purchases, which have traditionally been delivered manually, are also beginning to be handled programmatically.

Increased Use of Data. Advances in software and hardware and the growing use of the Internet have made it possible to collect and rapidly process massive amounts of user data. Data vendors are able to collect user information across a wide range of Internet properties and connected devices, aggregate it and combine it with other data sources. This data is then made non-identifiable and available within seconds based on specific parameters and attributes. Advertisers can integrate this targeting data with their own or an agency’s proprietary data relating to client attributes, the advertisers’ own store locations and other related characteristics. Through the use of these data sources, together with real-time feedback on consumer reactions to the ads, programmatic advertising increases the value of impressions for advertisers, inventory owners and viewers who receive more relevant ads.

Ability to Target Advertising. In the past, an agency managing a campaign for a men’s basketball shoe brand would typically buy TV time slots during sporting events and buy an ad on a high-traffic website for the entire March Madness basketball tournament. In contrast, by using programmatic technology, the advertiser’s agent can have more control and be more deliberate about where they advertise the shoes. Not every single consumer watching the March Madness tournament is interested in men’s basketball shoes. So rather than paying the same price for every ad impression and every consumer, the advertiser and agent can more deliberately target the precise audience they want to reach. For instance, they can:

•	advertise more often to people who frequently visit basketball websites;

•	show more ads to consumers who recently visited the brand’s site;

•	avoid showing ads to consumers who already purchased the shoes;

•	spend more budget on men than women;

•	assign value to ads at the top of the webpage versus the bottom of the webpage;

•	find the relative value of digital ads versus audio ads versus video ads; and

•	adjust budgets, bids and ultimately spend based on vast insights and billions of combinations of data elements.

Driven by these industry trends, programmatic advertising is expected to grow from $19 billion during 2016 to $42 billion by 2020, according to Magna Global. We believe that programmatic advertising will continue to grow as more content providers, content distributors and advertisers are able to realize its benefits. In addition, we expect that programmatic advertising will help grow the overall advertising market by enabling more advertisers to deploy more spend across a broader range of inventory channels.

Our industry continues to evolve. Recently, publishers of media content have increasingly been implementing the use of “header bidding,” a process in which advertising inventory that would have previously been sold to a certain set of buyers based on previously agreed prices and using a specific selling order is instead competitively bid across a variety of potential buyers, creating more choice for all buyers while potentially helping publishers increase their revenue.

By creating a more transparent marketplace for inventory, header bidding can have the effect of intensifying competition for intermediaries who are both buyers and sellers of advertising inventory. In addition, we believe that in recent years header bidding has contributed to higher average clearing prices for programmatically sold inventory, while also creating more price disparity between various inventory. We believe that we are well positioned to compete in an environment of increased header bidding as it enables us to have access to more inventory, which in turn may help us deliver better results for our clients. In addition, because of our advertiser focused business model, we are not subject to some of the challenges and conflicts that may arise for intermediaries who are both buyers and sellers of inventory, when competing in a transparent and competitive marketplace. Because our revenues are derived primarily from our platform fee, which is a percentage of purchases through our platform, we believe that we may benefit to the extent that header bidding results in higher prices for advertising, particularly as compared to other industry participants that generate their revenues from an arbitrage model whereby they seek to buy advertising inventory at low prices and resell it at higher prices.

Digital Advertising Eco-System

The digital advertising eco-system is divided into buyers, sellers and marketplaces, which can be further segmented on the basis of whether participants provide services or technology. We believe that participants on the buy-side or sell-side should be advocates for their buyers or sellers, while those in the market business should be more of a referee or have market-driven incentives to protect or enhance the integrity of the marketplace.

Publishers and Their Agents. Publishers typically rely on advertising income as a key driver for their businesses. Because of the growing scale of digital advertising, publishers have increasingly adopted advanced technologies and tools that help them maximize the yield on their advertising inventory. Traditionally, many publishers used various tools and channels to sell their inventory, ranging from direct sales teams that tend to focus on their most sought-after inventory, to programmatic vendors that help them sell the rest of their inventory. Publishers are increasingly leveraging the benefits of programmatic technology through third-party agents, such as sell-side platforms, in order to achieve better yield through their own sales teams, as well as from new demand that comes to them from programmatic marketplaces.

Marketplaces, Exchanges and Transaction Enablers. Similar to the electronic communication networks that became part of stock exchanges, many companies are trying to create and preserve a fair and neutral marketplace for the buying and selling of ads. In addition, there are companies similar to rating agencies that evaluate advertising inventory and thus facilitate transactions. This ecosystem includes companies offering data and data management tools, independent measurement tools and quality assurance and verification products.

Advertisers and Their Agents. As Internet usage has increased, so has the fragmentation of audiences across websites, apps and devices. We believe the digital advertising ecosystem is more complex than ever. We also believe that as markets become more complex, the benefits of programmatic transactions become greater, similar to equities and commodities markets. Electronic transactions allow for more powerful decision making. While programmatic transactions allow buyers and sellers to deal with current market complexities, they also introduce new ones. We believe advertising marketplaces will continue to get more complex as buyers and sellers mature. As a result, the need for advertisers to have true advocates is greater than ever. Agencies and service providers are a critical element of the advertising industry, providing advertisers the advice and help that they need as they tackle a complex and often challenging media landscape. We believe that the scale of their operations, which employ hundreds of thousands of people, is a testament to the fact that advertising is an inherently service oriented industry—where the agencies are, and will continue to be, the key gatekeepers for advertising budgets.

We believe that there are inherent conflicts of interest as some market participants serve both buyers and sellers.

What We Do

We are a technology company that empowers advertising agencies to purchase advertising more efficiently and effectively. We provide an intuitive self-serve platform that enables our clients to manage data-driven, digital advertising campaigns using their own teams.

•	We Are an Enabler, Not a Disruptor. With our self-serve platform, we enable advertising agencies and service providers. We do not compete with our clients by selling our platform directly to their advertisers. Advertisers can benefit from a comprehensive solution that combines our technology platform with the services provided by advertising agencies. Our self-service technology platform provides control to our clients and gives us the benefits of a highly scalable business model. In addition to advertising agencies, our platform is used by other demand-side service providers as part of their service offerings.

•	We Are Exclusively Focused on the Buy-Side. We focus on buyers since they control the advertising budgets. Also, the supply of digital advertising inventory exceeds demand, and accordingly we believe it is a buyer’s market. We also believe that by aligning our business only with buyers, we are able to avoid inherent conflicts of interest that exist when serving both the buy- and sell-side. This focus allows us to build trust with clients, many of whom incorporate their proprietary data into our platform. That trust and ability to use their own data on our platform, without worrying about it being used by other participants, enables our clients and their advertisers to achieve better results. This trust provides us the benefit of long-term and stable relationships with our clients.

•	We Are Data-Driven. Our technology platform was founded on the principle that data-driven decisions would be the future of advertising. We built a data management platform first, before building our ad buying technology. While data from disparate third-party data providers can improve campaign performance, our clients’ success often relies largely on our ability to ingest first-party data from brands and their agencies to enable intelligent decisioning that optimizes advertising campaigns. Given our independent, non-conflicted buy-side focused approach and our strict protocol of carefully earmarking all client first-party data we ingest onto our data management platform, our clients trust us with their most granular and expressive data. Our technology platform enables the effective use of this granular data, which allows our clients to run more effective and precisely targeted advertising campaigns that maximize their return on advertising investment. Additionally, we are able to better optimize campaigns by using the data streams that we capture across different devices, such as phones, TVs and computers, so that data from one channel can be used to inform another. We believe that competitors that focus on only one channel such as video advertising do not benefit from the insights that come from having access to the behavior of users across the Internet. We believe that by being omnichannel, our platform has a data advantage over competitors that are channel specific.

•	We Do Not Arbitrage Advertising Inventory. To further align our interests with those of our clients, we do not buy advertising inventory in order to resell it to our clients for a profit. Instead, we provide our clients with a technology platform that allows them to manage their omnichannel advertising campaigns, on a self-serve basis and with full transparency. Using our platform, our clients control their campaign spend and are able to access and choose from over 55 inventory sources. We derive substantially all of our revenue from ongoing master service agreements with our clients rather than episodic insertion orders. We believe that this approach helps us strengthen our relationships with our clients and grow their use of our platform.

•	We Are a Clear Box, Not a Black Box. Our platform is transparent and shows our clients their costs of advertising inventory, data, our platform fee and detailed performance metrics on their advertising campaigns. Our clients directly access and execute campaigns on our platform, control all facets of inventory purchasing decisions, and receive detailed, real-time reporting on all their advertising campaigns. By providing transparent information on our platform, our clients are able to continually compare results and target their budgets to the most effective advertising inventory, data providers and channels.

•	We Are an Open Platform. Clients can customize and build their own features on top of our platform. Clients may use our application programming interfaces, or APIs, to, for example, design their own user interface, bulk manage advertising campaigns, and link other systems including ad servers or reporting tools. As of December 31, 2016, all of our top 10 clients used our APIs and nearly half of our clients have integrated with our APIs. Using our APIs or by working with our engineering team, clients are able to build their own proprietary tools in areas including reporting, campaign strategy, custom algorithms or proprietary data use cases. Our open platform approach enables clients to integrate with our technology, which we believe leads to long-term relationships and increased use of our platform.

•	We Are Omnichannel. Our platform enables our clients to deliver unified advertising campaigns across multiple devices, including computers, smartphones, tablets, gaming consoles, digital TV and broadcast TV. We also support multiple formats, including display, video, broadcast TV, Internet-connected TV, mobile web, in-app mobile and native. The breadth of data that we collect from a multitude of data sources across all channels gives our clients a holistic view of audiences, enabling more effective targeting across different channels.

Our Strengths

We believe the following attributes and capabilities form our core strengths and provide us with competitive advantages:

•	Expressiveness of Our Platform. Our platform allows clients to easily define and manage advertising campaigns with multiple targeting parameters that may result in quadrillions of permutations, which we refer to as expressiveness. We believe that expressiveness provides clients with the ability to target audiences with an extremely high level of precision and thus obtain higher returns on their advertising spend.

•	Scalable Self-Service Model. We offer a self-service model that lets clients direct their own purchases of advertising inventory without extensive involvement by our personnel. This model helps us scale efficiently and has allowed us to grow our business at a faster pace than the growth of our sales and support organization.

•	Loyal Client Base. We had approximately 566 clients, including the advertising industry’s largest agencies, as of December 31, 2016. Many of our clients use our platform regularly as part of their digital advertising purchase workflow, creating ongoing relationships. As a result, our clients are loyal, with over 95% client retention during 2015 and 2016. In addition, our clients typically grow their use of our platform over time, with our clients who spent with us in 2015 increasing their spend on our platform by 71% during 2016.

•	Extensive Data Access. Our clients can easily buy targeting data from over 105 sources through our platform. We also provide clients access to our proprietary data, which increases with continued use of our platform. We believe that the integration of data and decisioning within a single platform enables us to better serve our clients.

•	Focus on Innovation. Our focus on innovation enables us to enhance our platform rapidly for our clients in a constantly evolving industry. We have designed the technology for our platform to enable us to develop new features and make changes quickly and efficiently. For example, we enhanced our platform with 47 releases of updated features and increased functionality in 2016.

•	Scaled and Profitable Business Model. We have grown our business rapidly while achieving profitability, demonstrating the power of our platform, the strength of our client relationships and the leverage inherent to our business model. During 2016, gross spend was $1.0 billion, helping us generate $202.9 million in revenue, up 78% from 2015. In 2016, our net income was $20.5 million and our Adjusted EBITDA increased by 67% to $65.2 million. See footnote 3 in the section captioned “Item 6. Selected Financial Data” of this Annual Report on Form 10-K.

Our Growth Strategy

The key elements of our long-term growth strategy include:

•	Increase Our Share of Existing Clients’ Digital Advertising Spend. Many advertisers are moving a greater percentage of their advertising budgets to programmatic channels. We believe that this shift will provide us with the opportunity to capture a larger share of the overall advertising spend by our existing clients. Additionally, we plan to promote additional services and data to our clients, helping us grow our business.

•	Grow Our Client Base. We have extensive relationships with many advertising agencies and service providers, and believe that, given the decentralized nature of the advertising industry, we have the opportunity to expand our relationships within these agencies and with additional agencies, as well as new service providers. We expect to continue making investments in growing our sales and client service team to support this strategy.

•	Expand Our Omnichannel Capabilities. We believe offering clients capabilities across all media channels and devices enables advertisers to manage omnichannel campaigns and use data from each channel to inform decisions in other channels. We believe these capabilities will continue to further strengthen our relationships with our clients. We intend to continue to invest in innovation across all channels, including the integration of new inventory sources within digital radio, social, native and television. We believe that television and digital radio, in particular, present significant market opportunities.

•	Extend Our Reach to TV. TV is the largest category of advertising spend, and is transitioning to programmatic buying and selling. We believe that the future of TV is in streaming media and video on demand, as streaming TV subscription services are increasingly available at a fraction of the cost of traditional pay TV subscriptions. We intend to leverage our existing market position and technology platform to accelerate this transition. We plan to invest significant resources in technology, sales and support staff related to our TV growth initiatives.

•	Continue to Innovate in Technology and Data. We intend to continue to innovate in technology to improve our platform and enhance its features and functionalities. We view data as one of our key competitive advantages. We will continue to invest resources in growing our data offerings, both from third-party providers as well as our proprietary data.

•	Expand Our International Presence. Many of our clients serve advertisers on a global basis and we intend to expand our presence outside of the United States to serve the needs of those advertisers in additional geographies. As we expand relationships with our existing clients, we are investing in select regions in Europe and Asia. In particular, we believe that China and Indonesia may represent substantial growth opportunities and we are investing in developing our business in those markets.

Our Platform

Our platform enables a media planner or buyer at an advertising agency to:

•	purchase digital media programmatically on various media exchanges and sell-side platforms;

•	acquire and use third-party data to optimize and measure digital advertising campaigns;

•	deploy their, or their client’s, own first-party data in order to optimize campaign efficacy;

•	monitor and manage ongoing digital advertising campaigns on a real-time basis;

•	link digital campaigns to offline sales results or other business objectives;

•	access other services such as our data management platform and publisher management platform marketplace; and

•	use our user interface and APIs to build their own proprietary technology on top of our platform.

At the core of our platform is our bid-factor based architecture, which we believe has advantages over line-item based architectures that other buy-side systems use. With a line-item based system, ad buyers need to identify the relevant individual audience characteristics, such as age, gender and location, and assign a bid value and budget for each targeted characteristic, and then choose their targeting data. A line-item based system then computes a potential set of advertising purchases and caches the results ahead of time. The system will subsequently compare the cached results to available inventory and make bids. This architecture limits the number of factors that an ad buyer can use to target, given the manual nature of the process and the memory required to cache all the possible combinations. Additionally, in order to maintain the fast response rates required to participate in real-time auctions, line-item based bidders often use predictive analytics to evaluate impressions, making them less precise and efficient.

In contrast, our bid-factor based system allows users to define desirable factors and the value associated with those factors. Based on these factors, our platform can compute in real-time the value of impressions and bid only for optimal impressions. Because of the granularity of the bid factors, users of our platform can rapidly create billions of different bid permutations with only a few clicks. This expressiveness enables better targeting, pricing and campaign results.

Our platform is useful and user-friendly based on the following:

•	Easy to Use, Open and Customizable. Our platform provides multiple, easy-to-use automation tools that help our users focus on managing the key factors affecting their campaigns. Our platform also enables clients to integrate custom features and interfaces for their own use through our APIs.

•	Expressive. Our platform enables users to easily create, manipulate and change multiple factors that determine their campaign parameters, resulting in highly targeted and efficient campaigns that are simple to run and manage.

•	Integrated, Omnichannel and Cross-device. Our platform provides integrated access to a wide range of omnichannel inventory and data sources, as well as third-party services such as ad servers, ad verification services and survey vendors. Our platform’s integration of these sources and services enables our clients to deploy their budgets through a wide variety of channels, media screens and formats, targeted in their desired manner, through a single platform.

Some of the key features of our platform are:

•	Auto-Optimization. We provide auto-optimization features which allow buyers to automate their campaigns and support them with computer generated modeling and decision making. In addition, by giving users full reporting, budgeting, and bidding transparency, clients can take control of targeting variables when desired, and apply algorithmic automation when appropriate.

•	Advanced Reporting and Analytics Tools. Our platform provides comprehensive reporting tools, including performance insights across multiple variables such as audience characteristics, ad format, site category, website, device, creative type, and geography. In addition, our platform allows for a unified view of consumers’ interactions with ads purchased by our clients. Better and transparent reporting results in better learning, often leading to better campaign optimization and outcomes.

•	Data Management. Our data management capabilities are core to our platform, and are designed to make a broad selection of data available for real-time decision making at the most detailed level. Using our platform, users are able to purchase data from third-party vendors in a seamless and easy manner, enabling them to optimize their campaigns with the most relevant data.

•	Private Marketplace Support. For clients who wish to transact directly with individual publishers, we offer a comprehensive user interface for discovering and transacting via a wide variety of private pricing contracts. Additionally, we offer direct tags that advertisers can use when they negotiate deals with publishers through advertising agencies.

Our Technology

The core elements of our technology are:

•	Scalable Architecture. On an average daily basis in 2016, our platform reviewed billions of ad impressions. Our platform infrastructure is hosted in 13 data centers.

•	Real-time Bidding. On average, our real-time bidding technology evaluates more than 400 billion ad opportunities per day, reaching over 290 million devices per day on a global basis. Our core bidding architecture is easily adaptable to a variety of inventory formats, allowing our platform to communicate with many different inventory sources.

•	Predictive Models. We use the massive data captured by our platform to build predictive models around user characteristics, such as demographic, purchase intent or interest data. Data from our platform is continually fed back into these models, which enables them to improve over time as the use of our platform increases.

•	Performance Optimization. During campaign execution, our optimization engine continually scores a variety of attributes of each impression, such as website, industry vertical or geography, for their likelihood to achieve campaign performance goals. Our bidding engine then shifts bids and budgets in real-time to deliver optimal performance. Additionally, our platform enables clients to set multiple, simultaneous optimization goals for their advertising.

•	Real-time Analytics. Our platform continuously collects data regarding inventory availability. In addition, real-time campaign delivery and spend totals are used to manage campaign budgets and goal caps, as well as campaign reporting. This data is fed back into our optimization engine to improve campaign performance, and into machine-learning models for user demographic predictive modeling.

Our Clients

Our clients consist of purchasers of programmatic advertising inventory and data. As of December 31, 2016, we had approximately 566 clients, consisting primarily of advertising agencies or groups within advertising agencies that have independent relationships with us, manage budgets independently of one-another, are based in different jurisdictions, and are served by unique Trade Desk teams. Many of these agencies are owned by holding companies, where decision-making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. The number of clients is based on the party with which we have the relationship. Additionally, before being counted by us as a client, each client must have cumulatively spent more than $20,000 on our platform, signed a master service agreement with us and be able to support minimum spend thresholds.

If all of our individual client contractual relationships were aggregated at the holding company level, Omnicom Group Inc. would have represented more than 10% of our gross billings in 2014, Omnicom Group Inc. and WPP plc would have each represented more than 10% of our gross billings in 2015 and Omnicom Group Inc., WPP plc and Publicis Groupe would have each represented more than 10% of our gross billings in 2016. Our contractual and billing arrangement with Omnicom Group Inc. is at the holding company level and accounted for 11% of our gross billings in 2014, 12% in 2015 and 13% in 2016. For WPP plc and Publicis

Groupe, we enter into separate contracts and billing relationships with various of its individual agencies and account for them as separate clients. We do not have any contractual relationship with the holding company WPP plc or Publicis Groupe. Mindshare, which is affiliated with WPP plc, accounted for 12% of our gross billings in 2015 and 11% in 2016. Vivaki, Inc., which is affiliated with Publicis Groupe, accounted for 15% of our gross billings in 2016.

Our clients typically enter into master service agreements, or MSAs, with us that give users constant access to our platform. The MSAs do not contain any material commitments on behalf of clients to use our platform to purchase ad inventory, data or other features. These MSAs typically have one year terms that renew automatically for one year periods, unless earlier terminated. The MSAs are terminable at any time upon 60 days’ notice by either party.

Our clients are loyal, as reflected by our client retention rate of over 95% in 2015 and 2016. In addition, our clients typically grow their use of our platform over time.

Our Advertising and Data Inventory Suppliers

For suppliers of programmatic advertising inventory and data, we believe that we are an important business client, as we represent one of the largest sources of buy-side demand within the digital advertising industry.

We obtain digital advertising inventory from over 55 ad exchanges, supply-side platforms, publishers and ad networks, providing us with access to a breadth of programmatic advertising inventory across computers, smartphones, audio devices and digital TV.

For third-party data vendors, we believe that we represent an important distribution channel. As of December 31, 2016, we have integrated our platform with over 105 third-party data vendors whose products we make available for purchase through our platform.

Our Competition

Our industry is highly competitive and fragmented. We compete with mostly smaller, private companies, but we also compete with divisions of large, well-established companies such as Google, as well as other demand-side platform providers. We believe that we compete primarily based on the performance, capabilities and transparency of our platform and our focus on the buy-side. We generally do not compete with advertising agencies and we refrain from serving advertisers who have a relationship with one of our clients. We believe that we are differentiated from our competitors in the following areas:

•	we are an independent technology company exclusively focused on serving advertising agencies and the buy-side of our industry;

•	our client relationships are based on master service agreements as opposed to campaign-specific insertion orders;

•	our platform provides comprehensive access to a wide range of inventory types and third-party data vendors; and

•	our technology is differentiated and provides highly expressive targeting.

In addition, we believe that new entrants would find it difficult to gain direct access to inventory providers, given their limited scale and the costs that additional integrations impose on inventory providers.

Sales and Marketing

Given our self-serve business model, we focus on supporting, advising and training our clients to use our platform independently as soon as they are ready to transact. Our sales and marketing team, which consisted of 172 employees as of December 31, 2016, employs a consultative approach to both new and existing clients.

Once a new client has access to our platform, they work closely with our client service teams as they onboard the new client and provide continuous support throughout the early campaigns. Typically, once a client has gained some initial experience, it will move to a fully self-serve model and request support as needed.

To help train our clients, suppliers and other digital media participants, we have created an e-learning program called The Trading Academy. We believe that this initiative is an important component in our strategy of enabling rapid onboarding to our platform.

Our marketing efforts are focused on increasing awareness for our brand, executing thought-leadership initiatives, supporting our sales team and generating new leads. We seek to accomplish these objectives by presenting at industry conferences, hosting client conferences, publishing white papers and research, public relations activities, social media presence and advertising campaigns.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole, and events such as the U.S. election cycle and the Olympics.

Platform Development

Rapid innovation is a core driver of our business success and our corporate culture. We empower our development teams by encouraging them to release updated features and increase functionality fast and often. As a company, we refresh our platform on a weekly basis. Our development teams are intentionally lean and nimble in nature, providing for transparency and accountability.

We expect to continue investing in our technology in order to support increased volume of advertising spend on our platform and to facilitate our international expansion. In addition, we intend to invest in efforts aimed at developing new technologies and functionalities that will enhance our platform and further automate our business processes. As of December 31, 2016, we had 145 employees primarily engaged in technology and development. Our technology development expense totaled $7.3 million in 2014, $12.8 million in 2015 and $27.3 million in 2016.

Our Employees and Culture

As of December 31, 2016, we had 467 employees, of whom 345 are in the United States. Our team draws from a broad spectrum of backgrounds and experiences, across technology, advertising and securities trading and other areas. Led by our co-founders, Jeff T. Green and David R. Pickles, who were recognized by Ernst & Young in 2015 with Entrepreneur of the Year awards in the greater Los Angeles area, we facilitate an entrepreneurial culture so that we may remain focused and innovative over time, as we strive to serve our clients with openness, transparency and humility. When hiring, we place a special emphasis on our key cultural attributes of “Grit, Humility, Emotional Intelligence and Generosity,” which we believe have been instrumental in delivering value to our clients and thus contributing to our growth.

We have been consistently ranked as one of the best places to work for in the advertising industry as recognized by awards from Inc., Entrepreneur, Crain’s New York, Outside Magazine and the Great Place to Work Institute. We believe that our low employee voluntary turnover rate since our founding is a testament to our culture and team spirit.

Development of International Markets

We have recently increased our focus on markets outside the United States to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant, and should continue to expand as publishers and advertisers outside the United States seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue to invest to grow our presence internationally, including in China, where we have not historically operated to date. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about our geographic gross billings is set forth in Note 12 of “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright and trademark laws in the United States and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. We hold no patents because we believe our proprietary technology is best protected by keeping our technology architecture, trade secrets, and engineering roadmap private. We believe our platform is difficult to replicate and would be expensive to build. We also believe that the most important protection in digital advertising technology is the ability to execute and deliver new functionality quickly, and are continually developing new intellectual property as we innovate.

Privacy and Data Protection Regulation

Privacy and data protection legislation and regulation play a significant role in our business. We and our clients use non-identifiable data about Internet users collected through our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to Internet users based on their particular geographic locations, the type of device they are using, or their interests as inferred from their web browsing or app usage activity. We do not use this data to identify specific individuals, and we do not seek to associate this data with information that can be used to identify specific individuals. We take steps not to collect or store personally identifiable information, or personal data, from any source. The definitions of personally identifiable information and personal data, however, vary by jurisdiction and are evolving. As a result, our platform and business practices must be assessed regularly in each jurisdiction where we do business to avoid violating applicable legislation and regulation.

In the United States, both state and federal legislation govern activities such as the collection and use of data by companies like us. Digital advertising in the United States has primarily been subject to regulation by the Federal Trade Commission, or the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. Because our platform reaches users throughout the world, some of our activities may also be subject to foreign legislation. As we continue to expand internationally, we will be subject to additional legislation and regulation, and these laws may affect how we conduct business.

Additionally, U.S. and foreign governments have enacted or are considering enacting legislation that could significantly restrict our ability to collect, augment, analyze, use and share data collected through cookies and similar technologies, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to track people online. In the United States, the FTC has commenced the examination of privacy issues that arise when marketers track consumers across multiple devices, otherwise known as cross-device tracking. In the European Union, or EU, Directive 2009/136/EC, commonly referred to as the Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. In response, some member states have adopted and implemented, and may continue to adopt and implement, legislation that impacts the use of cookies for online advertising. For instance, on October 19, 2016, the Court of Justice of the European Union ruled that IP addresses in certain circumstances are “personal data”

under current EU governing law, at least when such IP addresses are held by ISPs and other companies that have the ability to identify a user’s real-life identity. The EU also recently enacted the General Data Protection Regulation, which is anticipated to take effect in May 2018 and similarly will restrict the collection and use of IP addresses, cookie identifiers, and device identifiers for advertising purposes.

In prior years, some government regulators and privacy advocates advocated vigorously for a Do Not Track standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. In 2010, the FTC issued a staff report emphasizing the need for simplified notice, choice and transparency to the consumer regarding the collection, use and sharing of data, and suggested implementing a Do Not Track browser setting that would allow consumers to choose whether or not to allow tracking of their online browsing activities. All major Internet browsers have implemented some version of a Do Not Track setting. However, there is no commonly accepted definition of “tracking,” no consensus regarding what message is conveyed by a Do Not Track setting and no industry standards regarding how to respond to a Do Not Track preference. The World Wide Web Consortium chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations, to create a voluntary Do Not Track standard for the World Wide Web. The group has yet to agree upon a standard that has the backing of industry. California amended its main privacy law, the California Online Privacy Protection Act, or CalOPPA, to require companies to declare in their privacy policies how they respond to Do Not Track signals or similar mechanisms, and Delaware recently enacted a similar requirement in the Delaware Online Privacy and Protection Act, or DOPPA. Neither CalOPPA nor DOPPA, however, requires any particular response to those signals.

We participate in several industry self-regulatory programs, mainly initiated by the Network Advertising Initiative, or NAI, the Digital Advertising Alliance, or DAA, and their international counterparts. Under such programs, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and similar technologies and our collection and use of data in connection with the delivery of targeted advertising. We also allow consumers to opt out from the use of data we collect for the delivery of targeted advertising, and we provide consumers notice with how to exercise such choice. We believe that this user-centric approach to addressing consumer privacy empowers consumers to make informed decisions on the use of their data.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and related amendments and other information with the Securities and Exchange Commission, or the SEC. You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at http://investors.thetradedesk.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

Website addresses referred to in this Annual Report on Form 10-K are not intended to function as hyperlinks, and the information contained on our website is not incorporated into, and does not form a part of this Annual Report on Form 10-K or any other report or documents we file with or furnish to the SEC.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this annual report, including the consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Class A common stock. The risks and uncertainties described below include those that we consider material and that we are currently aware of, but are not the only ones we face. If any of the following risks is realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment. We have organized the description of these risks into groupings in an effort to enhance readability but many of the risks interrelate and could be grouped or ordered in other ways. Therefore, no special significance should be attributed to the groupings or order below.

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

We had approximately 566 clients, consisting primarily of advertising agencies, as of December 31, 2016. Many of these agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers, are located, at the agency, local branch or division level. If all of our individual client contractual relationships were aggregated at the holding company level, Omnicom Group Inc., WPP plc and Publicis Groupe would each represent more than 10% of our gross billings for 2016.

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

In addition, revenue may not necessary grow at the same rate as spend on our platform. Growth in spend may outpace growth in our revenue as the market for programmatic buying for advertising matures due to a number of factors including quantity discounts and product, media, client and channel mix shifts. For example, TV advertising typically entails relatively large advertising budgets that carry a smaller fee as a percentage of spend. Growth in the use of our platform for TV advertising could impact the rate of our revenue growth relative to the rate of growth in spend on our platform. A significant change in revenue as a percentage of spend could reflect an adverse change in our business and growth prospects. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock.

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

This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average days sales outstanding, or DSO, of 105 days, and average days payable outstanding, or DPO, of 84 days at December 31, 2016. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing 12-month period divided by, for DSO, average daily gross billings for the period, and for DPO, by the average daily cost of media, data and operating expenses over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the 12-month period. Historically, our DSOs have fluctuated over time. If our DSOs increase significantly, and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence our results of operations and financial condition would be adversely impacted.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for our year ending December 31, 2017, provide a management report on internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

See “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K for a list of the material weaknesses identified during 2015 in our internal control over financial reporting and a list of the steps taken in 2015 and 2016 to address the internal control deficiencies that contributed to these material weaknesses.

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

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act will be time consuming, costly and complicated. If during the evaluation and testing process, we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when we cease being an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

For instance, a wide variety of local, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of data collected from or about consumers and devices. While we have not collected data that is traditionally considered personal data, such as an individual’s name, email address, address, phone numbers, social security numbers, or credit card numbers, we typically do collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile app identifiers), which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. On October 27, 2016, the Federal Communications Commission adopted new privacy rules for broadband providers, which significantly broadened the definition of “sensitive information” to include geo-location information, web browsing history and app usage history. Use of such “sensitive information” by broadband providers or sharing of such data with third parties requires opt-in consent under the new rules. While these rules do not directly govern us, they are expected to impact how broadband providers collect and use customer data for advertising purposes. This may, in turn, limit our access to certain types of data and our ability to allow our clients to use that data.

Additionally, evolving definitions of what is considered personal data within the European Union and elsewhere may also impact us. On October 19, 2016, the Court of Justice of the European Union ruled that IP addresses in certain circumstances are “personal data” under current EU law, at least when such IP addresses are held by ISPs and other companies that have the ability to identify a user’s real-life identity. In addition, significant changes to the privacy regime in the European Union, such as the General Data Protection Regulation, anticipated to come into effect in May 2018, may cause us to change our business practices, require significant changes to our backend configuration, increase operating costs, or limit our ability to operate or expand our business.

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

Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance costs. For example, the Federal Trade Commission, or the FTC, has examined, and likely will continue to examine, the privacy issues that arise as marketers track consumers across several devices, otherwise known as cross-device tracking. The FTC may promulgate guidance regarding cross-device tracking, may encourage legislation governing these practices, and may use its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in cross-device tracking.

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

In addition to government regulation, the DAA and NAI, and other privacy advocates and industry groups, may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, and changes in the interpretation and enforcement of existing laws, regulations, standards and other obligations, as well as increased enforcement by industry groups or data protection authorities, could require changes to our practices or impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, contractual obligations and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

We currently have sales personnel in the United Kingdom, Australia, Germany, South Korea, Singapore, Japan, Hong Kong, France, and Indonesia and we anticipate expanding our international operations in the future, including in China and potentially other countries that score unfavorably on the Corruption Perceptions Index, or CPI, of the Transparency International. Our sales organization outside the United States is substantially smaller than our sales organization in the United States. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, we may be unable to effectively grow in international markets.

Approximately 9% of our gross spend in 2016 was derived from outside of the United States. Our international operations subject us to a variety of additional risks, including:

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

Our credit facility contains restrictions that limit our flexibility in operating our business. In March 2016, we entered into a loan and security agreement with a syndicate led by Citibank, N.A., which we refer to as our credit facility. Subject to certain customary conditions, we have access to borrow up to $125.0 million aggregate principal amount of revolver borrowings. The amount of borrowing availability under our credit facility is based on our accounts receivable balance, reduced by certain reserves. As of December 31, 2016, the outstanding principal balance under our credit facility was $25.8 million. Our credit facility also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

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

We became a public company in September 2016. Most members of our management team have limited or no experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are now subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These new obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and operating results.

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

The market growth forecasts included in this annual report may prove to be inaccurate and, even if the market in which we compete achieves forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Market growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The forecasts in this annual report relating to expected growth in the digital advertising and real-time buying markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

The market price of our stock and of equity securities of technology companies has historically experienced high levels of volatility. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A common stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	lock-up releases or sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited herein.

In addition, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of substantial blocks of our common stock into the public market after our IPO, including when “lock-up” or “market standoff” periods end, or the perception that such sales might occur, could cause the market price of our common stock to decline.

Sales of substantial blocks of our common stock into the public market after our IPO, including when “lock-up” or “market standoff” periods end, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of December 31, 2016, we have 10,071,246 shares of Class A common stock and 29,060,210 shares of Class B common stock outstanding. All of the shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

Subject to certain exceptions, we, all of our directors and officers, the selling stockholders and substantially all of the other holders of our capital stock and securities convertible into, or exchangeable for, our capital stock have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of Citigroup prior to March 20, 2017. When the lock-up period expires, we, our directors and officers and locked-up stockholders will be able to sell shares into the public market.

Citigroup may, in its sole discretion, permit our directors and officers and locked-up stockholders to sell shares prior to the expiration of the restrictive provisions contained in the “lock-up” agreements with the underwriters. In addition, we may, in our sole discretion, permit our employees and current stockholders who are subject to market standoff agreements or arrangements with us and who are not subject to a lock-up agreement with the underwriters to sell shares prior to the expiration of the restrictive provisions contained in those market standoff agreements or arrangements.

Based on shares outstanding as of December 31, 2016, holders of up to approximately 21,807,911 shares, or 56%, of our common stock, will have rights to require us to file registration statements covering the sale of such shares or to include such shares in registration statements that we may file for ourselves or other stockholders. We have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

The market price of our Class A common stock could decline as a result of the sale of substantial blocks of our common stock into the public market after our IPO, or the perception that such sales might occur.

Insiders have substantial control over our company, including as a result of the dual class structure of our common stock, which could limit your ability to influence the outcome of key decisions, including a change of control.

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our IPO, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 97% of the voting power of our outstanding capital stock as of December 31, 2016. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

Being a public company may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ending December 31, 2017. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five full fiscal years following the completion of our IPO. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees or our stockholders owed to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or (4) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in other judicial forums for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees in jurisdictions other than Delaware. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal office, totaling approximately 12,200 square feet, in Ventura, California, under a lease that expires in September 2020, and we plan to expand in Ventura to include an additional 12,300 square feet of office space in early 2017 under a separate lease that expires in February 2022. We also lease offices in various cities within the United States, Europe, Asia and Australia. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, litigation or claims, which, if determined adversely to us, would have a material adverse effect on our business, operating results, financial condition or cash flows. We may from time to time, be party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock began trading on the NASDAQ Global Market on September 21, 2016 under the symbol “TTD”. Prior to this date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock. The following table sets forth, for the indicated periods, the intraday high and low sales prices per share of our Class A common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2016
Third quarter (commencing September 21, 2016)	$33.40	$26.84
Fourth quarter	$31.43	$22.00

Holders of Record

As of January 31, 2017, there were approximately 34 holders of record of our Class A common stock and 208 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our Class A or Class B common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to finance the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our board of directors considers relevant. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our financial condition. In addition, our credit facility contains restrictions on our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

In September 2016, we completed our IPO, whereby we sold 4,666,667 shares of Class A common stock. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus, which was filed with the SEC on September 21, 2016 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference from Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between September 21, 2016 (our initial trading day) and December 31, 2016, with the comparative cumulative total returns of the Standard & Poor’s (S&P) 500 Index and Russell 2000 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the S&P 500 Index and Russell 2000 Index assumes reinvestments of dividends. The graph assumes the closing market price on September 21, 2016 of $30.10 per share as the initial value of our Class A common stock. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance.

Item 6. Selected Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated. We have derived the selected consolidated statements of operations data for 2014, 2015, and 2016 and the selected consolidated balance sheet data as of December 31, 2015 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2014 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2014	2015	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$44,548	$113,836	$202,926
Operating expenses(1):
Platform operations	12,559	22,967	39,876
Sales and marketing	14,590	26,794	46,056
Technology and development	7,250	12,819	27,313
General and administrative	9,385	13,276	32,163

Total operating expenses	43,784	75,856	145,408

Income from operations	764	37,980	57,518
Total other expense, net	1,707	8,125	13,684

Income (loss) before income taxes	(943)	29,855	43,834
Provision for (benefit from) income taxes	(948)	13,926	23,352

Net income	$5	$15,929	$20,482

Net income (loss) attributable to common stockholders(2)	$—	$8,764	$(26,727)

Net income (loss) per share attributable to common stockholders–basic(2)	$—	$0.85	$(1.46)

Net income (loss) per share attributable to common stockholders–diluted(2)	$—	$0.39	$(1.46)

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Non-GAAP Financial and Operating Data:
Adjusted EBITDA(3)	$5,683	$39,159	$65,221
Gross spend(4)	$211,266	$552,325	$1,027,984
Gross billings(5)	$201,804	$529,975	$990,561

	As of December 31,
	2014	2015	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$17,315	$4,047	$133,400
Accounts receivable, net	78,364	191,943	377,240
Total assets	102,238	210,231	537,596
Accounts payable	58,293	108,461	321,163
Long-term debt, net of current portion	16,493	45,918	25,847
Total liabilities	80,372	171,885	373,216
Convertible preferred stock	27,997	24,204	—
Total stockholders’ equity (deficit)	(6,131)	14,142	164,380

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Platform operations	$14	$71	$756
Sales and marketing	50	127	1,707
Technology and development	909	85	1,513
General and administrative	3,572	91	1,080

Total	$4,545	$374	$5,056

See Note 10 to our audited consolidated financial statements for more information regarding stock-based compensation expense.

(2)	See Note 3 to our audited consolidated financial statements for a description of the net income (loss) attributable to common stockholders and net income (loss) per share attributable to common stockholders—basic and diluted computations.
(3)	In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our business. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Net income	$5	$15,929	$20,482
Add back (deduct):
Depreciation and amortization expense	680	1,828	3,798
Stock-based compensation expense	4,545	374	5,056
Interest expense	843	1,141	3,075
Change in fair value of preferred stock warrant liabilities	558	5,961	9,458
Provision for (benefit from) income taxes	(948)	13,926	23,352

Adjusted EBITDA	$5,683	$39,159	$65,221

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net income and our other GAAP financial results.

(4)	Gross spend includes the value of a client’s purchases through our platform plus our platform fee, which is a percentage of a client’s purchases through the platform. We review gross spend for internal management purposes to assess market share and scale, and to plan for optimal levels of support for our clients. Some companies in our industry report revenue on a gross basis or use similar metrics, so tracking our gross spend allows us to compare our results to the results of those companies. Gross spend does not represent our revenue reported on a GAAP basis. Our gross spend is influenced by the volume and characteristics of bids for advertising inventory won through our platform. We expect our revenue as a percentage of gross spend, which is sometimes referred to as take rate, to fluctuate due to the types of services and features selected by our clients through our platform and certain volume discounts. We track gross spend based on the location of our office servicing the respective clients. Other companies, including companies in our industry, may calculate gross spend or similarly titled measures differently, which reduces its usefulness as a comparative measure.
(5)	Gross billings represents the amount we invoice our clients, net of allowances. As some of our clients have payment relationships directly with advertising inventory suppliers for the amount of advertising inventory the clients purchase through our platform, we do not invoice these clients for this spend, and we only invoice such clients for data, other services and our platform fee. Accordingly, gross billings are less than gross spend and represent gross spend, less platform discounts and less the value of advertising inventory and data that our clients purchase directly from publishers through our platform. We report revenue on a net basis which represents gross billings net of amounts we pay suppliers for the cost of advertising inventory, data and add-on features. We expect our revenue as a percentage of gross billings to fluctuate due to the types of services and features selected by our clients through our platform and certain volume discounts. We review gross billings for internal management purposes to adequately plan for our working capital needs and monitor collection risk. We track gross billings based on the billing address of the client. In many cases, international clients are serviced from our United States offices resulting in gross billings exceeding gross spend for international clients.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes to those statements included in Item 8 to this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Item 1A. Risk Factors” and the “Special Note About Forward-Looking Statements”.

References to “Notes” are notes included in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a technology company that empowers ad buyers. We provide a self-service platform that enables our clients to purchase and manage data-driven digital advertising campaigns using their own teams. Our platform allows clients to manage integrated advertising campaigns across various advertising formats, including display, video and social, and on a multitude of devices, including computers, mobile devices and connected TV, an approach that we refer to as omnichannel.

Our company was founded in 2009 by two pioneers of programmatic advertising buying who were motivated to allow buyers of advertising to precisely target audiences with the most relevant and highest performing ads. We commercially launched our platform in May 2011. Since launch, we have also extended our platform to address additional advertising formats. In 2011, approximately 100% of gross spend on our platform was for display advertising compared to 48% in 2016, with the remainder derived from mobile, video, social, native and audio. We had approximately 258 clients at the beginning of 2015, and we added 131 additional clients (net of any lost clients) during that year. We had approximately 389 clients at the beginning of 2016, and we added 177 additional clients (net of any lost clients) during that year.

Our clients are the advertising agencies and other service providers for advertisers. By aligning our business with buyers we avoid inherent conflicts of interest that exist when serving both the buy and sell-side, which we believe helps us build trust with our clients. We provide our platform through a self-service, browser based user interface and also enable clients to customize and build their own features and reports on our platform through our application programming interfaces. After adding a client through our sales team or an in-bound request, we teach clients how to use our platform to design and execute advertising campaigns independently.

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

We expect that our revenue as a percentage of gross spend will fluctuate and may decrease in the future, especially as we introduce and as our clients select new platform features, expand our omnichannel capabilities, extend our reach to TV inventory and add additional clients whose businesses may have different underlying business models.

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

Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory that we present to our clients. For example, we have expanded our native advertising offerings through our recent integrations with supply-side partners.

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

In addition, we believe the markets outside of the United States offer an opportunity for growth, and we intend to make additional investments in sales and marketing and product development to expand in these markets, including China, where we are making significant investments in launching our platform and growing our team. Gross spend on our platform outside the United States was $17.0 million in 2014, $36.4 million in 2015 and $88.3 million in 2016.

We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.

Our business model has allowed us to grow significantly and achieve profitability. In 2014, our revenue was $44.5 million, and we generated $5,000 in net income and $5.7 million in Adjusted EBITDA. In 2015, our revenue was $113.8 million, representing a year over year increase of 156%, and we generated $15.9 million in net income and $39.2 million in Adjusted EBITDA. In 2016, our revenue was $202.9 million, representing a year over year increase of 78%, and we generated $20.5 million in net income and $65.2 million in Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure. For information on how we compute Adjusted EBITDA, and a reconciliation of Adjusted EBITDA to net income on a GAAP basis, see footnote 3 in the section captioned “Item 6. Selected Financial Data” of this Annual Report on Form 10-K.

Factors Affecting Our Performance

Growth in and Retention of Client Spend

Our recent growth has been driven by expanding our share of spend by our existing clients and adding new clients. Our clients include some of the largest advertising agencies in the world and we believe there is significant room for us to expand further within these clients. As a result, future revenue growth depends upon our ability to retain our existing clients and to gain a larger amount of their advertising spend through our platform.

CLIENT COHORT GROWTH—ANNUAL GROWTH SPEND

In order to analyze the contribution to the growth of our business driven by the increase in gross spend from pre-existing clients, we measure annual gross spend for the set of clients, or cohort, that commenced spending on our platform in a specific year relative to subsequent periods. As illustrated in the chart above, the gross spend from each of our cohorts has increased over subsequent periods. Annual gross spend represents the value of a client’s purchases through the platform plus our platform fee, which is a percentage of a client’s purchases, through the platform, for each year. We believe that the trends reflected above are illustrative of the value of our client base; however, over time we will likely lose clients from each cohort, clients may spend less on our platform and the growth rate of gross spend may change. Any such change could have a significant negative impact on gross spend and operating results.

Ability to Expand our Omnichannel Reach, Including Television and Digital Radio

We enable the purchase of advertising inventory in a wide variety of formats. Although display advertising represented 48% of our gross spend in 2016, non-display advertising such as mobile, video and social are significant and increasing components of our gross spend. Non-display gross spend increased from $66.1 million in 2014 to $236.7 million in 2015 and $532.8 million in 2016. Our future growth will depend on our ability to maintain and grow the inventory of, and spend on, other channels. In addition, we believe that our ability to integrate and offer television and digital radio advertising inventory for purchase through our platform, and in particular our ability to manage the increased costs that will accompany these purchases, will impact the future growth of our business.

Growth of the Programmatic Advertising Market

Our operating results and prospects will be impacted by the overall adoption of programmatic advertising by inventory owners and content providers, as well as advertisers and the agencies and service providers that represent them. Programmatic advertising has grown rapidly in recent years, and any acceleration, or slowing, of this growth would affect our operating and financial performance. In addition, even if the programmatic advertising market continues to grow at its current rate, our ability to position ourselves within the market will impact the future growth of our business.

Development of International Markets

We have recently increased our focus on markets outside the United States to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant, and should continue to expand as publishers and advertisers outside the United States seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue to invest to grow our presence internationally, including in China, where we have not historically operated to date. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about geographic gross billings is set forth in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole, and events such as the U.S. election cycle and the Olympics.

Components of Our Results of Operations

We have one primary business activity and operate in one operating and reportable segment.

Revenue

We generate revenue from clients who enter into agreements with us to use our platform to purchase advertising inventory, data and other add-on features.

We report revenue on a net basis which represents gross billings net of amounts we pay suppliers for the cost of advertising inventory, data and add-on features. Our accounts receivable are recorded at the amount of gross billings to clients, net of allowances, for the amounts we are responsible to collect, and our accounts payable are recorded at the amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

See “Critical Accounting Policies and Estimates—Revenue Recognition” for a description of our revenue recognition policies.

Operating Expenses

We classify our operating expenses into the following four categories:

Platform Operations. Platform operations expense consists of expenses related to hosting our platform and providing support to our clients. Platform operations expense includes hosting costs, personnel costs, amortization of capitalized software costs for the development of our platform and allocated overhead. Personnel costs included in platform operations include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel who provide our clients with support using our platform and the network operations group that supports our platform. We capitalize certain costs associated with the development of our platform and amortize these costs in platform operations over their estimated useful lives. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Many of the expenses included in platform operations do not increase or decrease proportionately with increases or decreases in our revenue. We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities, and allocated overhead. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Commissions costs are expensed as incurred.

Our sales organization focuses on marketing our platform to increase its adoption by existing and new clients. We are also focused on expanding our international business by growing our sales teams in countries in which we currently operate, as well as establishing a presence in additional countries. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods. Sales and marketing expense as a percentage of revenue may fluctuate from period to period based on revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over periods and are impacted by the revenue seasonality in our industry and business.

Technology and Development. Our technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs, third party consultant costs associated with the ongoing development and maintenance of our platform, amortization of capitalized third party software used in the development of our platform and allocated overhead. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in other assets, non-current on our consolidated balance sheet. We amortize capitalized software development costs relating to our platform to platform operations expense.

We believe that continued investment in our platform is critical to attaining our strategic objectives and long-term growth. We therefore expect technology and development expense to increase as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. Our development efforts also include additional platform functionality to support our international expansion. We also intend to invest in technology to further automate our business processes.

General and Administrative. Our general and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, bad debt expense and allocated overhead. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our operation as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with developing the requisite infrastructure required for internal controls. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

Other Expense, Net

Interest Expense. Interest expense is mainly related to our debt, which carries a variable interest rate.

Change in Fair Value of Convertible Preferred Stock Warrant Liabilities. Prior to our IPO, we had two outstanding warrants to purchase shares of our convertible preferred stock. These convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our IPO, the warrants converted into warrants to purchase shares of common stock and were net exercised by the holders. As a result, we no longer re-measure the value of warrants after our IPO.

Foreign Currency Exchange Loss, Net. Foreign currency exchange loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and, to a much lesser extent, accounts payable that are denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound, the Euro, Singapore Dollar, Indonesian Rupiah, Japanese Yen and Australian Dollar.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes consists primarily of federal, state, and foreign income taxes. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

Our effective tax rate differs from the U.S. federal statutory income tax rate due to state taxes, fair value adjustments associated with our warrant liabilities, federal and foreign tax rate differences, research and development tax credits, non-deductible stock-based compensation and adjustments to our valuation allowance.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence. Objectively verifiable evidence includes our realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards during the year.

In 2014, we released all of our valuation allowance previously established against our U.S. net deferred tax assets of $2.2 million. Our decision to release the valuation allowance on our U.S. deferred tax assets was due to, among other reasons, our three-year cumulative pre-tax income adjusted for permanent items realized in U.S. jurisdictions and significant forecasted U.S. taxable income.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Revenue	$44,548	$113,836	$202,926
Operating expenses:
Platform operations	12,559	22,967	39,876
Sales and marketing	14,590	26,794	46,056
Technology and development	7,250	12,819	27,313
General and administrative	9,385	13,276	32,163

Total operating expenses	43,784	75,856	145,408

Income from operations	764	37,980	57,518
Total other expense, net	1,707	8,125	13,684

Income (loss) before income taxes	(943)	29,855	43,834
Provision for (benefit from) income taxes	(948)	13,926	23,352

Net income	$5	$15,929	$20,482

	Year Ended December 31,
	2014	2015	2016
	(as a percentage of revenue*)
Revenue	100%	100%	100%
Operating expenses:
Platform operations	28	20	20
Sales and marketing	33	24	23
Technology and development	16	11	13
General and administrative	21	12	16

Total operating expenses	98	67	72

Income from operations	2	33	28
Total other expense, net	4	7	7

Income (loss) before income taxes	(2)	26	22
Provision for (benefit from) income taxes	(2)	12	12

Net income	—%	14%	10%

*	Percentages may not sum due to rounding.

Comparison of the Years Ended December 31, 2014, 2015 and 2016

Revenue

	Year Ended December 31,			2015 vs 2014 Change		2016 vs 2015 Change
	2014	2015	2016	$	%	$	%
	(in thousands, except percentages)
Revenue	$44,548	$113,836	$202,926	$69,288	156%	$89,090	78%

2015 Compared to 2014

The increase in revenue was primarily due to a 161% increase in gross spend on our platform. Gross spend on our platform by existing clients added prior to 2015 increased by 135% in the aggregate in 2015, and these existing clients represented 88% of the total gross spend in 2015. In 2015, 59% of existing clients added prior to 2015 increased their gross spend on our platform and their average increase in gross spend was approximately $2.0 million.

2016 Compared to 2015

The increase in revenue was primarily due to an 86% increase in gross spend on our platform. Gross spend on our platform by existing clients added prior to 2016 increased by 71% in the aggregate in 2016, and these existing clients represented approximately 91% of the total gross spend in 2016. In 2016, 55% of existing clients added prior to 2016 increased their gross spend on our platform and their average increase in gross spend was approximately $2.1 million. Revenue as a percentage of gross spend in the aggregate may fluctuate from period to period based on our client mix and the extent to which clients utilize our platform’s features.

Platform Operations

	Year Ended December 31,			2015 vs 2014 Change		2016 vs 2015 Change
	2014	2015	2016	$	%	$	%
	(in thousands, except percentages)
Platform operations	$12,559	$22,967	$39,876	$10,408	83%	$16,909	74%
Percent of revenue	28%	20%	20%

2015 Compared to 2014

The increase in platform operations expense was primarily due to increases of $5.7 million in hosting costs and $3.3 million in personnel costs. The increase in hosting costs was primarily attributable to supporting the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team.

2016 Compared to 2015

The increase in platform operations expense was primarily due to increases of $11.5 million in hosting costs and $4.2 million in personnel costs. The increase in hosting costs was primarily attributable to supporting the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team.

Sales and Marketing

	Year Ended December 31,			2015 vs 2014 Change		2016 vs 2015 Change
	2014	2015	2016	$	%	$	%
	(in thousands, except percentages)
Sales and marketing	$14,590	$26,794	$46,056	$12,204	84%	$19,262	72%
Percent of revenue	33%	24%	23%

2015 Compared to 2014

The increase in sales and marketing expense was primarily due to increases of $9.0 million in personnel costs and $2.5 million in marketing expenses. The increase in personnel costs was primarily due to an increase in sales and marketing headcount in order to support our sales efforts and to continue to develop and maintain relationships with our clients. The increase in overall marketing expenses was mainly related to our participation in industry events, tradeshows and related public relations activities.

2016 Compared to 2015

The increase in sales and marketing expense was primarily due to increases of $11.3 million in personnel costs, $5.2 million in marketing expenses and $2.5 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in sales and marketing headcount in order to support our sales efforts and to continue to develop and maintain relationships with our clients. The increase in overall marketing expenses was mainly related to our participation in industry events, tradeshows and related public relations activities. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new facility operating leases entered into during 2016.

Technology and Development

	Year Ended December 31,			2015 vs 2014 Change		2016 vs 2015 Change
	2014	2015	2016	$	%	$	%
	(in thousands, except percentages)
Technology and development	$7,250	$12,819	$27,313	$5,569	77%	$14,494	113%
Percent of revenue	16%	11%	13%

2015 Compared to 2014

The increase in technology and development expense was primarily due to an increase in personnel costs of $5.6 million, which was partially offset by a decrease in stock-based compensation expense of $0.8 million primarily associated with the repurchase of common stock from our founders concurrent with our Series B preferred stock financing in February 2014. The increase in personnel costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain and support our technology and development efforts. The increase in personnel costs was partially offset by a $1.0 million increase in capitalized software development costs. The capitalized software development costs were primarily attributable to the development of features and additional platform functionality. These capitalized software development costs are amortized over the estimated useful life of the underlying technology and are included in platform operations expenses.

2016 Compared to 2015

The increase in technology and development expense in 2016 was primarily due to increases of $10.1 million in personnel costs, $2.9 million in allocated facilities costs and $1.4 million in contractor and temporary staff costs. The increases in personnel costs and contractor and temporary staff costs were primarily attributable to increased headcount and use of contractor and temporary staff to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new facility operating leases entered into during 2016.

General and Administrative

	Year Ended December 31,			2015 vs 2014 Change		2016 vs 2015 Change
	2014	2015	2016	$	%	$	%
	(in thousands, except percentages)
General and administrative	$9,385	$13,276	$32,163	$3,891	41%	$18,887	142%
Percent of revenue	21%	12%	16%

2015 Compared to 2014

The increase in general and administrative expense was primarily due to an increase in personnel costs, excluding stock-based compensation, of $3.6 million and an increase in professional services fees of $1.9 million, partially offset by a reduction in stock compensation expense of $3.5 million primarily associated with the repurchase of common stock from our founders, concurrent with our Series B preferred stock financing in February 2014. The increase in personnel costs was primarily due to increased headcount. The increase in headcount and third-party professional services fees was primarily related to finance and legal services to support our growth and for preparation for our IPO.

2016 Compared to 2015

The increase in general and administrative expense was primarily due to increases of $9.0 million in personnel costs, $4.9 million in professional services fees, $1.4 million in contractor and temporary staff costs and $1.3 million in bad debt expense. The increase in personnel costs and professional services fees was primarily related to finance and legal services to support our growth and in preparation for our IPO. The increase in contractor and temporary staff costs was primarily related to supplementing our finance headcount in preparation for our IPO. The increase in bad debt expense was primarily attributable to a reserve established for one client.

Other Expense, Net

	Year Ended December 31,			2015 vs 2014	2016 vs 2015
	2014	2015	2016	$ Change	$ Change
	(in thousands)
Total other expense, net	$1,707	$8,125	$13,684	$6,418	$5,559

2015 Compared to 2014

The increase in other expense, net was primarily related to the increase of $5.4 million in the fair value of our convertible preferred stock warrant liabilities driven by the increase in the valuation of our preferred stock. In addition, foreign currency exchange losses increased by $0.7 million due to an increased volume of foreign currency denominated transactions and fluctuations in exchange rates, primarily the Canadian Dollar relative to the U.S. Dollar.

2016 Compared to 2015

The increase in other expense, net was primarily related to an increase in the fair value of our convertible preferred stock warrant liabilities of $3.5 million and an increase in interest expense of $1.9 million. The increase in the fair value of our convertible preferred stock warrant liabilities was primarily due to an increase in the valuation of our preferred stock. The increase in interest expense was primarily attributable to an increase in our debt borrowings and the liquidation fee of $0.8 million paid at the closing of our IPO related to our prior debt facility.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2014	2015	2016
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(948)	$13,926	$23,352
Effective tax rate	100.5%	46.6%	53.3%

The difference between the effective tax rate in 2014 of 100.5% and the federal statutory income tax rate of 34% was primarily due to non-deductible stock-based compensation, offset by the release of our valuation allowance in U.S. jurisdictions.

The difference between the effective tax rate in 2015 of 46.6% and the federal statutory income tax rate of 35% was mainly due to state taxes, net of federal benefit, and a change in the fair value of our warrant liabilities.

The difference between the effective tax rate in 2016 of 53.3% and the federal statutory income tax rate of 35% was primarily due to higher non-deductible preferred stock warrant expense and stock-based compensation expense.

Quarterly Results of Operations

The following tables set forth our quarterly unaudited consolidated statements of operations data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2016. We have prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2015	2015	2015	2015	2016	2016	2016	2016
	(in thousands)
Revenue	$17,958	$24,452	$28,768	$42,658	$30,378	$47,182	$52,956	$72,410
Operating expenses:
Platform operations	4,521	5,121	5,968	7,357	7,513	8,682	10,422	13,259
Sales and marketing	4,967	6,725	6,838	8,264	8,431	11,251	11,600	14,774
Technology and development	2,279	2,817	3,411	4,312	4,639	5,763	7,292	9,619
General and administrative	2,529	2,648	3,359	4,740	6,399	6,452	8,591	10,721

Total operating expenses	14,296	17,311	19,576	24,673	26,982	32,148	37,905	48,373

Income from operations	3,662	7,141	9,192	17,985	3,396	15,034	15,051	24,037
Total other expense, net	730	706	1,376	5,313	5,264	1,260	6,087	1,073

Income (loss) before income taxes	2,932	6,435	7,816	12,672	(1,868)	13,774	8,964	22,964
Provision for (benefit from) income taxes	1,145	2,548	3,211	7,022	(828)	6,176	5,320	12,684

Net income (loss)	$1,787	$3,887	$4,605	$5,650	$(1,040)	$7,598	$3,644	$10,280

Net income (loss) attributable to common stockholders	$476	$4,994	$1,453	$1,828	$(48,249)	$2,392	$972	$10,280

Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$0.49	$0.14	$0.17	$(4.45)	$0.22	$0.08	$0.27

Diluted	$0.04	$0.10	$0.10	$0.13	$(4.45)	$0.15	$0.06	$0.24

The following table sets forth our unaudited consolidated results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2015	2015	2015	2015	2016	2016	2016	2016
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Operating expenses:
Platform operations	25	21	21	17	25	18	20	18
Sales and marketing	28	28	24	19	28	24	22	20
Technology and development	13	12	12	10	15	12	14	13
General and administrative	14	11	12	11	21	14	16	15

Total operating expenses	80	71	68	58	89	68	72	67

Income from operations	20	29	32	42	11	32	28	33
Total other expense, net	4	3	5	12	17	3	11	1

Income (loss) before income taxes	16	26	27	30	(6)	29	17	32
Provision for (benefit from) income taxes	6	10	11	16	(3)	13	10	18

Net income (loss)	10%	16%	16%	13%	(3)%	16%	7%	14%

*	Percentages may not sum due to rounding.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA. For more information as to the limitations of using non-GAAP measurements, see footnote 3 in the section titled “Item 6. Selected Financial Data” of this Annual Report on Form 10-K.

	Three Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2015	2015	2015	2015	2016	2016	2016	2016
	(in thousands)
Net income (loss)	$1,787	$3,887	$4,605	$5,650	$(1,040)	$7,598	$3,644	$10,280
Add back (deduct):
Depreciation and amortization expense	323	370	430	705	819	834	959	1,186
Stock-based compensation expense	56	79	116	123	159	233	656	4,008
Interest expense	194	227	295	425	835	482	1,347	411
Change in fair value of preferred stock warrant liabilities	155	334	673	4,799	4,383	422	4,653	—
Provision for (benefit from) income taxes	1,145	2,548	3,211	7,022	(828)	6,176	5,320	12,684

Adjusted EBITDA	$3,660	$7,445	$9,330	$18,724	$4,328	$15,745	$16,579	$28,569

The following table summarizes the gross spend and gross billings for the periods presented. For a definition of gross spend and gross billings, see footnotes 4 and 5 of the section captioned “Item 6. Selected Financial Data” of this Annual Report on Form 10-K.

	Three Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2015	2015	2015	2015	2016	2016	2016	2016
	(in thousands)
Gross spend	$83,154	$116,859	$137,066	$215,246	$162,279	$242,536	$263,955	$359,214
Gross billings	80,266	112,724	131,399	205,586	155,724	233,521	254,090	347,226

Over the periods presented, we have experienced a growth trend in revenue subject to the seasonal factors described in “Factors Affecting Our Performance—Seasonality.” The absolute increase in the quarterly general and administrative expense starting from the three months ended September 30, 2015 through the three months ended December 31, 2016, as well as the increase in general and administrative expense as a percentage of revenue for the each of the four quarters in 2016 as compared to the same prior year periods, was primarily related to the increased headcount and third-party finance and legal services to support our growth and in preparation for our IPO. The absolute increases in total operating expenses were primarily related to investing in our infrastructure and increasing headcount to support our growth. While we may experience revenue seasonality which drives quarterly fluctuations in our costs as a percentage of revenue period to period, we generally expect that over the long term, operating expenses as a percentage of revenue will decline due to the leverage inherent in our business model. The increases in the other expense, net during the three months ended December 31, 2015, March 31, 2016 and September 30, 2016 primarily related to the increase in the fair value of our convertible preferred stock warrant liabilities due to the increases in the valuations of our preferred stock.

Liquidity and Capital Resources

At December 31, 2016, we had cash of $133.4 million and working capital, consisting of current assets less current liabilities, of $172.3 million.

We believe our existing cash, cash flow from operations, and our undrawn balance under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months. Our current credit facility matures in March 2018. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Annual Report on Form 10-K.

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

Revolving Credit Facility

In March 2016, we entered into an asset-based senior secured credit facility with a syndicate led by Citibank, N.A., pursuant to which we may incur up to $125.0 million aggregate principal amount of revolver borrowings. Under certain circumstances, the available revolver borrowings may be increased by an additional

$50.0 million. The amount of borrowing availability under the credit facility is based on our accounts receivable balance, reduced by reserves. At the entry into the credit facility, we incurred $50.8 million in revolver borrowings which were primarily used to repay borrowings under our prior debt facility. As of December 31, 2016, our outstanding principal balance under this revolving credit facility was $25.8 million.

Borrowed funds bear interest, dependent on our time and method of borrowing, at an annual rate of either a Base Rate or a LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a fluctuating interest rate equal to the greatest of (1) the Federal Funds rate plus 0.5%, (2) the Prime Rate, and (3) one month LIBOR rate plus 2.0%. The applicable margin is defined as a rate between 0.5% to 1.0% for Base Rate advances and between 1.5% and 2.0% for LIBOR advances, depending on the amount of monthly average excess availability on the facility. The fee for undrawn amounts ranges from 0.25% to 0.30%. Interest is payable either (a) monthly for Base Rate Borrowings or (b) the last day of the Interest Period applicable for LIBOR Rate Borrowings. At December 31, 2016, all borrowings were designated LIBOR Rate Borrowings that bore interest at a weighted average rate of 2.19%.

The credit facility matures and all outstanding amounts become due and payable in March 2018. The credit facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The credit facility also requires us to maintain compliance with a consolidated fixed charge coverage ratio covenant of at least 1.15 to 1.00. As of December 31, 2016, we were in compliance with such covenants. Our obligations under the credit facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, investment property and equipment.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Cash flows provided by (used in) operating activities	$(14,845)	$(36,560)	$75,031
Cash flows used in investing activities	(2,208)	(6,376)	(9,221)
Cash flows provided by financing activities	28,003	29,668	63,543

Increase (decrease) in cash	$10,950	$(13,268)	$129,353

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients and related payments to our suppliers of advertising inventory and data. Cash flows from operating activities have been affected by changes in our working capital, particularly changes in accounts receivable and accounts payable. The timing of cash receipts from clients and payments to suppliers can significantly impact our cash flows from operating activities. We typically pay suppliers in advance of collections from our clients. Our collection and payment cycles can vary from period to period. In addition, we expect seasonality to impact cash flows from operating activities on a sequential quarter basis.

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

	As of December 31,
	2014	2015	2016
	(days)
DSO	94	93	105
DPO	73	62	84

The increase in DSO as of December 31, 2016 primarily resulted from an increase in accounts receivable subject to sequential liability terms. The increase in DPO as of December 31, 2016 primarily resulted from an initiative to better align the timing of our payments to suppliers with contractual payment terms.

In 2014, cash used in operating activities of $14.8 million resulted primarily from a net decrease in our working capital of $15.0 million. The net decrease in working capital was primarily related to an increase in accounts receivable of $53.3 million, partially offset by an increase in accounts payable of $35.7 million. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients and the increase in accounts payable was primarily due to the timing of payments to suppliers.

In 2015, cash used in operating activities of $36.6 million resulted from a net decrease in our working capital of $61.7 million, partially offset by our net income of $15.9 million and adjustments to add back non-cash expenses of $9.2 million. The net decrease in working capital was primarily related to an increase in accounts receivable of $114.2 million, partially offset by an increase in accounts payable of $50.0 million. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients and the increase in accounts payable was primarily due to the timing of payments to suppliers.

In 2016, cash provided by operating activities of $75.0 million resulted from a net increase in our working capital of $33.8 million, net income of $20.5 million and adjustments to add back non-cash expenses of $20.7 million. The net increase in working capital was primarily related to an increase in accounts payable of $209.5 million, partially offset by an increase in accounts receivable of $187.7 million. The increase in accounts payable was primarily due to the increased volume of transactions with suppliers and an improvement in matching the timing of our supplier payments to contractual terms. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients.

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

In 2014, we used $2.2 million of cash in investing activities, consisting of $0.8 million to purchase property and equipment, $0.8 million of investments in capitalized software and $0.6 million associated with the purchase of a short-term certificate of deposit.

In 2015, we used $6.4 million of cash in investing activities, consisting of $5.1 million to purchase property and equipment and $1.8 million of investments in capitalized software, partially offset by $0.6 million associated with the proceeds from the redemption of a short-term certificate of deposit.

In 2016, we used $9.2 million of cash in investing activities, consisting of $6.9 million to purchase property and equipment and $2.3 million of investments in capitalized software.

Financing Activities

Our financing activities consisted primarily of proceeds from the issuance of convertible preferred stock, borrowings and repayments of our debt, proceeds from our equity compensation plans, and proceeds from the issuance of Class A common stock as part of our IPO. Net cash provided by financing activities has been and will be used to finance our operations, capital expenditures, platform development and rapid growth.

In 2014, cash provided by financing activities of $28.0 million was primarily due to proceeds from the issuance of our Series B convertible preferred stock of $20.3 million. Proceeds from borrowings totaling $16.0 million were partially offset by repayments of prior borrowings of $7.5 million.

In 2015, cash provided by financing activities of $29.7 million was primarily due to proceeds from borrowings of $45.0 million, partially offset by repayments of prior borrowings of $15.0 million.

In 2016, cash provided by financing activities of $63.5 million was primarily driven by net proceeds from our IPO of $73.8 million, proceeds from our line of credit of $75.8 million and proceeds from the issuance of Series C convertible preferred stock of $60.0 million. Cash provided by these financing activities was partially offset by repayments on our line of credit and debt of $95.0 million and the repurchase of preferred and common stock of $54.0 million.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at December 31, 2016 other than operating leases and the indemnification agreements described in Note 13 of “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Contractual Obligations and Known Future Cash Requirements

Our principal commitments consist of our debt obligations and non-cancelable leases for our various office facilities. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our contractual obligations, including interest, at December 31, 2016:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Debt obligations(1)	$26,577	$587	$25,990	$—	$—
Operating lease obligations	36,771	6,594	15,863	12,611	1,703
Financing obligation	1,025	1,025	—	—	—
Other contractual commitments	4,495	2,920	1,575	—	—

Total minimum payments	$68,868	$11,126	$43,428	$12,611	$1,703

(1)	Includes $25.8 million of principal obligations pursuant to our revolving credit facility as of December 31, 2016. Our revolving credit facility matures in March 2018. Interest on the principal balance was estimated from January 1, 2017 to the maturity date using the LIBOR rate as of December 31, 2016 (0.77%) plus the applicable margin (1.50%).

As of December 31, 2016, our total amount of gross unrecognized tax benefits was $1.0 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. Due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of stock options and stock-based compensation expense, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We generate revenue from clients who enter into agreements with us to use our platform to purchase advertising inventory, data and other add-on features. We charge our clients a platform fee, which is a percentage of a client’s purchases through the platform. In addition, we invoice our clients for the cost of advertising inventory purchased, plus data and any add-on features purchased through the platform.

We generate revenue from buyers of advertising inventory through our platform. We maintain separate arrangements with each client and supplier in the form of MSAs, which set out the terms of the relationship and access to our platform. We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fees are fixed or determinable; and (4) collectability is reasonably assured. In applying the foregoing criteria, we recognize revenue upon the completion of a transaction, that is, when a bid is won, subject to satisfying these criteria.

Subsequent to a bid being won through our platform, the associated fees are generally not subject to adjustment or refund. Historically, any refunds and adjustments have not been material. We assess collectability based on a number of factors, including the creditworthiness of a client and related payment history. We generally bill buyers for the gross amount of advertising inventory, data or other add-on features they purchase through our platform plus our platform fees, although some of our clients have payment relationships directly with advertising inventory suppliers, in which case we only bill the clients for data, other services and our platform fees.

We report revenue net of amounts we pay suppliers for the cost of advertising inventory, data and add-on features in conformity with Accounting Standards Codification 605-45, Revenue Recognition-Principal Agent Considerations. The determination of whether we are the principal or agent, and hence whether to report revenue on a gross basis for the amount of the advertising inventory, third-party data and other add-on features the buyers purchase using the platform plus our platform fees or on a net basis for the amount of platform fees charged to the buyer, requires us to evaluate a number of indicators, none of which is presumptive or determinative. We determined that we are not the primary obligor for the purchase of advertising inventory, third-party data and other add-on features but rather the primary obligor to provide a platform that enables buyers to bid on advertising inventory, and use data and other add-on features in designing and executing their campaigns. We do not have pricing latitude with respect to cost of advertising inventory, third-party data and other add-on features purchased by clients through our platform. The fee we charge clients is a percentage of their spend through the platform, similar to a commission, and our fee is not contingent on the results of an advertising campaign. The client can select the advertising inventory supplier, third-party data and other add-on features through the platform. We have credit risk on the spend through our platform as we are required to pay suppliers irrespective of whether we collect from clients.

As a result of these and other factors, we have determined we are not the principal in the purchase and sale of advertising inventory, data and other add-on features in all of our arrangements and we therefore report revenue on a net basis for the fees we charge clients.

Stock-Based Compensation

Compensation expense related to stock options, restricted stock awards and units, which we refer to, collectively, as restricted stock, and awards granted under our employee stock purchase plan, or ESPP, is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock is calculated using the closing market price of our common stock on the date of grant. Stock-based compensation expense related to stock options and restricted stock is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. Stock-based compensation expense for ESPP awards is recognized on a graded-vesting attribution basis over the requisite service period of each award.

Stock options granted to non-employees are accounted for at fair value determined by using the Black-Scholes option-pricing model. We believe that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of the non-employee stock options is re-measured each period until a commitment date is reached, which is generally the vesting date.

Determining the fair value of stock options and ESPP awards requires judgment. Our use of the Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock for periods prior to the completion of our IPO, the expected term of the option, the expected volatility of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of our judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions and estimates are as follows:

Fair Value of Common Stock. For stock options granted subsequent to our IPO and ESPP awards, the fair value of common stock is based on the closing price of our common stock as reported on the NASDAQ Global Market stock exchange on the grant date. Prior to our IPO, the board of directors determined the fair value of the common stock at the time of the grant of options by considering a number of objective and subjective factors including our actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in our business, the likelihood of achieving a liquidity event and transactions involving our preferred or common stock, among other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Risk-Free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities approximating the term of the awards.

Expected Term. Given insufficient historical data relating to stock option exercises, to determine the expected term, we apply the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. For ESPP awards, the expected term is the time period from the grant date to the respective purchase dates included within each offering period.

Volatility. Because we have a short trading history for our common stock, we determine the price volatility based on the historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the award.

Dividend Yield. The dividend yield assumption is based on our history and current expectations of dividend payouts. We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future, so we used an expected dividend yield of zero.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options:

	Year Ended December 31,
	2014	2015	2016
Expected term (in years)	6.0	6.0	6.0
Expected volatility	62.5%	64.5%	58.1%
Risk-free interest rate	2.02%	1.62%	1.62%
Estimated dividend yield	—%	—%	—%

During the year ended December 31, 2016, we early adopted Accounting Standards Update, or ASU, No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and changed our policy from estimating forfeitures to recording forfeitures when they occur. The impact of forfeitures on our historical consolidated financial statements was not material. However, since we account for forfeitures when they occur rather than estimating for the purposes of determining our stock-based compensation expense, our operating results may be impacted in the period in which significant forfeitures occur.

Income Taxes

Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimate based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

Deferred income tax assets and liabilities are determined based upon the net effects of the differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized. During 2014, we released the valuation allowance previously established against our U.S. net deferred tax assets. Our conclusion to release the valuation allowance was due to, among other reasons, three consecutive years of pre-tax income realized in U.S. jurisdictions, adjusted for permanent items and significant projected U.S. pre-tax income.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. We recognize interest and penalties accrued related to our uncertain tax positions in our income tax provision in the accompanying consolidated statement of operations.

During 2016, we adopted Accounting Standards Update No. 2016-09, whereby excess tax benefits from stock-based awards are recorded in our income tax provision when they occur, rather than to equity when realized. As a result, we may experience volatility in our income tax provision in the future.

JOBS Act Accounting Election

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 of “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign currency exchange and inflation risks.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our revolving credit facility as of December 31, 2016, a hypothetical one percentage point increase or decrease in the interest rate under our revolving credit facility would result in a corresponding increase or decrease in interest expense of approximately $0.3 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound, the Euro, Singapore Dollar, Indonesian Rupiah, Japanese Yen and Australian Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2016, would result in a foreign currency loss of approximately $2.9 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

From time to time we may enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

THE TRADE DESK, INC.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations Data,” which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The Trade Desk, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of The Trade Desk, Inc. (the “Company”) and its subsidiaries at December 31, 2015 and 2016 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 16, 2017

THE TRADE DESK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	As of December 31,
	2015	2016
ASSETS
Current assets:
Cash	$4,047	$133,400
Accounts receivable, net	191,943	377,240
Prepaid expenses and other current assets	3,812	5,763

TOTAL CURRENT ASSETS	199,802	516,403
Property and equipment, net	6,625	14,779
Deferred taxes, net	1,171	1,778
Other assets, non-current	2,633	4,636

TOTAL ASSETS	$210,231	$537,596

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$108,461	$321,163
Accrued expenses and other current liabilities	10,439	22,973

TOTAL CURRENT LIABILITIES	118,900	344,136
Debt, net	44,888	25,847
Convertible preferred stock warrant liabilities	6,927	—
Other liabilities, non-current	1,170	3,233

TOTAL LIABILITIES	171,885	373,216

Commitments and contingencies (Note 13)
Convertible preferred stock, par value $0.000001; 68,521 shares authorized, 66,330 shares issued and outstanding as of December 31, 2015; liquidation preference of $27,997 as of December 31, 2015; zero shares authorized, issued and outstanding as of December 31, 2016	24,204	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; zero shares authorized, issued and outstanding as of December 31, 2015; 100,000 shares authorized, zero shares issued and outstanding as of December 31, 2016	—	—
Common stock, par value $0.000001; zero and 1,000,000 Class A shares authorized, zero and 10,071 shares issued and outstanding as of December 31, 2015 and 2016, respectively; 130,000 and 95,000 Class B shares authorized, 10,884 and 29,060 shares issued and outstanding as of December 31, 2015 and 2016, respectively	—	—
Additional paid-in capital	1,039	179,198
Retained earnings (accumulated deficit)	13,103	(14,818)

TOTAL STOCKHOLDERS’ EQUITY	14,142	164,380

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$210,231	$537,596

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2015	2016
Revenue	$44,548	$113,836	$202,926
Operating expenses:
Platform operations	12,559	22,967	39,876
Sales and marketing	14,590	26,794	46,056
Technology and development	7,250	12,819	27,313
General and administrative	9,385	13,276	32,163

Total operating expenses	43,784	75,856	145,408

Income from operations	764	37,980	57,518
Interest expense	843	1,141	3,075
Change in fair value of preferred stock warrant liabilities	558	5,961	9,458
Foreign currency exchange loss, net	306	1,023	1,151

Total other expense, net	1,707	8,125	13,684

Income (loss) before income taxes	(943)	29,855	43,834
Provision for (benefit from) income taxes	(948)	13,926	23,352

Net income	$5	$15,929	$20,482

Net income (loss) attributable to common stockholders	$—	$8,764	$(26,727)

Net income (loss) per share attributable to common stockholders:
Basic	$—	$0.85	$(1.46)

Diluted	$—	$0.39	$(1.46)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	10,233	10,290	18,280

Diluted	13,134	16,779	18,280

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

						Retained	Total
	Convertible		Class A and B		Additional	Earnings	Stockholders’
	Preferred Stock		Common Stock(1)		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of December 31, 2013	57,959	$7,647	10,848	$—	$396	$(6,083)	$(5,687)
Issuance of Series B convertible preferred stock	8,371	20,350	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(686)	—	(20)	(541)	(561)
Exercise of common stock options	—	—	2	—	1	—	1
Issuance of common stock to employee	—	—	2	—	—	—	—
Stock-based compensation	—	—	—	—	111	—	111
Net income	—	—	—	—	—	5	5

Balance as of December 31, 2014	66,330	27,997	10,166	—	488	(6,619)	(6,131)
Modification to Series B participation rights	—	(3,793)	—	—	—	3,793	3,793
Exercise of common stock options	—	—	711	—	166	—	166
Issuance of common stock to employee	—	—	7	—	—	—	—
Stock-based compensation	—	—	—	—	385	—	385
Net income	—	—	—	—	—	15,929	15,929

Balance as of December 31, 2015	66,330	24,204	10,884	—	1,039	13,103	14,142
Exercise of common stock options	—	—	785	—	488	—	488
Stock-based compensation	—	—	—	—	5,144	—	5,144
Issuance of series C convertible preferred stock, net of issuance costs	11,501	59,871	—	—	—	—	—
Reclassification of preferred stock warrant liability upon net exercise of warrant	789	3,789	—	—	—	—	—
Repurchase of convertible preferred stock	(12,384)	(4,623)	—	—	(1,168)	(46,041)	(47,209)
Repurchase and retirement of common stock	—	—	(189)	—	—	(2,362)	(2,362)
Issuance of Class A common stock upon IPO, net of underwriters’ commissions and offering costs of $10,366	—	—	4,667	—	73,634	—	73,634
Conversion of convertible preferred stock to Class B common stock in connection with IPO	(66,236)	(83,241)	22,079	—	83,241	—	83,241
Conversion of warrant for convertible preferred stock to a warrant for Class B common stock in connection with IPO	—	—	—	—	12,596	—	12,596
Net exercise of warrant to purchase Class B common stock	—	—	449	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	276	—	4,224	—	4,224
Grants of restricted stock awards	—	—	180	—	—	—	—
Net income	—	—	—	—	—	20,482	20,482

Balance as of December 31, 2016	—	$—	39,131	$—	$179,198	$(14,818)	$164,380

(1)	See Note 9-Capitalization for discussion of the establishment of the Company’s two classes of common stock and the reclassification of its common stock into Class B common stock prior to the Company’s IPO in September 2016.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2015	2016
OPERATING ACTIVITIES:
Net income	$5	$15,929	$20,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	680	1,828	3,798
Stock-based compensation	107	374	5,056
Change in fair value of preferred stock warrant liabilities	558	5,961	9,458
Deferred income taxes	(1,509)	338	(607)
Other	289	718	3,050
Changes in operating assets and liabilities:
Accounts receivable	(53,315)	(114,170)	(187,736)
Prepaid expenses and other assets	(527)	(3,040)	(2,675)
Accounts payable	35,706	50,021	209,483
Accrued expenses and other liabilities	3,161	5,481	14,722

Net cash provided by (used in) operating activities	(14,845)	(36,560)	75,031

INVESTING ACTIVITIES:
Purchase of property and equipment	(832)	(5,128)	(6,884)
Capitalized software development costs	(825)	(1,799)	(2,337)
Purchase of short-term investment	(551)	—	—
Redemption of short-term investment	—	551	—

Net cash used in investing activities	(2,208)	(6,376)	(9,221)

FINANCING ACTIVITIES:
Proceeds from line of credit	1,000	30,000	75,847
Repayment on line of credit	(4,000)	(15,000)	(65,000)
Proceeds from term debt	15,000	15,000	—
Repayment of term debt	(3,500)	—	(30,000)
Payment of debt financing costs	(178)	(190)	(976)
Payment of financing obligations	(109)	(109)	(550)
Proceeds from issuance of Series B convertible preferred stock	20,350	—	—
Proceeds from issuance of Series C convertible preferred stock	—	—	60,000
Repurchase of preferred stock and common stock	(561)	—	(54,000)
Proceeds from exercise of stock options	1	166	488
Proceeds from employee stock purchase plan	—	—	4,224
Payment of stock repurchase costs	—	(39)	(155)
Payment of Series C convertible preferred stock offering cost	—	—	(129)
Proceeds from the issuance of Class A common stock in IPO, net of underwriting commissions	—	—	78,120
Payment of offering costs—IPO	—	(160)	(4,326)

Net cash provided by financing activities	28,003	29,668	63,543

Increase (decrease) in cash	10,950	(13,268)	129,353
Cash—Beginning of year	6,365	17,315	4,047

Cash—End of year	$17,315	$4,047	$133,400

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$150	$12,931	$16,740
Cash paid for interest	$487	$895	$1,696
Capitalized assets financed by accounts payable	$27	$88	$3,490
Asset retirement obligation	$—	$—	$354
Stock-based compensation included in capitalized development costs	$4	$11	$88
Conversion of convertible preferred stock to Class B common stock	$—	$—	$83,241
Conversion of warrant for convertible preferred stock to a warrant for Class B common stock and net exercise of warrant to purchase Class B common stock	$—	$—	$12,596
Deferred IPO offering costs and stock repurchase costs included in accounts payable	$—	$58	$—
Net exercise of warrants to purchase Series Seed convertible preferred stock	$—	$—	$3,789

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Initial Public Offering

In September 2016, the Company completed an initial public offering (“IPO”). See Note 9—Capitalization.

Risks

The Company is subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Reverse Stock Split

On September 2, 2016, the Company effected a 1-for-3 reverse stock split of its outstanding common stock and a proportional adjustment to the then existing conversion ratios for each series of convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates.

On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for doubtful accounts, (3) the useful lives of property and equipment and capitalized software development costs, (4) income taxes, (5) the valuation of common and preferred stock for periods prior to the completion of the IPO, (6) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock-based compensation and (7) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as, various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of common and preferred stock required the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.

Revenue Recognition

The Company generates revenue from clients who enter into agreements to use the Company’s platform to purchase advertising inventory, data and other add-on features. The Company charges clients a platform fee, which is a percentage of a client’s purchases through the platform. In addition, the Company invoices clients for the cost of advertising inventory purchased, plus data and any add-on features purchased through the platform less any advertising inventory that clients purchase directly from suppliers through the Company’s platform. The Company maintains agreements with each client and supplier in the form of master service agreements, which set out the terms of the relationship and access to the Company’s platform.

The Company recognizes revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fees are fixed or determinable, and (4) collectability is reasonably assured. In applying the foregoing criteria, the Company recognizes revenue upon the completion of a transaction, that is, when a bid is won, subject to satisfying these criteria. Subsequent to a bid being won through the Company’s platform, the associated fees are generally not subject to adjustment or refund. Historically, any refunds and adjustments have not been material. The Company assesses collectability based on a number of factors, including the creditworthiness of a client or advertiser and related payment history. The Company generally bills clients for the gross amount of advertising inventory, data or other add-on features they purchase through the Company’s platform plus the Company’s platform fees, although some of the Company’s clients have payment relationships directly with advertising inventory suppliers in which case the Company only bills the clients for data, other services and the Company’s platform fees.

The Company reports revenue net of amounts it pays suppliers for the cost of advertising inventory, data and add-on features in conformity with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition-Principal Agent Considerations. The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis for the amount of the advertising inventory, third-party data and other add-on features the clients purchase using the platform plus the Company’s platform fees or on a net basis for the amount of platform fees charged to the client, requires the Company to evaluate a number of indicators, none of which is presumptive or determinative. The Company determined that it is not the primary obligor for the purchase of advertising inventory, third-party data and other add-on features but rather the primary obligor to provide a platform that enables clients to bid on advertising inventory, and use data and other add-on features in designing and executing their campaigns. The Company does not have pricing latitude with respect to the cost of advertising inventory, third-party data and other add-on features purchased by clients through the Company’s platform. The fee the Company charges clients is a percentage of their purchases through the Company’s platform, similar to a commission, and the Company’s fee is not contingent on the results of an advertising campaign. The client has supplier selection for the advertising inventory, third-party data and other add-on features through the platform. The Company has credit risk on the gross spend through the Company’s platform, which includes the amounts due to suppliers for purchases through the Company’s platform plus the Company’s platform fees, as the Company is required to pay suppliers irrespective of whether the Company collects from clients.

Based on these and other factors, the Company has determined it is not the principal in the purchase and sale of advertising inventory, data and other add-on features in all of the Company’s arrangements and therefore reports revenue on a net basis for the fees the Company charges clients.

The Company’s accounts receivable are recorded at the amount of gross billings to clients, net of allowances (“Gross Billings”), for the amounts it is responsible to collect, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Operating Expenses

The Company classifies its operating expenses into four categories:

Platform Operations. Platform operations expense consists of expenses related to hosting the Company’s platform and providing support to clients. Platform operations expense includes hosting costs, personnel costs, amortization of capitalized software costs for the development of the Company’s platform and allocated overhead. Personnel costs included in platform operations include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel who provide the Company’s clients with support using the Company’s platform and the Company’s network operations group, who support the Company’s platform. The Company capitalizes certain costs associated with the development of the Company’s platform and amortizes these costs over their estimated useful lives in platform operations expense. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and commission costs for the Company’s sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities, and allocated overhead. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Commissions costs are expensed as incurred.

Technology and Development. The Company’s technology and development expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs, third party consultant costs associated with the ongoing development and maintenance of the Company’s platform, amortization of capitalized third party software used in the development of the Company’s platform and allocated overhead. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualify for capitalization, which are then recorded as capitalized software development costs included in other assets, non-current on the Company’s consolidated balance sheet. The Company amortizes capitalized software development costs relating to the Company’s platform to platform operations expense.

General and Administrative. The Company’s general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, bad debt expense and allocated overhead. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount.

Stock-Based Compensation

Compensation expense related to stock options, restricted stock awards and units, which are referred to collectively as restricted stock, and awards granted under the Company’s employee stock purchase plan, or ESPP, is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock is calculated using the closing market price of the Company’s common stock on the date of grant. Stock-based compensation expense related to stock options and restricted stock is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. Stock-based compensation expense for ESPP awards is recognized on a graded-vesting attribution basis over the requisite service period of each award.

Stock options granted to non-employees are accounted for at fair value determined by using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of the non-employee stock options is re-measured each period until a commitment date is reached, which is generally the vesting date.

Determining the fair value of stock options and ESPP awards requires judgment. The Company’s use of the Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock for periods prior to the completion of the Company’s IPO, the expected term of the option, the expected volatility of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

These assumptions and estimates are as follows:

Fair Value of Common Stock. For stock options granted subsequent to the Company’s IPO and ESPP awards, the fair value of common stock is based on the closing price of its common stock as reported on the NASDAQ Global Market on the grant date. Prior to the IPO, the board of directors determined the fair value of the common stock at the time of the grant of options by considering a number of objective and subjective factors including the Company’s actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event and transactions involving the Company’s preferred or common stock, among other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Risk-Free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities approximating the term of the awards.

Expected Term. Given insufficient historical data relating to stock option exercises, to determine the expected term, the Company applies the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. For ESPP awards, the expected term is the time period from the grant date to the respective purchase dates included within each offering period.

Volatility. Because the Company has a short trading history for its common stock, the Company determines the price volatility based on the historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the award.

Dividend Yield. The dividend yield assumption is based on the Company’s history and current expectations of dividend payouts. The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, so the Company used an expected dividend yield of zero.

During the year ended December 31, 2016, the Company early adopted Accounting Standards Update, or ASU, No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and changed its policy from estimating forfeitures to recording forfeitures when they occur. The impact of forfeitures on the Company’s historical consolidated financial statements was not material.

The Company will continue to use judgment in evaluating the assumptions related to the Company’s stock-based compensation. Future expense amounts for any particular period could be affected by changes in the Company’s assumptions or market conditions.

Income Taxes

Deferred income tax assets and liabilities are determined based upon the net tax effects of the differences between the Company’s consolidated financial statements carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized. During 2014, the Company released the valuation allowance of $2.2 million previously established against its U.S. net deferred tax assets. Management’s conclusion to release such valuation allowance was due to, among other reasons, three years of cumulative pre-tax income adjusted for permanent items realized in U.S. jurisdictions, and significant projected U.S. pre-tax income.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties accrued related to its uncertain tax positions in its income tax provision in the accompanying consolidated statements of operations.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding. The Company applies the two-class method to allocate net income (loss) between common and other participating securities based on their participation rights. Prior to the conversion of preferred stock to common stock concurrent with the IPO and because the holders of the Company’s convertible preferred stock were entitled to participate in dividends, the Company allocated net income to common and preferred stock based on their respective rights to receive dividends, whether or not declared. For 2015, the adjustment to the carrying value of the Series B preferred stock (Note 9) has been recorded as a benefit to net income (loss) attributable to common stockholders. For 2016, the excess of the repurchase price of preferred stock over its carrying value (Note 9) has been recorded as a reduction to net income to determine net loss attributable to common stockholders.

Diluted net income (loss) per share attributable to common stockholders adjusts the basic net income (loss) per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock options, restricted stock, ESPP and warrants, using the treasury-stock method, and convertible preferred stock using the as-if-converted method.

Cash

As of December 31, 2015 and 2016, cash consisted of cash held in checking accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, are unsecured and do not bear interest. The Company performs ongoing credit evaluations of its clients and certain advertisers when the Company’s agreements with its clients contain sequential liability terms that provide that the client payments are not due to the Company until the client has received payment from its customers who are advertisers. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for doubtful accounts on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

The following table presents changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2014	2015	2016
Beginning balance	$524	$172	$686
Add: bad debt expense	144	542	1,890
Less: write-offs, net of recoveries	(496)	(28)	(2)

Ending balance	$172	$686	$2,574

Property and Equipment, Net

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the following estimated useful lives:

Years
Computer equipment	2
Purchased software	5
Furniture, fixtures and office equipment	5
Leasehold improvements	*

*	Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter.

Repair and maintenance costs are charged to expense as incurred, while renewals and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s operating results.

Capitalized Software Development Costs

The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software development projects, and external direct costs of materials and services consumed in developing or obtaining the software. Software development costs that do not qualify for capitalization, as further discussed below, are expensed as incurred and recorded in technology and development expenses in the consolidated statements of operations.

Software development activities typically consist of three stages: (1) the planning phase; (2) the application and infrastructure development stage; and (3) the post implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with the post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Software development costs are amortized using a straight-line method over the estimated useful life of two years, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.

The Company does not transfer ownership of its internally developed software, or lease its software, to third parties.

Operating Leases

The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term. The Company begins recognition of rent expense on the date of initial possession, which is generally when the Company enters the leased premises and begins to make improvements in preparation for its intended use. Some of the Company’s lease arrangements provide for concessions by the landlords, including payments for leasehold improvements and rent-free periods. The Company accounts for the difference between the straight-line rent expense and rent paid as a deferred rent liability.

Debt Issuance Costs

Debt issuance costs related to the term loans have been recorded as a reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method. Debt financing costs associated with credit facilities have been deferred and recorded in other assets and are amortized to interest expense on a straight-line basis over the term of the credit facilities.

Preferred Stock Warrant Liabilities

Prior to the completion of the Company’s IPO, warrants to purchase preferred stock of the Company were accounted for as liabilities at fair value because the underlying shares of convertible preferred stock were contingently redeemable, including in the case of a deemed liquidation, which could have obligated the Company to transfer assets to the preferred stockholders. The preferred stock warrants were recorded at fair value at each balance sheet date and changes in the fair value of the preferred stock warrants during each reporting period were recorded in the Company’s consolidated statements of operations until the earlier of the exercise or expiration of the warrants or the warrants’ conversion to warrants to purchase common stock, at which time any remaining liability was reclassified to additional paid-in capital. Immediately prior to the completion of the Company’s IPO, all of the Company’s then-outstanding convertible preferred stock warrants were remeasured to fair value and automatically converted and reclassified into Class B common stock warrants and all remaining warrants were net exercised.

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

Certain long lived assets including capitalized software development costs are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. To date, no impairments have been recorded on those assets.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with financial institutions and its cash levels exceed the Federal Deposit Insurance Corporation (FDIC) federally insured limits.

For 2014, one client accounted for 11% of Gross Billings. For 2015, two clients each accounted for 12% of Gross Billings. For 2016, three clients accounted for 15%, 13% and 11%, respectively, of Gross Billings.

As of December 31, 2015, three clients accounted for 18%, 13% and 10%, respectively, of consolidated accounts receivable. As of December 31, 2016, three clients accounted for 27%, 13% and 12%, respectively, of consolidated accounts receivable.

As of December 31, 2015, one supplier accounted for 11% of consolidated accounts payable. As of December 31, 2016, one supplier accounted for 10% of consolidated accounts payable.

Foreign Currency Transactions and Translation

The Company has entities operating in various countries. Each of these entities’ functional currency is the U.S. Dollar. Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Net transaction losses were approximately $0.3 million, $1.0 million, and $1.2 million for the years ended December 31, 2014, 2015 and 2016, respectively, and are included in foreign currency exchange loss, net in the accompanying consolidated statements of operations.

Commencing in 2015 the Company entered into forward contracts to hedge foreign currency exposures related primarily to the Company’s foreign currency denominated accounts receivable. The Company does not designate the foreign exchange forward contracts as hedges for accounting purposes and changes in the fair value of the foreign exchange forward contracts are recorded in foreign exchange loss, net in the accompanying consolidated statements of operations. As of December 31, 2015 and 2016, the Company had open forward contracts with aggregate notional amounts of $5.9 million and $27.1 million, respectively. The fair value of the open forward contracts was not material. The Company’s forward contracts generally have terms of 30-210 days.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year. During 2016, the FASB has continued to issue additional amendments to the new revenue guidance. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method or determined the effect of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements, the Company expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including forfeitures, accounting for income taxes, classification of excess tax benefits on the statement of cash flows, statutory tax withholding requirements and other stock-based compensation classification matters. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period with the impact of the adoption recorded as a cumulative-effect adjustment as of the beginning of the year in which the guidance is adopted. Changes in the classification of excess tax benefits on the statement of cash flows as a result of the adoption of this guidance may be recorded on a retrospective or prospective basis. The Company elected to early adopt this guidance during the three months ended June 30, 2016 and changed its accounting policy to record forfeitures of stock-based awards when they occur. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements. The Company had no excess tax benefits as of December 31, 2015 and elected to record any future excess tax benefits in the statement of cash flows as an operating activity on a prospective basis. The cumulative-effect adjustment as a result of the adoption of this guidance for the change in accounting policy for forfeitures was approximately $5,000 and was recorded in the statement of operations during the year ended December 31, 2016, rather than an adjustment to the retained earnings (accumulated deficit) as the amount was not material. The change in accounting policy to record forfeitures when they occur and the requirement to record excess tax benefits when they occur in the statement of operations will result in increased volatility in earnings in the future.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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

Note 3—Net Income (Loss) Per Share Attributable to Common Stockholders

The Company has two classes of common stock, Class A and Class B. Basic and diluted net income (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computations of the numerators and denominators of the basic and diluted net income (loss) per share attributable to common stockholders are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2015	2016
Net income (loss) per share attributable to common stockholders—basic:
Numerator:
Net income	$5	$15,929	$20,482
Less: Income attributable to convertible preferred stock	(5)	(10,958)	—
Add: Preferred stock modification	—	3,793	—
Less: Premium on repurchase of convertible preferred stock	—	—	(47,209)

Net income (loss) attributable to common stockholders	$—	$8,764	$(26,727)

Denominator:
Weighted-average shares outstanding	10,233	10,290	18,280

Net income (loss) per share attributable to common stockholders—basic	$—	$0.85	$(1.46)

Net income (loss) per share attributable to common stockholders—diluted:
Numerator:
Net income (loss) attributable to common stockholders—basic	$—	$8,764	$(26,727)
Add: Income attributable to dilutive convertible preferred stock	—	1,624	—
Less: Preferred stock modification	—	(3,793)	—

Net income (loss) attributable to common stockholders—diluted	$—	$6,595	$(26,727)

Denominator:
Weighted-average shares outstanding	10,233	10,290	18,280
Dilutive convertible preferred stock	—	2,790	—
Options to purchase common stock	2,901	3,699	—

Weighted-average shares outstanding—diluted	13,134	16,779	18,280

Net income (loss) per share attributable to common stockholders—diluted	$—	$0.39	$(1.46)

The following table presents the anti-dilutive shares excluded from the calculation of diluted net income (loss) per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2014	2015	2016
Anti-dilutive equity awards under stock-based award plans	307	248	6,069
Common shares issuable upon conversion of convertible preferred stock	21,761	19,320	—
Common shares issuable upon conversion of preferred stock warrants	361	547	—

Total shares excluded from net income (loss) per share attributable to common stockholders—diluted	22,429	20,115	6,069

Note 4—Property and Equipment, Net

Major classes of property and equipment were as follows (in thousands):

	As of December 31,
	2015	2016
Computer equipment	$1,164	$2,542
Purchased software	5,306	6,686
Furniture and fixtures	755	2,563
Construction in progress	—	2,319
Leasehold improvements	665	4,374

	7,890	18,484
Less: Accumulated depreciation	(1,265)	(3,705)

	$6,625	$14,779

Depreciation expense for 2014, 2015 and 2016 was $0.3 million, $1.0 million and $2.4 million respectively.

The Company has purchased software under a financing arrangement where the Company makes installment payments over a four-year period. The Company has taken possession of the software and runs the software on its own equipment. As of December 31, 2015 and 2016, the software had a cost basis of $1.8 million. Accumulated depreciation on this software as of December 31, 2015 and 2016 was $0.5 million and $0.9 million, respectively. Depreciation expense on this software was $0.1 million for 2014, $0.4 million for 2015 and $0.4 million for 2016.

To date, there have been no impairment charges to property and equipment.

Note 5—Capitalized Software Development Costs

Capitalized software development costs, included in other assets, non-current, were as follows (in thousands):

	As of December 31,
	2015	2016
Capitalized software development costs, gross	$2,964	$4,280
Less: Accumulated amortization	(1,273)	(1,520)

Capitalized software development costs, net	$1,691	$2,760

The Company capitalized $0.8 million, $1.8 million and $2.4 million of software development costs in 2014, 2015 and 2016, respectively. Amortization expense was $0.4 million, $0.9 million and $1.4 million for 2014, 2015 and 2016, respectively. Based on the Company’s capitalized software development costs ready for intended use as of December 31, 2016, estimated amortization expense of $1.2 million and $0.5 million is expected to be recognized in 2017 and 2018, respectively. Amortization has not started on $1.1 million of capitalized software development costs that are not yet ready for intended use as of December 31, 2016.

Note 6—Fair Value Measurements

The Company had no material financial instruments that are measured at fair value at December 31, 2016.

The table below sets forth a summary of financial instruments that are measured at fair value on a recurring basis at December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Convertible preferred stock warrant liabilities	$6,927	$—	$—	$6,927

The Company’s preferred stock warrants are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below (in thousands):

	Year Ended December 31,
	2014	2015	2016
Beginning balance	$408	$966	$6,927
Change in value of preferred stock warrants recorded in other expense, net	558	5,961	9,458
Reclassification to convertible preferred stock upon net exercise of Series Seed warrant in February 2016	—	—	(3,789)
Conversion of preferred stock warrants to common stock warrants upon the closing of the Company’s IPO on September 26, 2016	—	—	(12,596)

Ending balance	$966	$6,927	$—

In connection with the IPO during September 2016, outstanding warrants exercisable for 1,382,505 shares of convertible preferred stock were automatically converted into warrants exercisable for 460,834 shares of Class B common stock and net exercised resulting in the issuance of 448,545 shares of Class B common stock based on the IPO price of $18.00 per share and taking into account the 1-for-3 reverse stock split. The aggregate fair value of these warrants upon the closing of the IPO was $12.6 million, which was reclassified from liabilities to additional paid-in capital.

The Company determined the fair value of the preferred stock warrants utilizing the Black-Scholes model with the following assumptions:

	Series Seed			Series A-3
	As of Dec 31,		As of	As of Dec 31,		As of
	2014	2015	Sept 26, 2016	2014	2015	Sept 26, 2016
Contractual term (years)	6.7	5.7	4.9	8.2	7.2	6.5
Expected volatility	53.9%	60.3%	59.1%	54.1%	61.3%	59.1%
Risk-free interest rate	1.97%	1.84%	1.12%	2.07%	2.09%	1.34%
Estimated dividend yield	—%	—%	—%	—%	—%	—%

Note 7—Accounts Payable

Accounts payable included the following (in thousands):

	As of December 31,
	2015	2016
Accounts payable–media and data	$105,085	$307,018
Accounts payable–other	3,376	14,145

Total	$108,461	$321,163

Note 8—Debt

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

Borrowed funds bear interest, dependent on the Company’s time and method of borrowing, at an annual rate of either a Base Rate or a LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a fluctuating interest rate equal to the greatest of (1) the Federal Funds rate plus 0.5%, (2) the Prime Rate, and (3) one month LIBOR rate plus 2.0%. The applicable margin is defined as a rate between 0.5% to 1.0% for Base Rate advances and between 1.5% and 2.0% for LIBOR advances, depending on the amount of monthly average excess availability on the facility. The fee for undrawn amounts ranges from 0.25% to 0.30%. Interest is payable either (a) monthly for Base Rate Borrowings or (b) the last day of the Interest Period applicable for LIBOR Rate Borrowings. At December 31, 2016, all borrowings were designated LIBOR Rate Borrowings that bore interest at a weighted average rate of 2.19%.

The Credit Facility matures and all outstanding amounts become due and payable on March 30, 2018.

The Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Credit Facility also requires the Company to maintain compliance with a consolidated fixed charge coverage ratio covenant of at least 1.15 to 1.00. As of December 31, 2016, the Company was in compliance with all covenants.

On March 30, 2016, the Company borrowed $50.8 million under the Revolving Credit Agreement to repay all then outstanding borrowings under, and terminate, the Company’s prior debt facility, as well as pay fees and expenses associated with the Revolving Credit Agreement. As of December 31, 2016, $25.8 million was outstanding under the Revolving Credit Agreement.

In connection with the Company’s prior debt facility, the Company was required to pay a fee of $0.8 million upon the occurrence of the IPO. This liquidation fee was paid upon the completion of the IPO and recorded as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2016.

Note 9—Capitalization

In September 2016, and in preparation of the IPO and the establishment of two classes of common stock, each share of the then outstanding common stock was reclassified to Class B common stock. The Company sold Class A common stock in the IPO. The Class A and Class B have the same rights and preferences including rights to dividends, except the Class B is entitled to ten votes per share and the Class A is entitled to one vote per share. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company’s restated certificate of incorporation, including, without limitation, certain transfers for tax and estate planning purposes. During the period from September 2016 through December 2016, 4.2 million shares of Class B common stock were converted to Class A common stock. In addition, upon the earlier of (1) the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of the then outstanding shares of Class A common stock and Class B common stock and (2) the affirmative vote or written consent of the holders of at least 66 2⁄3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock will convert automatically into Class A common stock, and no additional shares of Class B common stock will be issued. Prior to the reclassification of existing common stock to Class B common stock, the existing common stock was entitled to one vote per share.

As of December 31, 2016, the Company is authorized to issue 1,095,000,000 shares of common stock, par value $0.000001 per share, and 100,000,000 shares of preferred stock, par value, $0.000001 per share. The authorized common stock consists of 1,000,000,000 shares of Class A common stock and 95,000,000 shares of Class B common stock.

No shares of the newly authorized preferred stock are outstanding as of December 31, 2016. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Initial Public Offering

On September 26, 2016, the Company completed its IPO whereby 4,666,667 shares of Class A common stock were issued and sold by the Company and 700,000 shares of Class A common stock were sold by selling stockholders, pursuant to the underwriters’ exercise of their over-allotment option, at the IPO price of $18.00 per share. The Company received net proceeds from the offering of approximately $78.1 million after deducting underwriting discounts and commissions of $5.9 million, but before deducting offering costs of $4.5 million. The Company did not receive any proceeds from the sales of shares by the selling stockholders. In connection with the Company’s IPO: (1) all shares of the Company’s outstanding Series Seed, A-1, A-2, A-3, B and C convertible preferred stock automatically converted into an aggregate 22,078,637 shares of Class B common stock on a one for one-third basis and (2) warrants exercisable for 1,382,505 shares of convertible preferred stock were automatically converted into warrants exercisable for 460,834 shares of Class B common stock and net exercised resulting in the issuance of 448,545 shares of Class B common stock based on the IPO price of $18.00 per share and taking into account the 1-for-3 reverse stock split.

In addition, upon completion of the IPO, costs associated with the IPO of $4.5 million were reclassified from other assets, non-current to additional paid-in capital.

Convertible Preferred Stock

At December 31, 2015, the Company’s outstanding convertible preferred stock consisted of the following (in thousands, except original issue price per share):

	Shares Authorized	Shares Outstanding	Original Issue Price Per Share	Carrying Values	Liquidation Preference
Seed	23,450	22,250	$0.100000	$2,225	$2,225
Series A-1	15,292	15,292	0.126084	1,928	1,928
Series A-2	6,987	6,987	0.146976	1,027	1,027
Series A-3	14,421	13,430	0.183720	2,467	2,467
Series B	8,371	8,371	2.431000	16,557	20,350

Total	68,521	66,330		$24,204	$27,997

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

The repurchase price of the convertible preferred stock, including legal costs, of $51.8 million exceeded the carrying value of $4.6 million at the date of repurchase. The repurchase price in excess of the then carrying value of the preferred stock of $47.2 million was recorded as a reduction to additional paid-in capital of $1.2 million and a reduction to retained earnings of $46.0 million. For the computation of net loss per share attributable to common stockholders for the year ended December 31, 2016, the repurchase price in excess of the then carrying value of the preferred stock of $47.2 million was recorded as a reduction to net income in computing net loss attributable to common stockholders.

All shares of the Company’s outstanding Series Seed, A-1, A-2, A-3, B and C convertible preferred stock automatically converted into an aggregate 22,078,637 shares of Class B common stock on a one for one-third basis upon the completion of the Company’s IPO.

Modification of Series B Preferred Stock

In 2015, the Series B preferred stockholders agreed to modify the liquidation rights and preferences of the Series B preferred stock. Prior to the modification, the Series B preferred stockholders were entitled to receive upon a liquidation event and prior to amounts payable to the other holders of convertible preferred stock or common stock an amount per share equal to the Series B preferred stock original issue price (“Series B Preferred Initial Liquidation Amount”), plus any dividends declared but unpaid thereon. Thereafter, after payment of the liquidation preference to the other holders of convertible preferred stock, the remaining assets of the Company available for distribution to its stockholders were to be distributed among the holders of shares of common stock and Series B preferred stock, pro rata based on the number of shares held by each holder on an as-converted to common stock basis, until such time as the holders of shares of Series B preferred stock have received, together with the Series B Preferred Initial Liquidation Amount, an amount equal to three times the Series B Preferred Stock original issue price.

After the modification, the Series B are entitled to receive upon a liquidation event the liquidation preference as described below under “— Rights and Preferences of Convertible Preferred Stock—Liquidation Preferences.”

The Company recorded the modification as an extinguishment as the fair value of the Series B preferred stock immediately before and immediately after the modification were substantially different (i.e., more than

10%). The Company recorded the difference between the carrying value of the Series B preferred stock and the fair value after the modification, of $3.8 million, as a reduction to the carrying value of the Series B preferred stock and a reduction to accumulated deficit. The $3.8 million has been recorded as an adjustment to the net income attributable to common stockholders in accordance with ASC 260, Earnings per Share.

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

Note 10—Stock-Based Compensation

Total stock-based compensation expense, by operating expense category, as recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Platform operations	$14	$71	$756
Sales and marketing	50	127	1,707
Technology and development	909	85	1,513
General and administrative	3,572	91	1,080

Total	$4,545	$374	$5,056

In February 2014, concurrent with the Series B financing, the Company repurchased 685,586 shares of common stock from its founders for total consideration of $5.0 million. The Company recorded $0.6 million in additional paid-in capital and accumulated deficit for the fair value of the common stock repurchased and, in accordance with ASC 718, Stock Compensation, the Company recorded additional compensation expense of $4.4 million, representing the excess of the purchase price paid over the fair value of the common stock at the date of repurchase. The above table includes stock-based compensation expense of $0.9 million and $3.5 million in technology and development and general and administrative expenses, respectively, in 2014 relating to this repurchase.

Stock-Based Award Plans

The Company is authorized to issue stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based and cash-based awards under its 2016 Incentive Award Plan. As of December 31, 2016, 3.4 million shares remained available for grant under the Company’s 2016 Incentive Award Plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 4% of the Class A common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors.

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date, and expire no later than 10 years from the date of grant. Restricted stock units and restricted stock awards generally vest over one-year and four-year periods, respectively, subject to the holder’s continued service through the vesting date.

Stock Option Information

A summary of stock option activity for the year ended December 31, 2016 is as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	5,177	$0.74	7.4
Granted	1,110	21.35
Exercised	(785)	0.63
Cancelled	(73)	3.21

Outstanding as of December 31, 2016(1)	5,429	$4.94	7.1	$124,243

Exercisable as of December 31, 2016	3,148	$0.58	5.8	$85,266

(1)	Includes options to purchase 389 and 5,040 shares of Class A and Class B common stock, respectively.

The fair value of options on the date of grant is estimated based on the Black-Scholes option pricing model. The weighted average assumptions used to value options granted to employees for the periods presented were as follows:

	Year Ended December 31,
	2014	2015	2016
Expected term (years)	6.0	6.0	6.0
Expected volatility	62.5%	64.5%	58.1%
Risk-free interest rate	2.02%	1.62%	1.62%
Estimated dividend yield	—%	—%	—%

The weighted average grant date fair value per share of stock options granted for the years ended December 31, 2014, 2015 and 2016 and were $0.48, $1.12 and $11.61, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2015 and 2016 were $1,000, $1.9 million and $13.7 million, respectively.

Stock-based compensation expense related to stock options totaled, $0.1 million, $0.4 million and $1.7 million for the years ended December 31, 2014, 2015 and 2016, respectively. At December 31, 2016, the Company had unrecognized employee stock-based compensation relating to stock options of approximately $13.0 million, which is expected to be recognized over a weighted-average period of 3.6 years.

Restricted Stock and Restricted Stock Units

The Company granted 193,000 restricted stock awards and units in 2016, with a weighted average grant date fair value of $29.65. No restricted stock or restricted stock unit award has vested or been forfeited as of December 31, 2016.

Stock compensation expense on restricted stock was $0.1 million for the year ended December 31, 2016. At December 31, 2016, the Company had unrecognized employee stock-based compensation relating to restricted stock of approximately $5.6 million, which is expected to be recognized over a weighted-average period of 3.8 years.

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

Under the ESPP, all eligible employees were auto-enrolled upon the IPO and each eligible employee was then permitted to authorize payroll deductions of up to 100% of their compensation to purchase shares of Class A common stock, subject to applicable ESPP and statutory limits. The ESPP provides for offering periods generally up to two years, with purchases occurring and new offering periods commencing generally every six months. The first ESPP purchase (pursuant to a truncated purchase period starting on the Company’s IPO) occurred on December 29, 2016, and subsequent purchases will generally occur on May 15th and November 15th each year. At each purchase date, employees are able to purchase shares at 85% of the lower of (1) the closing market price per share of Class A common stock on the employee’s enrollment into the applicable offering period and (2) the closing market price per share of Class A common stock on the purchase date. The ESPP has an automatic reset feature, whereby the offering period resets if the fair value of the Company’s common stock on a purchase date is less than that on the original offering date.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected term (years)	0.8
Expected volatility	48.9%
Risk-free interest rate	0.69%
Estimated dividend yield	—%

The first offering period allowed for cash contributions in addition to payroll deductions, and as a result, stock-based compensation expense for this offering period was marked-to-market. On December 14, 2016, the cash contribution feature was removed and the final mark-to-market adjustment was recorded as of this date. The ESPP has a six month holding period (12 months for the first offering period) with respect to common stock purchases. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. Stock-based compensation expense related to ESPP totaled $3.3 million for the year ended December 31, 2016. At December 31, 2016, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $3.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Note 11—Income Taxes

The following are the domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2014	2015	2016
Domestic	$(1,226)	$29,224	$45,904
International	283	631	(2,070)

Income (loss) before income taxes	$(943)	$29,855	$43,834

The following are the components of the provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2014	2015	2016
Current:
Federal	$321	$11,123	$18,300
State and local	167	2,325	5,595
Foreign	73	140	64

Total current provision	561	13,588	23,959

Deferred:
Federal	(827)	197	(68)
State and local	(682)	141	(539)

Total deferred (benefit) provision	(1,509)	338	(607)

Total provision for (benefit from) income taxes	$(948)	$13,926	$23,352

A reconciliation of the statutory tax rate to the effective tax rate for the periods presented is as follows:

	Year Ended December 31,
	2014	2015	2016
U.S. federal statutory income tax rate	34.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	8.5	5.4	7.5
Foreign income at other than U.S. rates	2.0	(0.3)	1.1
Stock-based compensation expense	(163.8)	0.4	3.8
Meals and entertainment	(5.5)	0.2	0.3
Change in preferred stock warrant liabilities	(20.1)	7.0	7.6
Research and development credit	20.6	(1.0)	(3.1)
Other permanent items	(3.4)	(0.1)	0.4
Change in valuation allowance	228.2	—	0.7

Effective income tax rate	100.5%	46.6%	53.3%

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities (in thousands).

	As of December 31,
	2015	2016
Deferred tax assets (liabilities):
Reserves and allowances	$919	$1,774
Accrued expenses	2,093	2,651
Net operating losses	55	326
Other	238	1,166
Prepaid expenses	(244)	(484)
Property and equipment	(1,226)	(2,254)
Capitalized software development costs	(664)	(1,075)
Valuation allowance	—	(326)

Total deferred tax assets, net	$1,171	$1,778

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. During 2016, management recorded a valuation allowance of $0.3 million against its United Kingdom (“U.K.”) net deferred tax assets, based on the previous history of cumulative losses and the conclusion that future taxable profit may not be available for the utilization of the deferred tax assets for U.K. income tax purposes.

As of December 31, 2016, the Company had net operating loss carryforwards (“NOLs”) in the U.K. of approximately $0.3 million, which carry forward indefinitely. As of December 31, 2016, the Company had state research and development tax credits of approximately $0.5 million, which carry forward indefinitely.

As of December 31, 2016, unremitted earnings of the subsidiaries outside of the United States were approximately $0.8 million, on which no U.S. taxes have been paid. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings, after consideration of corresponding foreign tax credits, are not material.

As of December 31, 2015, the Company did not have any unrecognized tax benefits. As of December 31, 2016, the Company had gross unrecognized tax benefits of approximately $1.0 million which would affect the Company’s effective tax rate if recognized. The Company classifies liabilities for unrecognized tax benefits for which it does not anticipate payment or receipt of cash within one year in other liabilities, non-current.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

Year Ended
December 31, 2016
Beginning balance	$—
Increases related to current year tax positions	605
Increases related to prior year tax positions	402

Ending balance	$1,007

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2016 were not material. The Company does not expect significant changes to the unrecognized tax benefits during the next twelve months.

The Company is subject to examination by taxing authorities in the U.S. federal, state and various foreign jurisdictions. For federal and state income taxes, the Company remains subject to examination for 2010 and subsequent years. The majority of our foreign subsidiaries remain subject to examination by the local taxing authorities for 2013 and subsequent periods.

Note 12—Segment and Geographic Information

Management has determined that the Company operates as one operating segment. The Company’s chief operating decision maker reviews financial information on an aggregated and consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and to measure the Company’s performance.

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
US	$172,877	$477,585	$868,877
International	28,927	52,390	121,684

Total	$201,804	$529,975	$990,561

No single international country accounted for more than 10% of Gross Billings for the years ended December 31, 2014, 2015 and 2016, respectively.

The Company’s property and equipment, net located outside the United States was $0.1 million and $2.5 million as of December 31, 2015 and 2016, respectively.

Note 13—Commitments and Contingencies

As of December 31, 2016, the Company has various non-cancelable operating leases primarily for its corporate and international offices. These leases expire at various times through 2022. The Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount
2017	$6,594
2018	8,216
2019	7,647
2020	7,258
2021	5,353
Thereafter	1,703

$36,771

Rent expense for non-cancelable operating leases was $1.2 million, $2.2 million and $4.8 million for the years ended December 31, 2014, 2015 and 2016, respectively.

As of December 31, 2016, the Company has non-cancelable commitments to its hosting services providers, marketing contracts and commitments to providers of software as a service. These commitments expire at various times through 2019. As of December 31, 2016, the Company’s purchase obligations were as follows (in thousands):

Year	Amount
2017	$2,920
2018	1,217
2019	358

$4,495

As of December 31, 2016, future principal payments for the financing obligation related to the purchase of software total $1.0 million and are scheduled to be paid in 2017.

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded as of December 31, 2015 and 2016.

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

Employment Contracts

The Company has entered into agreements with severance terms with certain employees and officers, all of whom are employed on an at-will basis, subject to certain severance obligations in the event of certain involuntary terminations. The Company may be required to accelerate the vesting of certain stock options in the event of changes in control, as defined and involuntary terminations.

Note 14—Related Party Transactions

From January to May 2015, the Company processed $0.2 million of spend through its platform with Falk Technologies GmbH. Thomas Falk, one of the Company’s directors, was previously the chief executive officer of Falk Technologies GmbH during such period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

During 2015, we identified certain material weaknesses in our internal control over financial reporting resulting from:

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

These material weaknesses contributed to the restatement of previously issued 2014 financial statements and material adjustments in the 2015 financial statements principally, but not limited to, the following areas: presentation of revenue, capitalization of internal use of software costs, accounting for preferred stock and preferred stock warrants, allowance for doubtful accounts and stock based compensation.

Because of material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

Starting in 2015, we commenced measures to remediate the identified material weaknesses. Those remediation measures are ongoing and include the following:

•	hiring of additional finance and accounting personnel with prior experience working for finance departments of public companies and technical accounting experience, supplemented by third-party resources;

•	commenced documenting and formally assessing our accounting and financial reporting policies and procedures and implementing segregation of duties;

•	formally assessing significant accounting transactions and other technical accounting and financial reporting matters, preparing accounting memoranda addressing these matters and maintaining these memoranda in our corporate records;

•	improving the compilation processes, documenting and monitoring of our critical accounting estimates;

•	implementing processes for creating an effective and timely close process - for example, creating a detailed financial close checklist for accountability, creating standard balance sheet reconciliation templates for significant accounts and implementing standard compilation, documentation and review procedures for manual journal entries and balance sheet reconciliations;

•	documenting and improving IT governance processes, including automating components of our change management and logical access processes and drafting of IT policies and procedures; and

•	enhancing our system’s role based access and logging capabilities and implementing automated controls to help improve the reliability of our processes and reporting.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by SEC rules and regulations for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors, as of December 31, 2016:

Name	Age	Position(s)
Executive Officers
Jeff T. Green	39	President and Chief Executive Officer, Director
David R. Pickles	39	Chief Technology Officer
Robert D. Perdue	50	Chief Operating Officer, Director
Brian J. Stempeck	37	Chief Client Officer
Paul E. Ross	43	Chief Financial Officer
Non-Employee Directors
Roger Ehrenberg(2)	51	Director
Kathryn E. Falberg(1)(3)	56	Director
Thomas Falk(1)	37	Director
Eric B. Paley(3)	40	Director
Juan N. Villalonga(2)	63	Director
David B. Wells(1)(2)	45	Director

(1)	Member of the compensation committee.
(2)	Member of the audit committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Jeff T. Green has served as our president and chief executive officer and as a member of our board of directors since November 2009. Prior to The Trade Desk, Mr. Green founded AdECN, the world’s first online advertising exchange. As chief operating officer of AdECN, he led all strategy, product and business development. AdECN was acquired by the Microsoft Corporation within three years of launch. At Microsoft, Mr. Green oversaw the AdECN exchange business, as well as all reseller and channel partner business. Additionally, he advised the roll-up strategy for the Online Services Division of Microsoft. Mr. Green has also played a leadership role in the ad tech industry, having served on the Networks and Exchanges Quality Assurance Guidelines Committee for the Internet Advertising Bureau, or IAB, from 2011 to 2012. At IAB, Mr. Green led working groups that established rules and best practices for acquiring inventory, and set data transaction standards. Previously, Mr. Green served on the board of Falk Technologies, a global advertising technology company based in Europe. Mr. Green has also served as an advisor to a series of companies including AppNexus, a technology platform based in New York City, and SiteWit, an SMB search engine marketing firm. In 2015, Ernst & Young named Mr. Green Entrepreneur of the Year in the Greater Los Angeles region. We believe that Mr. Green is qualified to serve on our board of directors due to his extensive management experience and sophisticated industry background.

David R. Pickles has served as our chief technology officer since March 2010. Mr. Pickles has spent his entire career building real-time Internet delivery systems. At the Internet telephony startup CallWave, Inc., he was involved in building all back end components of the system: client session management services, telephone call handling services, client registration services, B2B integrations with all major telephone carriers, and complex high performance database systems (including a custom billing and CRM system). Mr. Pickles and his team were the recipients of multiple awards and recognition for high performance while at CallWave. In 2015, Ernst & Young named Mr. Pickles Entrepreneur of the Year in the Greater Los Angeles region. Mr. Pickles received a B.S. in Computer Science from University of California, Santa Barbara.

Robert D. Perdue has served as our chief operating officer since January 2013 and as a member of our board of directors since May 2014. Prior to The Trade Desk, Mr. Perdue was the chief operating officer of EyeWonder from November 2009 to March 2012, managing sales, business operations and expansion efforts worldwide. Prior to EyeWonder, Mr. Perdue specialized in mergers and acquisitions, capital raising and online strategy for The Jordan, Edmiston Group, or JEGI, an investment bank serving the online media and technology industry. While at JEGI, he developed wide-ranging experience in online media, advising ad serving companies, targeting platforms, ad networks, search and lead generation platforms and workflow automation software companies. Prior to JEGI, Mr. Perdue worked for more than a decade in progressive leadership and management roles at Time Warner and Ernst & Young, LLP. Mr. Perdue received an M.B.A. from Georgetown University. We believe that Mr. Perdue is qualified to serve on our board of directors due to his extensive management experience and industry background.

Brian J. Stempeck has served as our chief client officer since February 2015 and initially joined The Trade Desk in June 2010. Mr. Stempeck has spent the majority of his career in online media and marketing. Prior to The Trade Desk, Mr. Stempeck worked for Bain & Company, where he advised Fortune 500 clients in the retail and pharmaceutical sectors on online marketing strategies. He started his career as a political journalist with E&E Publishing, or E&E, and launched E&E’s online video division in 2006. Mr. Stempeck received a B.A. in English Literature from the University of Virginia and an M.B.A. from the Kenan-Flagler Business School, University of North Carolina at Chapel Hill.

Paul E. Ross has served as our chief financial officer since November 2014. Prior to The Trade Desk, Mr. Ross independently served as a contract, part-time or interim chief financial officer for several companies, including as the interim chief financial officer and principal accounting officer of DecisionPoint Systems, Inc. from September 2012 to February 2013. Mr. Ross served as the chief financial officer and principal accounting officer of GenMark Diagnostics, Inc. from April 2011 until April 2012 and served as its treasurer and secretary. He has worked in accounting and finance for more than 18 years. He served as chief financial officer of Teledata Technology Solutions Limited from October 2009 until April 2011. Mr. Ross served as chief financial officer, principal accounting officer and senior vice president of Finance at Meade Instruments Corp. from March 2007 to April 2009. From May 2005 to March 2007, Mr. Ross served as chief financial officer and treasurer of Power-One, Inc. (now ABB Product Group Solar). From April 2001 to May 2005, he held various positions with Power-One including corporate controller, vice president of finance, director of corporate finance, and manager of financial planning and reporting. He acquired his certified public accountant license from California while at PricewaterhouseCoopers LLP and maintains his active license from Florida. Mr. Ross received a B.A. degree in History from University of California, Los Angeles and an M.B.A. from the USC Marshall School of Business.

Non-Employee Directors

Roger Ehrenberg has served as a member of our board of directors since March 2010. He is the founder and managing partner of IA Ventures, a seed-stage venture capital firm. Mr. Ehrenberg serves on the board of directors of numerous private companies. Previously, Mr. Ehrenberg served as president and chief executive officer of DB Advisors, Deutsche Bank’s internal hedge fund trading platform. Before DB Advisors, Mr. Ehrenberg was global co-head of Deutsche Bank’s Strategic Equity Transactions Group. As an investment banker and managing director at Citibank, he held a variety of roles in the Global Derivatives, Capital Markets, Mergers & Acquisitions and Capital Structuring groups. Mr. Ehrenberg received a B.B.A. in Finance and Economics from University of Michigan, Ann Arbor, and an M.B.A. in Accounting, Finance and Management from Columbia Business School. We believe that Mr. Ehrenberg is qualified to serve on our board of directors due to his extensive management experience, strategic leadership track record and service on other boards of directors of technology companies.

Kathryn E. Falberg has served as a member of our board of directors since August 2016. Ms. Falberg served as executive vice president and chief financial officer of Jazz Pharmaceuticals, PLC from March 2012 to March 2014 after serving as senior vice president and chief financial officer since December 2009. From 2001 through 2009, Ms. Falberg worked with a number of smaller companies, including AdECN, while serving as a corporate director and audit committee chair for several companies. Ms. Falberg was with Amgen from 1995 through 2001, where she served as senior vice president, finance and strategy and chief financial officer and before that as vice president, controller and chief accounting officer, and vice president, treasurer. Ms. Falberg currently serves on the board of directors of BioMarin Pharmaceutical, Aimmune Therapeutics and aTyr Pharma and previously served on a number of boards including Medivation, Halozyme Therapeutics and QLT. Ms. Falberg received an M.B.A. and B.A. in Economics from the University of California, Los Angeles and is a Certified Public Accountant (inactive). We believe that Ms. Falberg is qualified to serve on our board of directors due to her extensive management experience, strategic leadership track record, and service on other boards of directors.

Thomas Falk has served as a member of our board of directors since May 2012. He is the chief executive officer of the eValue Group, consisting of the publicly traded eValue Europe AG, the media investment bank Digital Capital Advisors and the investment fund Revel Partners. Mr. Falk serves on the board of directors of numerous private companies. Previously, Mr. Falk served as president EMEA of Doubleclick after selling his company, Falk eSolutions, to the latter. We believe that Mr. Falk is qualified to serve on our board of directors due to his extensive entrepreneurial background, strategic leadership track record and service on other boards of directors of technology companies.

Eric B. Paley has served as a member of our board of directors since March 2010. He is a co-founder and managing partner at Founder Collective, a seed stage venture capital fund. Mr. Paley serves on the board of directors of numerous private companies. Previously, Mr. Paley served as the chief executive officer and a co-founder of Brontes Technologies, the general manager of the 3M Brontes subsidiary of 3M Corporation, and as the chief executive officer and co-founder of Abstract Edge, a web application development and marketing company. Mr. Paley started his career as a strategy consultant for Monitor Group. He has served as an Entrepreneur In Residence at Harvard Business School and actively writes columns for publications such as Techcrunch and Inc. Magazine. Mr. Paley also serves on the board of directors of New England Venture Capital Association, a non-profit entity. Mr. Paley received a B.A. in Government from Dartmouth College and an M.B.A. from the Harvard Business School. We believe that Mr. Paley is qualified to serve on our board of directors due to his extensive management experience, entrepreneurial background and strategic leadership track record.

Juan N. Villalonga has served as a member of our board of directors since April 2015. He is a partner at Hermes Growth Partners. Mr. Villalonga serves on the board of directors of ACIBADEM, Axiata and Virgin Mobile Latin America, and is a member of the Lutetia Capital Advisory Board and of the Telefónica Foundation. Previously, Mr. Villalonga served as the executive chairman and chief executive officer of Telefónica Group, and as a former partner at McKinsey and Company. Mr. Villalonga received a B.A. in Law from the University of Deusto and a J.D. from Navarra University. We believe that Mr. Villalonga is qualified to serve on our board of directors due to his extensive management experience, financial industry background and service on other boards of directors of technology companies.

David B. Wells has served as a member of our board of directors since December 2015. He is the chief financial officer of Netflix, Inc. Previously, Mr. Wells served as vice president, financial planning and analysis, of Netflix and in progressive roles as a management consultant with Deloitte Consulting. Mr. Wells received a B.S. in Commerce and English from the University of Virginia and an M.B.A./M.P.P. from the University of Chicago. We believe that Mr. Wells is qualified to serve on our board of directors due to his extensive management experience, high-growth company background and strategic leadership track record.

Voting Arrangements

The current members of our board of directors were elected in accordance with a voting agreement that we entered into with certain pre-IPO holders of our common stock and convertible preferred stock, and our pre-IPO certificate of incorporation. The voting agreement and the applicable provisions of our pre-IPO certificate of incorporation were terminated in connection with our IPO, and there will be no further contractual obligations regarding the election of our directors. Pursuant to these documents:

•	Eric B. Paley was designated by Founder Collective, L.P. (together with its affiliated entities);

•	Roger Ehrenberg was designated by IA Venture Strategies Fund I, LP (together with its affiliated entities);

•	Thomas Falk was designated by Revel Venture Fund I, LP;

•	Juan N. Villalonga was designated by Highwind S.a.r.l. (together with its affiliated entities); and

•	Kathryn E. Falberg, Jeff T. Green, Robert D. Perdue and David B. Wells were designated by holders of our pre-IPO common stock.

Our current directors will hold office until their successors are elected and qualify, or appointed or until the earlier of their death, resignation or removal.

Leadership Structure of the Board

Our board of directors recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide effective oversight of management. Our bylaws and corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of chairman of the board of directors and chief executive officer.

Our board of directors currently believes that our existing leadership structure, under which our chief executive officer, Mr. Green, serves as chairman of our board of directors and Mr. Ehrenberg, our lead independent director, assumes specific responsibilities on behalf of the independent directors, is effective, provides the appropriate balance of authority between those who oversee the company and those who manage it on a day-to-day basis, and achieves the optimal governance model for us and for our stockholders. Mr. Green’s knowledge of the issues, opportunities and risks facing us, our business and our industry renders him best positioned among our directors to fulfill the chairman’s responsibility to develop agendas that focus the time and attention of our board of directors on the most critical matters.

Our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings, and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related-persons transactions. Our nominating and governance committee monitors the effectiveness of our corporate governance guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board Meetings

Our board of directors held a total of 8 meetings during 2016. Each director attended at least 75% of the total number of board of directors meetings that were held during the time he or she was a director in 2016.

Board Committees

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;

•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;

•	determines the engagement of the independent registered public accounting firm;

•	reviews and approves the scope of the annual audit and the audit fee;

•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;

•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

•	monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;

•	is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•	reviews our critical accounting policies and estimates; and

•	reviews the audit committee charter and the committee’s performance at least annually.

The members of our audit committee are Messrs. Wells (chairperson), Ehrenberg and Villalonga. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our board of directors has determined that Mr. Wells is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. However, a minority of the members of the audit committee may be exempt from the heightened audit committee independence standards for one year from the date of effectiveness of the registration statement in connection with our IPO. Our board of directors has determined that each of Messrs. Wells and Villalonga are independent under the heightened audit committee independence standards of the SEC and NASDAQ. As allowed under the applicable rules and regulations of the SEC and NASDAQ, we intend to phase in compliance with the heightened audit committee independence requirements prior to the end of the one-year transition period. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ.

During 2016, our audit committee met 8 times in person or by telephone.

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. Among other matters, the compensation committee:

•	reviews and recommends corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers;

•	evaluates the performance of these officers in light of those goals and objectives recommends to our board of directors the compensation of these officers based on such evaluations;

•	recommends to our board of directors the issuance of stock options and other awards under our stock plans; and

•	reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

The members of our compensation committee are Ms. Falberg (chairperson), and Messrs. Falk and Wells. Each of the members of our compensation committee is independent under the applicable rules and regulations of NASDAQ, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ.

During 2016, our compensation committee met twice in person or by telephone.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our board of directors concerning governance matters.

The members of our nominating and corporate governance committee are Ms. Falberg (chairperson) and Mr. Paley. Each of the members of our nominating and corporate governance committee is an independent director under the applicable rules and regulations of NASDAQ. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ.

During 2016, our nominating and corporate governance committee did not meet in person or by telephone.

Compensation Committee Interlocks and Insider Participation

During 2016, our compensation committee consisted of Ms. Falberg, and Messrs. Falk and Wells. None of the members of our compensation committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	personal and professional integrity;

•	ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	experience in the industries in which we compete;

•	experience as a board member or executive officer of another publicly held company;

•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	conflicts of interest; and

•	practical and mature business judgment.

Our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.thetradedesk.com. Any amendments to the code of business conduct and ethics, or any waivers of its requirements, will be disclosed on our website. The reference to our web address does not constitute incorporation by reference of the information contained at, or available through, our website.

Limitation on Liability and Indemnification Matters

Our certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation and bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our board of directors. With specified exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than ten percent of our common stock to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission concerning their ownership of, and transactions in, our common stock.

To our knowledge, based solely on our review of the copies of such reports furnished to us and on the representations of the reporting persons, all of these reports were timely filed for the fiscal year ended December 31, 2016.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2016 Summary Compensation Table” below. In 2016, our named executive officers, or NEOs, and their positions were as follows:

•	Jeff T. Green, chief executive officer;

•	Robert D. Perdue, chief operating officer;

•	Brian J. Stempeck, chief client officer; and

•	Paul E. Ross, chief financial officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Jeff T. Green	2016	400,000	1,036,236	1,097,460	487,023	3,659	3,024,378
Chief Executive Officer	2015	307,500	88,064	—	325,000	3,793	724,357

Robert D. Perdue	2016	360,000	708,796	720,585	487,023	4,085	2,280,489
Chief Operating Officer	2015	268,750	121,870	—	265,000	3,039	658,659

Brian J. Stempeck	2016	360,000	708,796	720,585	487,023	2,649	2,279,053
Chief Client Officer	2015	268,750	123,593	—	265,000	3,975	661,318

Paul E. Ross	2016	380,000	708,796	720,585	405,852	8,682	2,223,915
Chief Financial Officer	2015	265,000	172,737	—	225,000	2,904	665,641

(1)	Amounts reflect the full grant-date fair value of options to purchase shares of Class A common stock granted to our NEOs during 2016, calculated in accordance with ASC Topic 718. For a discussion of the assumptions used to calculate the value of stock option awards, see Note 2 and Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	Amounts reflect the full grant-date fair value of restricted shares of our Class A common stock, or restricted stock awards, to our NEOs under our 2016 Incentive Award Plan. For further discussion of the assumptions used to calculate the value of restricted stock awards, see Note 2 and Note 10 to our audited consolidated financial statements included elsewhere in Annual Report on Form 10-K.
(3)	Amounts represent 2016 cash incentive awards earned by our NEOs in 2016. For additional information, see the section captioned “Narrative to Summary Compensation Table—2016 Cash Incentives.”
(4)	Amounts represent our 401(k) matching contributions for our NEOs and our key man life insurance premiums in the aggregate amount of $630 paid on Mr. Green’s behalf.

Narrative to Summary Compensation Table

2016 Salaries

Each NEO receives a base salary to compensate him for services rendered to us. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting his skill set, experience, role and responsibilities. Messrs. Green, Perdue, Stempeck and Ross had base salaries set at $400,000, $360,000, $360,000 and $380,000, respectively throughout 2016. The actual base salaries earned by our NEOs during 2016 are set forth in the 2016 Summary Compensation Table above.

Effective as of January 1, 2017, the base salaries for each of Messrs. Green, Perdue, Stempeck and Ross were increased to $625,000, $410,000, $410,000 and $410,000, respectively, in order to more properly compensate such NEOs for their duties and responsibilities with a public company.

2016 Cash Incentives

Pursuant to each NEO’s current executive employment agreement, each of the NEOs was eligible to earn 2016 cash incentive award payouts ranging from 0% to 0.24% of 2016 revenue (for Messrs. Green, Perdue and Stempeck) and from 0% to 0.20% of 2016 revenue (for Mr. Ross), in each case, dependent upon the level of 2016 gross spend attained by us. Based upon our actual 2016 gross spend, Messrs. Green, Perdue and Stempeck each became entitled to receive a cash incentive equal to 0.24% of 2016 revenue and Mr. Ross became entitled to receive a cash incentive equal to 0.20% of 2016 revenue. Earned awards are payable to the NEOs within 60 days after the end of each quarter.

The actual annual cash incentives earned by each NEO for 2016 performance are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation”.

Equity Compensation

We have historically granted stock options to our NEOs under The Trade Desk, Inc. 2010 Stock Plan, or, from and after December 9, 2015, under The Trade Desk, Inc. 2015 Equity Incentive Plan, or, from and after our IPO, under The Trade Desk, Inc. 2016 Equity Incentive Plan, referred to as the 2016 Plan. The 2016 Plan provides for the grant of cash and equity incentives to our directors, employees (including our NEOs) and consultants and those of certain of our affiliates to enable us and certain of our affiliates to retain services of highly-qualified individuals, which is essential to our long term success.

On December 23, 2016, Messrs. Green, Perdue, Stempeck and Ross were granted options to purchase shares of our Class A common stock under our 2016 Plan. All of the 2016 options are intended to qualify as tax-qualified “incentive stock options” to the maximum extent permitted under applicable tax rules. The 2016 options generally vest and become exercisable with respect to one-forty-eighth (1/48th) of the shares subject thereto on each monthly anniversary of the applicable vesting commencement date, subject to the applicable NEO’s continued employment through the vesting date.

On December 23, 2016, Messrs. Green, Perdue, Stempeck and Ross were also granted awards of restricted Class A common stock, or RSAs, under our 2016 Plan. The 2016 RSAs generally vest with respect to 25% of the shares subject thereto on each of the first four anniversaries of the applicable vesting commencement date, subject to the applicable NEO’s continued employment through the vesting date.

The stock options and RSUs granted to our NEOs during fiscal year 2016 are set forth in the table below under “Outstanding Equity Awards at Fiscal Year-End”.

Other Elements of Compensation

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax or after-tax (Roth) basis through contributions to the 401(k) plan. Currently, we match 25% of the first 6% of the contributions made by participants in the 401(k) plan, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance and life insurance. We do not provide our NEOs with perquisites or other personal benefits, other than the retirement, health and welfare benefits that apply uniformly to all of our employees.

No Tax Gross-Ups

We do not make gross-up payments to cover our NEOs’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2016.

			Option Awards						Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Stock Awards That Have Not Vested (#)		Market Value of Stock Awards That Have Not Vested ($)(1)

Jeff T. Green	1/20/2015	1/20/2015	9,602		20,005	(2)	0.819	1/19/2025
Chief Executive Officer	12/9/2015	1/1/2016	10,483		35,287	(2)	3.696	12/8/2020
	12/23/16	12/1/2016	—		56,567	(3)	30.15	12/22/26
	12/23/16	12/1/2016	—		9,333	(4)	33.17	12/22/21	36,400	(5)	1,007,188

Robert D. Perdue	2/8/2013	1/7/2013	403,277		9,723	(6)	0.171	2/7/2023
Chief Operating Officer	4/23/2014	4/23/2014	44,444		22,222	(2)	0.819	4/22/2024
	1/20/2015	1/20/2015	15,774		17,147	(2)	0.819	1/19/2025
	1/20/2015	1/20/2015	20,763		22,570	(2)	0.819	1/19/2025
	12/9/2015	1/1/2016	9,438		31,755	(2)	3.360	12/8/2025
	12/23/16	12/1/2016	—		43,300	(7)	30.15	12/22/26	23,900	(5)	661,313

Brian J. Stempeck	7/23/2010	6/21/2010	55,000	(6)	—		0.069	7/22/2020
Chief Client Officer	10/12/2010	10/12/2010	33,333	(2)	—		0.069	10/11/2020
	2/28/2011	2/28/2011	33,333	(2)	—		0.069	2/27/2021
	4/4/2011	4/4/2011	33,333	(2)	—		0.069	4/3/2021
	7/8/2011	7/8/2011	133,333	(2)	—		0.069	7/7/2021
	10/17/2012	10/17/2012	300,000	(2)	—		0.171	10/16/2022
	1/20/2015	1/20/2015	15,774		17,147	(2)	0.819	1/19/2025
	1/20/2015	1/20/2015	22,360		24,306	(2)	0.819	1/19/2025
	12/9/2015	1/1/2016	9,438		31,755	(2)	3.360	12/8/2025
	12/23/16	12/1/2016	—		43,300	(7)	30.15	12/22/26	23,900	(5)	661,313

Paul E. Ross	1/20/2015	1/20/2015	5,775		17,146	(2)	0.819	1/19/2025
Chief Financial Officer	1/20/2015	11/3/2014	69,444		63,889	(6)	0.819	1/19/2025
	12/9/2015	1/1/2016	9,955		33,526	(2)	3.360	12/8/2025
	12/23/16	12/1/2016	—		43,300	(7)	30.15	12/22/26	23,900	(5)	661,313

(1)	Market value based upon the closing price of Class A common stock as of December 30, 2016, the last trading day in 2016.
(2)	Represents stock options vesting with respect to one-forty-eighth (1/48th) of the shares of Class B common stock subject thereto on each monthly anniversary of the vesting commencement date, subject to the applicable NEO’s continued employment through the applicable vesting date. If a change in control of our company occurs, 50% of the then-unvested portion of the option will vest upon such change in control, subject to the applicable NEO remaining employed with us until at least immediately prior to such change in control. In addition, upon a termination of the applicable NEO’s employment by us without cause within three months prior to, or two years following, a change in control of our company, subject to the applicable NEO’s execution of a general release of claims, the option will vest in full (to the extent then-unvested).
(3)	Represents a stock option that vests and becomes exercisable as follows: (1) with respect to 43,299 of the shares of Class A common stock subject to the option, or the NSO Tranche I Shares, one-thirty-sixth (1/36th) of the NSO Tranche I Shares shall vest and become exercisable on each of the first thirty-six (36) monthly anniversaries of the vesting commencement date (rounded down to the nearest Tranche I Share on each vesting date that occurs during any calendar year until the last vesting date to occur during such calendar year, with any remaining shares that would have otherwise vested during such calendar year vesting on such last vesting date in the applicable calendar year, such that the option will vest and become exercisable with respect to a total of 14,433 NSO Tranche I Shares during each of calendar years 2017, 2018 and 2019), and (2) with respect to 13,268 of the shares of Class A common stock subject to the option, or the NSO Tranche II Shares, one-twelfth (1/12th) of the NSO Tranche II Shares shall vest and become exercisable on each monthly anniversary of the vesting commencement date commencing with the thirty-seventh (37th) monthly anniversary of the vesting commencement date and continuing through and including the forty-eighth (48th) monthly anniversary of the vesting commencement date (rounded down to the nearest share until the last vesting date), in each case, subject to Mr. Green’s continued employment through the applicable vesting date.
(4)

Represents a stock option that vests and becomes exercisable as follows: (1) with respect to 6,126 of the shares of Class A common stock subject to the option, or the ISO Tranche I Shares, one-thirty-sixth (1/36th) of the ISO Tranche I Shares shall vest and become exercisable on each of the first thirty-six (36) monthly anniversaries of the vesting commencement date (rounded down to the nearest ISO Tranche I Share on each vesting date that occurs during any calendar year until the last vesting date to occur during such calendar year, with any remaining shares that would have otherwise vested during such calendar year vesting on such last vesting date, such that the option will vest and become exercisable with respect to a total of 2,042 ISO Tranche I Shares during each of calendar years 2017, 2018 and 2019), and (2) with respect to 3,207 of the shares of Class A common stock subject to the option, or the ISO Tranche II Shares, one-twelfth (1/12th) of the ISO Tranche II Shares shall vest and become exercisable on each monthly anniversary of the vesting commencement date commencing on the thirty-seventh (37th) monthly anniversary of the vesting commencement date and continuing through and including the forty-eighth (48th) monthly anniversary of the vesting commencement date (rounded down to the nearest ISO Tranche II Share until the last vesting date), in each case, subject to Mr. Green’s continued employment through the applicable vesting date.
(5)	Represents RSAs vesting with respect to 25% of the shares subject thereto on each of the first four anniversaries of the vesting commencement date, subject to the applicable NEO’s continued employment through the applicable vesting date.
(6)	Represents stock options vesting with respect to one-fourth of the shares of Class B common stock subject thereto on the first anniversary of the vesting commencement date and with respect to one-forty-eighth (1/48th) of the shares of Class B common stock subject thereto on each monthly anniversary of the vesting commencement date thereafter, subject to the applicable NEO’s continued employment through the applicable vesting date. If a change in control of our company occurs, 50% of the then-unvested portion of the option will vest upon such change in control, subject to the applicable NEO remaining employed with us until at least immediately prior to such change in control. In addition, upon a termination of the applicable NEO’s employment by us without cause within three months prior to, or two years following, a change in control of our company, subject to the applicable NEO’s execution of a general release of claims, the option will vest in full (to the extent then-unvested).
(7)	Represents stock options vesting with respect to one-forty-eighth (1/48th) of the shares of Class A common stock subject thereto on each monthly anniversary of the vesting commencement date, subject to the applicable NEO’s continued employment through the applicable vesting date.

Executive Compensation Arrangements

Current Executive Employment Agreements

On January 28, 2016, we entered into executive employment agreements with each of our NEOs that provide for Messrs. Green, Perdue, Stempeck and Ross to receive annual base salaries equal to $400,000, $360,000, $360,000 and $380,000, respectively, and for eligibility to participate in health, disability and other benefit plans provided to our employees generally. In addition, the employment agreements provide that the executives were eligible to receive cash incentive awards during 2016. Potential cash incentive award payouts range from 0% to 0.24% of 2016 revenue (for Messrs. Green, Perdue and Stempeck) and from 0% to 0.20% of 2016 revenue (for Mr. Ross), dependent upon the level of gross spend attained by us during 2016. Earned awards are payable to the executives in quarterly installments within 60 days after the end of each calendar quarter.

Under their respective employment agreements, if the applicable NEO is terminated by us without “cause,” then, subject to the executive’s execution and non-revocation of a general release of claims, the NEO will be entitled to receive (1) four months of continued payment of base salary and (2) if such termination occurs within three months prior to or two years after a change in control of our company, accelerated vesting of the 2015 option granted to such NEO on December 9, 2015. Each NEO has also entered into a confidentiality and inventions agreement with us, which supersedes a prior confidentiality and intellectual property agreement, and in each case, contains certain nondisclosure and invention assignment provisions, as well as non-solicitation and certain other restrictive covenants that are effective during the applicable NEO’s employment with us and for 12 months thereafter.

During the portion of 2016 ending on January 28, 2016, we were party to employment offer letters with Messrs. Green, Perdue, Stempeck and Ross, the terms and conditions of which are described below. In January 2016, we entered into executive employment agreements with each of our NEOs which supersede their prior employment offer letters. The material terms of the employment offer letters for Messrs. Green, Perdue, Stempeck and Ross, as well as the material terms of the current executive employment agreements for each of our NEOs, are described in more detail below.

Jeff T. Green Offer Letter

Pursuant to the employment offer letter between us and Mr. Green, dated March 3, 2010, or the Green offer letter, Mr. Green was employed during 2015 as our chief executive officer. The Green offer letter provided for an annual base salary, eligibility for bonuses as determined by our board of directors, and eligibility to participate in health, disability and other benefit plans provided to our employees generally. Pursuant to the Green offer letter, upon an Involuntary Termination of Mr. Green’s employment (as defined in the Green offer letter), subject to Mr. Green’s execution of a general release of claims, he would have been eligible to receive three months of continued base salary and health and welfare benefits.

Robert D. Perdue Offer Letter

Pursuant to the employment offer letter between us and Mr. Perdue, dated January 7, 2013, or the Perdue offer letter, Mr. Perdue was employed during 2015 as our chief operating officer. The Perdue offer letter provided for an annual base salary, eligibility for bonuses as determined by us, and eligibility to participate in health, disability and other benefit plans provided to our employees generally. Mr. Perdue was not entitled to severance under the Perdue offer letter.

Brian J. Stempeck Offer Letter

Pursuant to the employment offer letter between us and Mr. Stempeck, dated June 3, 2010, or the Stempeck offer letter, Mr. Stempeck was employed during 2015 as our chief client officer. The Stempeck offer letter provided for an annual base salary, eligibility for bonuses as determined by us, and eligibility to participate in health, disability and other benefit plans provided to our employees generally. Mr. Stempeck was not entitled to severance under the Stempeck offer letter.

Paul E. Ross Offer Letter

Pursuant to the employment offer letter between us and Mr. Ross, dated September 2, 2014, or the Ross offer letter, Mr. Ross was employed during 2015 as our chief financial officer. The Ross offer letter provided for an annual base salary, eligibility for bonuses as determined by us, eligibility to receive a commission bonus for 2015, eligibility to participate in health, disability and other benefit plans provided to our employees generally, a one-time payment equal to $17,500 in connection with his relocation to Ventura, California, and reimbursement for temporary housing costs in connection with such relocation (capped at $6,000). Mr. Ross was not entitled to severance under the Ross offer letter.

DIRECTOR COMPENSATION

Our independent, non-employee directors receive annual retainer fees for board and committee service. The fees are paid in four equal quarterly advance installments and prorated for any partial year of board service. In 2016, Ms. Falberg and Mr. Wells were paid $20,625 each in annual retainer fees for their services on the board. Ms. Falberg was also paid $5,274 in 2016 for her service as chairperson of the compensation committee and the nominating and corporate governance committee. Mr. Wells was also paid $3,750 in 2016 for his service as chairperson of the audit committee.

Kathryn E. Falberg was granted a stock option under the 2015 Plan to purchase 30,303 shares of our Class B common stock on August 3, 2016 in connection with her commencement of service as a member of our board of directors. Ms. Falberg’s option has an exercise price equal to $18.03 per share (the fair market value of our Class B common stock on the date of grant) and vests with respect to one-fourth of the shares subject thereto on the first anniversary of the grant date and with respect to one-forty-eighth (1/48th) of the shares subject thereto on each monthly anniversary of the grant date thereafter, subject to her continued service as a director through the applicable vesting date.

We also reimburse our non-employee directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings. Our employee directors did not receive any additional compensation for their service as members of our board of directors in 2016.

The following table sets forth information for the year ended December 31, 2016 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Roger Ehrenberg	—	—	—	—
Kathryn E. Falberg	25,899	300,458	—	326,357
Thomas Falk	—	—	—	—
Eric B. Paley	—	—	—	—
Juan N. Villalonga	—	—	—	—
David B. Wells	24,375	—	—	24,375

(1)	Amounts reflect the full grant-date fair value of stock options granted during 2016 computed in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all stock options awards granted to our directors in Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	As of December 31, 2016, (1) Ms. Falberg held stock options to purchase an aggregate of 30,303 shares and (2) Mr. Wells held stock options to purchase an aggregate of 25,000 shares. None of our other non-employee directors held stock options as of December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of January 31, 2017 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our current directors and executive officers as a group; and

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock or Class B common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security, including options that are currently exercisable or exercisable within 60 days of January 31, 2017. Unless otherwise indicated, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. The information in the table below does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

We have based our calculation of the percentage of beneficial ownership on 10,259,547 shares of Class A common stock and 28,919,696 shares of Class B common stock outstanding as of January 31, 2017. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of January 31, 2017 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not, however, deem such shares outstanding for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o The Trade Desk, Inc., 42 N. Chestnut Street, Ventura, California 93001.

	Shares Beneficially Owned				% of Total Voting Power (1)
	Class A		Class B
Name of Beneficial Owner	Shares	%	Shares	%
5% Stockholders:
IA Venture Strategies Fund I, LP(2)	—	—	6,575,272	22.7	22.0
Entities affiliated with Founder Collective(3)	—	—	4,388,143	15.2	14.7
Entities affiliated with Wellington Management(4)	3,948,827	38.5	—	—	1.3
Highwind S.a.r.l.(5)	—	—	2,331,000	8.1	7.8
JP Morgan Chase & Co.(6)	531,504	5.2	—	—	*
Named Executive Officers and Directors:
Jeff T. Green(7)	41,888	*	8,879,295	30.7	29.6
Brian J. Stempeck(8)	27,508	*	689,311	2.3	2.3
Robert D. Perdue(9)	27,508	*	569,450	1.9	1.9
Paul E. Ross(10)	38,896	*	99,185	*	*
Roger Ehrenberg(11)	—	—	6,575,272	22.7	22.0
Kathryn E. Falberg(12)	80,000	*	30,303	*	*
Thomas Falk(13)	50,000	*	866,950	3.0	2.9
Eric B. Paley(14)	—	—	4,388,143	15.2	14.7
Juan N. Villalonga	—	—	—	—	—
David B. Wells(15)	—	—	7,810	*	*
All executive officers and directors as a group (11 persons)(16)	294,687	2.9	23,325,606	76.7	74.3

*	Less than 1%.
(1)	Percentage of total voting power represents voting power with respect to all shares of Class A common stock and Class B common stock, as a single class. Holders of Class B common stock are entitled to ten votes per share, and holders of Class A common stock are entitled to one vote per share.
(2)	Consists of 6,575,272 shares of Class B common stock held of record by IA Venture Strategies Fund I, LP. Roger Ehrenberg, one of our directors, is the managing member of IA Venture Partners, LLC, which is the general partner of IA Venture Strategies Fund I, LP and has voting and dispositive power over the shares held by IA Venture Strategies Fund I, LP. As a result, Mr. Ehrenberg may be deemed to have indirect beneficial ownership of the reported shares. The address for IA Venture Strategies Fund I, LP is 156 Fifth Avenue Suite 1119, New York, New York 10010.
(3)	Consists of (a) 3,396,434 shares of Class B common stock held of record by Founder Collective, L.P., and (b) 991,709 shares of Class B common stock held of record by Founder Collective Entrepreneurs’ Fund, LLC. Founder Collective GP, LLC is the general partner of Founder Collective, LP and the managing member of Founder Collective Entrepreneurs’ Fund, LLC (collectively referred to as the “Founder Collective Entities”). Eric Paley, one of our directors, and David Frankel are the two managing members of Founder Collective GP, LLC and have shared voting and investment power over the reported shares. The address for the Founder Collective Entities is 1 Mifflin Place, Suite 300, Cambridge, Massachusetts 02138.
(4)

Consists of (a) 5,697 shares of Class A common stock held of record by Global Multi-Strategy Fund, (b) 3,194,607 shares of Class A common stock held of record by Hadley Harbor Master Investors (Cayman) L.P., (c) 14,093 shares of Class A common stock held of record by Hartford Global Capital Appreciation Fund, (d) 33,135 shares of Class A common stock held of record by The Hartford Capital Appreciation Fund, (e) 585,996 shares of Class A common stock held of record by The Hartford Growth Opportunities Fund, and (f) 115,299 shares of Class A common stock held of record by Wellington Management Company LLP. These entities are collectively referred to as the “Wellington Entities.” Wellington Management Company LLP is the investment adviser to the Wellington Entities. Wellington Management Company LLP is an investment adviser registered under the Investment Advisers Act of 1940, as amended, and is an indirect subsidiary of Wellington Management Group LLP. Wellington Management

Company LLP and Wellington Management Group LLP may each be deemed to share beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of the shares indicated in the table, all of which are held of record by the entity named in the table or a nominee on its behalf. The business address of the Wellington Entities table is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02110.
(5)	Consists of 2,331,000 shares of Class B common stock held of record by Highwind S.a.r.l. Juan N. Villalonga, one of our directors, has been designated to our board of directors by Highwind S.a.r.l. The address for Highwind S.a.r.l is 75 Parc d’Activités, L-8308 Capellen, Luxembourg.
(6)	Consists of 531,504 shares of Class A common stock held of record by JP Morgan Chase & Co. The address for JP Morgan Chase & Co. is 270 Park Avenue, New York, New York 10017.
(7)	Consists of (a) 36,400 shares of Class A common stock and 7,286,331 shares of Class B common stock held of record by Jeff T. Green, (b) 1,566,666 shares of Class B common stock held of record by Jeff T. Green, trustee of the Green Irrevocable Trust of 2015, (c) 5,488 shares of Class A common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2017, and (d) 26,298 shares of Class B common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2017
(8)	Consists of (a) 23,900 shares of Class A common stock and 45,000 shares of Class B common stock held of record by Brian J. Stempeck, (b) 3,608 shares of Class A common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2017, and (c) 644,311 shares of Class B common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2017.
(9)	Consists of (a) 23,900 shares of Class A common stock and 53,666 shares of Class B common stock held of record by Robert D. Perdue, (b) 3,608 shares of Class A common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2017, and (c) 515,784 shares of Class B common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2017.
(10)	Consists of (a) 35,288 shares of Class A common stock held of record by Paul E. Ross, (b) 3,608 shares of Class A common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2017, and (c) 99,185 shares of Class B common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2017.
(11)	See footnote 2.
(12)	Consists of (a) 80,000 shares of Class A common stock held of record by Kathryn E. Falberg and (b) 30,303 shares of Class B common stock issuable upon the exercise of options currently exercisable within 60 days of January 31, 2017.
(13)	Consists of (a) 776,694 shares of Class B common stock held of record by Revel Venture Fund I, L.P. (“Revel”), (b) 50,000 shares of Class A common stock and 66,445 shares of Class B common stock held of record by eValue AG (“eValue”) and (c) 23,811 shares of Class B common stock held of record by Entrepreneurs Investment Fund I, LP (“EIF I”). Thomas Falk, one of our directors, is one of the four managing members of Revel, owns approximately 90% of the economic interest and all of the voting interest of eValue, and is a member of the general partner of EIF I. Mr. Falk may be deemed to beneficially own the shares of Revel, eValue and EIF I. The address for Revel is 250 Hudson Street, 4th Floor, New York, New York 10013, the address for eValue is Kennedydamm 1, 40476 Dusseldorf, Germany and the address of EIF is c/o Digital Capital Advisors, The Empire State Building, 350 5th Avenue, Suite 7640, New York, New York 10118.
(14)	Consists of the shares described in footnote (3) above. Eric Paley, one of our directors, is a managing member of Founder Collective GP, LLC and may be deemed the indirect beneficial owner of such shares.
(15)	Consists of 7,810 shares of Class B common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of January 31, 2017.
(16)	Consists of (a) 274,767 shares of Class A common stock, (b) 21,844,911 shares of Class B common stock, (c) 19,920 shares of Class A common stock issuable pursuant to options currently exercisable or exercisable within 60 days of January 31, 2017, and (d) 1,480,695 shares of Class B common stock issuable pursuant to options currently exercisable or exercisable within 60 days of January 31, 2017.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2016, about our equity compensation plans, including The Trade Desk, Inc. 2010 Stock Plan, The Trade Desk Inc. 2015 Equity Incentive Plan, The Trade Desk Inc. 2016 Incentive Award Plan and the Trade Desk Inc. 2016 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (c)
Equity compensation plans approved by security holders(2)	5,622,339	$4.94	3,949,249
Equity compensation plans not approved by security holders	—	—	—

Totals	5,622,339	$4.94	3,949,249

(1)	Consists of shares available for future issuance under our 2016 Incentive Award Plan and 2016 Employee Stock Purchase Plan. As of December 31, 2016, 3,425,322 shares of Class A common stock were available for issuance under the 2016 Incentive Award Plan and 523,927 shares of Class A common stock were available for issuance under the 2016 Employee Stock Purchase Plan. For additional information on our equity plans, refer to Note 10, “Stock-Based Compensation,” to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	Includes 5,429,339 shares issuable upon the exercise of outstanding options with a weighted average exercise price of $4.94 and 193,000 shares issuable upon the vesting of outstanding restricted stock awards and units. Restricted stock awards and units do not require a payment by the recipient to us at the time of vesting. Accordingly, the weighted-average exercise price in column (b) does not take these awards into account.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following is a description of transactions since January 1, 2016, to which we have been a party, in which the amount involved exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Sales and Purchases of Securities

Series C Convertible Preferred Stock Financing

In February 2016, we issued 11,500,587 shares of Series C convertible preferred stock at a price per share of $5.22 for aggregate gross consideration of $60.0 million. All shares of our outstanding Series C convertible preferred stock automatically converted into an aggregate 3,833,528 shares of Class B common stock on a one for one-third basis. The table below sets forth the number of shares of Series C convertible preferred stock sold to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof:

Name	Number of Shares of Series C Convertible Preferred Stock	Purchase Price
Entities affiliated with Wellington Management(1)	11,500,587	$60,000,000

(1)	Consists of (a) 17,091 shares of Series C convertible preferred stock purchased by Global Multi-Strategy Fund, (b) 9,583,823 shares of Series C convertible preferred stock purchased by Hadley Harbor Master Investors (Cayman) L.P., (c) 42,279 shares of Series C convertible preferred stock purchased by Hartford Global Capital Appreciation Fund, (d) 99,405 shares of Series C convertible preferred stock purchased by The Hartford Capital Appreciation Fund, and (e) 1,757,989 shares of Series C convertible preferred stock purchased by The Hartford Growth Opportunities Fund. Wellington Management Company LLP is the investment adviser to each of these entities.

Employment Arrangement

Ephraim Albaro, who is the brother-in-law of Jeff T. Green, our chief executive officer, has been employed in a non-executive capacity by us since 2012. For the year ended December 31, 2016, his total compensation was $134,463.

Second Amended and Restated Investors’ Rights Agreement

In February 2016, we entered into a second amended and restated investors’ rights agreement with certain stockholders (including entities with which certain of our directors are affiliated), which entitles them to rights with respect to the registration of their shares under the Securities Act. The following executive officers, directors and holders of more than 5% of our capital stock are entitled to registration rights under the second amended and restated investors’ rights agreement:

•	Jeff T. Green, Chief Executive Officer

•	Robert D. Perdue, Chief Operating Officer

•	David R. Pickles, Chief Technology Officer

•	Brian J. Stempeck, Chief Client Officer

•	Entities affiliated with Founder Collective(1)

•	Entities affiliated with Wellington Management(2)

•	Highwind S.a.r.l.(3)

•	IA Venture Strategies Fund I, LP(4)

(1)	As of December 31, 2016, Founder Collective, L.P. and Founder Collective Entrepreneurs’ Fund, LLC are collectively the holders of more than 5% of our capital stock. Founder Collective GP, LLC is the general partner of Founder Collective, LP and the managing member of Founder Collective Entrepreneurs’ Fund, LLC. Eric Paley, one of our directors, is one of the two managing members of Founder Collective GP, LLC, and was designated to our board of directors by Founder Collective, L.P. (together with affiliated entities).
(2)	As of December 31, 2016, Global Multi-Strategy Fund, Hadley Harbor Master Investors (Cayman) L.P., Hartford Global Capital Appreciation Fund, The Hartford Capital Appreciation Fund and The Hartford Growth Opportunities Fund are collectively the holders of more than 5% of our capital stock. Wellington Management Company LLP is the investment adviser to each of these entities.
(3)	As of December 31, 2016, Highwind S.a.r.l. is the holder of more than 5% of our capital stock. Juan N. Villalonga, one of our directors, has been designated to our board of directors by Highwind S.a.r.l.
(4)	As of December 31, 2016, IA Venture Strategies Fund I, LP is the holder of more than 5% of our capital stock. Roger Ehrenberg, one of our directors, is the founder and managing partner of IA Ventures, an entity affiliated with IA Venture Strategies Fund I, LP, and was designated to our board of directors by IA Venture Strategies Fund I, LP (together with its affiliated entities).

Second Amended and Restated Voting Agreement

In February 2016, we entered into a second amended and restated voting agreement with certain stockholders (including entities with which certain of our directors are affiliated), which entitled them to certain director designation rights with respect to our board of directors. For a description of these voting rights, see the section captioned “Management—Executive Officers and Directors—Voting Arrangements.” This agreement terminated upon the consummation of our IPO.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. Our audit committee is tasked with reviewing and approving such transactions, taking into consideration all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

DIRECTOR INDEPENDENCE

Our board of directors currently consists of eight members and one vacancy. Our board of directors has determined that all of our directors, other than our chief executive officer and chief operating officer, qualify as “independent” directors in accordance with the NASDAQ listing requirements. In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Principal Accounting Fees and Services” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements of the notes thereto.

3. Exhibits

See the Exhibit index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Ventura, California, on the 16th day of February, 2017.

THE TRADE DESK, INC.

By:	/s/ PAUL E. ROSS
Paul E. Ross Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff T. Green and Paul E. Ross, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFF T. GREEN Jeff T. Green	Chief Executive Officer, Director (principal executive officer)	February 16, 2017

/s/ PAUL E. ROSS Paul E. Ross	Chief Financial Officer (principal financial officer and principal accounting officer)	February 16, 2017

/s/ ROBERT D. PERDUE Robert D. Perdue	Chief Operating Officer, Director	February 16, 2017

/s/ ROGER EHRENBERG Roger Ehrenberg	Director	February 16, 2017

/s/ KATHRYN E. FALBERG Kathryn E. Falberg	Director	February 16, 2017

/s/ ERIC B. PALEY Eric B. Paley	Director	February 16, 2017

/s/ DAVID B. WELLS David B. Wells	Director	February 16, 2017

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

10.1	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

10.2	Loan and Security Agreement, dated as of March 30, 2016, among The Trade Desk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.	S-1/A	9/6/2016	10.2

10.3(a)+	The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(a)

10.3(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(b)

10.3(c)+	Exercise Notice under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(c)

10.4(a)+	The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(a)

10.4(b)+	First Amendment to The Trade Desk, Inc. 2015 Equity Incentive Plan	S-8	9/22/2016	99.2

10.4(c)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(b)

10.4(d)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan (with accelerated vesting).	S-1/A	9/6/2016	10.6	(c)

10.4(e)+	Exercise Notice under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(d)

10.5(a)+	The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(a)

10.5(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2016 Equity Incentive Plan.	S-1	8/22/2016	10.7	(b)

10.6+	The Trade Desk, Inc. 2016 Employee Stock Purchase Plan	S-8	9/22/2016	99.5

10.7+	Form of Indemnification Agreement.	S-1	8/22/2016	10.8

10.8+	Employment Agreement, dated as of January 28, 2016, between The Trade Desk, Inc. and Jeff T. Green.	S-1/A	9/6/2016	10.9

10.9+	Employment Agreement, dated as of January 28, 2016, between The Trade Desk, Inc. and David R. Pickles.	S-1/A	9/6/2016	10.10

10.10+	Employment Agreement, dated as of January 28, 2016, between The Trade Desk, Inc. and Paul E. Ross.	S-1/A	9/6/2016	10.11

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Filing Date	Number

10.11+	Employment Agreement, dated as of January 28, 2016, between The Trade Desk, Inc. and Robert D. Perdue.	S-1/A	9/6/2016	10.12

10.12+	Employment Agreement, dated as of January 28, 2016, between The Trade Desk, Inc. and Brian J. Stempeck.	S-1/A	9/6/2016	10.13

21.1	List of Subsidiaries of the Registrant.				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Linkbase Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan or arrangement.
(1)	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is not to be incorporated by reference into any filing of The Trade Desk, Inc. under the Securities Act of 1933, as amended, of the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.