Form 10-K/A
period 2016-12-31
Trade Desk, Inc.
filed 2017-04-26
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment #1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of the 10-K: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”) originally filed on February 16, 2017 (the “Original Filing”) by The Trade Desk, Inc., a Delaware corporation (the “Company”, “we”, or “us”). We are filing this Amendment to present Item 14 information as required by Part III of Form 10-K because our definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2016 due to the timing of our 2017 Annual Meeting of Stockholders.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 14. Principal Accounting Fees and Services

Set forth below are the fees for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2015 and 2016:

Fee Category	2015	2016
Audit Fees(1)	$601,369	$2,081,285
Tax Fees(2)	—	876,612
All Other Fees(3)	—	2,700

Total	$601,369	$2,960,597

(1)	Audit Fees cover professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q, and services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit Fees for 2016 included fees of $907,116 related to our initial public offering, consents, comfort letter and reviews of other documents filed with the SEC.
(2)	Tax Fees cover tax compliance, advice, and planning services and consisted primarily of review of consolidated federal income tax returns and foreign tax planning and advice.
(3)	All Other Fees in 2016 are related to license fees for accounting research software.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Audit Committee has adopted policies and procedures regarding pre-approval of permitted audit and non-audit services. Each year, and as needed at other times during the year, (1) the independent registered public accounting firm will submit to the Audit Committee for approval the terms, fees and conditions of the Company’s engagement of the independent registered public accounting firm to perform an integrated audit of the Company’s consolidated financial statements, to attest to the Company’s internal control over financial reporting for the applicable fiscal year, and to review the Company’s interim financial statements; and (2) management and the independent registered public accounting firm will submit to the Audit Committee for approval a written pre-approval request of additional audit and non-audit services to be performed for the Company during the year, including a budgeted range of fees for each category of service outlined in such request. The Audit Committee has designated the Audit Committee Chair to have the authority to pre-approve interim requests for permissible services that were not contemplated in the engagement letter or in pre-approval requests. The Audit Committee Chair may approve or reject any interim service requests and shall report any interim service pre-approvals at the next regular Audit Committee meeting.

All services provided by PricewaterhouseCoopers LLP during the fiscal years ended December 31, 2015 and December 31, 2016 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits

The exhibits listed in the Exhibit Index of the Original Filing and the exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Ventura, California, on the 26th day of April, 2017.

THE TRADE DESK, INC.

By:	/s/ PAUL E. ROSS
Paul E. Ross
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Filing Date	Number

31.3	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

6