Form 10-Q
period 2017-03-31
Trade Desk, Inc.
filed 2017-05-11
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(805)585-3434

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2017, the registrant had 22,511,147 shares of Class A common stock and 17,444,038 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of March 31, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash	$106,573	$133,400
Accounts receivable, net	315,283	377,240
Prepaid expenses and other current assets	10,825	5,763

TOTAL CURRENT ASSETS	432,681	516,403
Property and equipment, net	16,057	14,779
Deferred taxes, net	1,778	1,778
Other assets, non-current	4,751	4,636

TOTAL ASSETS	$455,267	$537,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$231,524	$321,163
Accrued expenses and other current liabilities	21,371	22,973

TOTAL CURRENT LIABILITIES	252,895	344,136
Debt, net	25,847	25,847
Other liabilities, non-current	4,594	3,233

TOTAL LIABILITIES	283,336	373,216

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.000001; 1,000,000 Class A shares authorized as of March 31, 2017 and December 31, 2016; 21,399 and 10,071 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively; 95,000 Class B shares authorized as of March 31, 2017 and December 31, 2016; 18,389 and 29,060 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	181,840	179,198
Accumulated deficit	(9,909)	(14,818)

TOTAL STOCKHOLDERS’ EQUITY	171,931	164,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$455,267	$537,596

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$53,352	$30,378
Operating expenses:
Platform operations	12,549	7,513
Sales and marketing	12,476	8,431
Technology and development	10,461	4,639
General and administrative	15,930	6,399

Total operating expenses	51,416	26,982

Income from operations	1,936	3,396
Interest expense	364	835
Change in fair value of preferred stock warrant liabilities	—	4,383
Foreign currency exchange loss, net	428	46

Total other expense, net	792	5,264

Income (loss) before income taxes	1,144	(1,868)
Benefit from income taxes	(3,765)	(828)

Net income (loss)	$4,909	$(1,040)

Net income (loss) attributable to common stockholders	$4,909	$(48,249)

Earnings (loss) per share:
Basic	$0.13	$(4.45)

Diluted	$0.11	$(4.45)

Weighted average shares outstanding:
Basic	39,167	10,848

Diluted	43,557	10,848

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months
	Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$4,909	$(1,040)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,493	819
Stock-based compensation	2,322	159
Change in fair value of preferred stock warrant liabilities	—	4,383
Bad debt expense	3,347	86
Other	(274)	151
Changes in operating assets and liabilities:
Accounts receivable	59,190	22,981
Prepaid expenses and other assets	(5,017)	(3,717)
Accounts payable	(87,940)	(6,505)
Accrued expenses and other liabilities	(770)	(432)

Net cash provided by (used in) operating activities	(22,740)	16,885

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,602)	(384)
Capitalized software development costs	(647)	(545)

Net cash used in investing activities	(4,249)	(929)

FINANCING ACTIVITIES:
Proceeds from line of credit	—	55,847
Repayment on line of credit	—	(20,000)
Repayment of term debt	—	(30,000)
Payment of debt financing costs	—	(775)
Payment of financing obligations	(113)	(29)
Proceeds from issuance of Series C convertible preferred stock	—	60,000
Repurchase of preferred stock and common stock	—	(54,000)
Proceeds from exercise of stock options	275	61
Payment of stock repurchase costs	—	(70)
Payment of Series C convertible preferred stock offering costs	—	(73)
Payment of offering costs—initial public offering	—	(105)

Net cash provided by financing activities	162	10,856

Increase (decrease) in cash	(26,827)	26,812
Cash—Beginning of period	133,400	4,047

Cash—End of period	$106,573	$30,859

SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$1,687	$49
Tenant improvements paid by lessor	$640	$—
Stock-based compensation included in capitalized development costs	$45	$1
Debt financing costs included in accounts payable	$—	$201
Stock repurchase costs and Series C convertible preferred stock offering costs included in accounts payable	$—	$141
Deferred initial public offering costs included in accounts payable	$—	$431
Net exercise of warrants to purchase Series Seed convertible preferred stock	$—	$3,789

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

Secondary Offering

In March 2017, the Company completed a secondary offering in which a total of 7,281,789 shares of Class A common stock were sold by certain selling stockholders. See Note 7—Capitalization.

Risks

The Company is subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory, availability of debt financing and dependence on growth to achieve its business plan.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Allowance for Doubtful Accounts

During the three months ended March 31, 2017, the Company recorded $3.3 million in bad debt expense primarily due to reserves for two clients. Allowance for doubtful accounts totaled $5.7 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year. In 2016, the FASB issued additional amendments to the new revenue guidance. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of selecting a transition method and determining the effect of this guidance on its consolidated financial statements.

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

Note 3—Earnings Per Share

As of March 31, 2017, the Company had two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Earnings (loss) per share—basic:
Numerator:
Net income (loss)	$4,909	$(1,040)
Less: Premium on repurchase of convertible preferred stock	—	(47,209)

Net income (loss) attributable to common stockholders—basic	$4,909	$(48,249)

Denominator:
Weighted-average shares outstanding	39,167	10,848

Earnings (loss) per share—basic	$0.13	$(4.45)

Earnings (loss) per share—diluted:
Numerator:
Net income (loss) attributable to common stockholders—diluted	$4,909	$(48,249)

Denominator:
Weighted-average shares outstanding	39,167	10,848
Options to purchase common stock	4,178	—
Employee stock purchase plan shares	170	—
Restricted stock	42	—

Weighted-average shares outstanding—diluted	43,557	10,848

Earnings (loss) per share—diluted	$0.11	$(4.45)

The following table presents the anti-dilutive shares excluded from the calculation of diluted earnings (loss) per share (in thousands):

	Ended March 31,
	2017	2016
Anti-dilutive equity awards under stock-based award plans	395	5,081
Common shares issuable upon conversion of convertible preferred stock	—	22,079
Common shares issuable upon conversion of preferred stock warrants	—	461

Total shares excluded from earnings (loss) per share—diluted	395	27,621

Note 4—Fair Value Measurements

The Company had no material financial instruments that were measured at fair value as of March 31, 2017 and December 31, 2016.

The Company had convertible preferred stock warrants prior to its initial public offering in September 2016. The Company’s preferred stock warrants were recorded at fair value, which increased during the three months ended March 31, 2016 due to an increase in the valuation of the Company’s preferred stock. The changes in the fair value of preferred stock warrants were as follows (in thousands):

Three Months Ended March 31, 2016
Beginning balance	$6,927
Change in value of preferred stock warrants recorded in other expense, net	4,383
Reclassification to convertible preferred stock upon net exercise of Series Seed warrant	(3,789)

Ending balance	$7,521

The Company determined the fair value of the preferred stock warrants utilizing the Black-Scholes model with the following assumptions:

	As of March 31, 2016
	Series Seed	Series A3
Contractual term (years)	5.4	7.0
Expected volatility	61.1%	61.1%
Risk-free interest rate	1.30%	1.54%
Estimated dividend yield	—%	—%

Note 5—Accounts Payable

Accounts payable included the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Accounts payable–media and data	$222,967	$307,018
Accounts payable–other	8,557	14,145

Total	$231,524	$321,163

Note 6—Debt

Revolving Credit Facility

On March 30, 2016, the Company entered into a credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks, led by Citibank, N.A. The Revolving Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”), which the Company may draw upon as needed. Under the Credit Facility, the Company had an outstanding debt balance of $25.8 million that bore interest at a weighted average rate of 2.44% as of March 31, 2017. The Company was in compliance with all covenants as of March 31, 2017.

On May 9, 2017, the Company entered into an amended and restated loan and security agreement (the “Amended Revolving Credit Agreement”), with a syndicate of banks, led by Citibank, N.A., and Citibank, N.A., as agent. The Amended Revolving Credit Agreement, among other things, provides for an increase of $75.0 million in the aggregate principal amount of commitments available under the Company’s senior secured asset-based revolving credit facility and provides the Company with greater flexibility with respect to working capital, acquisitions and general corporate purposes under such credit facility. See Note 11—Subsequent Event.

Note 7—Capitalization

Secondary Offering

In March 2017, the Company completed a secondary offering in which 6,331,991 shares of Class A common stock were sold by certain selling stockholders to the public at a price of $35.50 per share. The underwriters were also granted an option, which they exercised in full, to purchase up to an additional 949,798 shares of Class A common stock from the selling stockholders. The Company did not receive any proceeds from this offering. The Company incurred approximately $0.9 million in offering costs during the three months ended March 31, 2017, and these costs were included within general and administrative expenses in the condensed consolidated statements of operations.

Note 8—Stock-Based Compensation

Stock-Based Compensation Expense

Total stock-based compensation expense, by operating expense category, in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Platform operations	$229	$15
Sales and marketing	539	50
Technology and development	665	40
General and administrative	889	54

Total	$2,322	$159

Stock Options

Stock option activity for the three months ended March 31, 2017 was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2016(1)	5,429	$4.94
Granted	44	29.60
Exercised	(680)	0.40
Cancelled	(126)	20.10

Outstanding as of March 31, 2017(2)	4,667	$5.43

Exercisable as of March 31, 2017	2,710	$1.13

(1)	Includes options to purchase 389 and 5,040 shares of Class A and Class B common stock, respectively.
(2)	Includes options to purchase 393 and 4,274 shares of Class A and Class B common stock, respectively.

On January 1, 2017, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.6 million shares in accordance with plan provisions.

Employee Stock Purchase Plan

On January 1, 2017, the number of shares available for issuance under the Company’s Employee Stock Purchase Plan was increased by 0.4 million shares in accordance with plan provisions.

Note 9—Income Taxes

In determining the interim provision for (benefit from) income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur.

For the three months ended March 31, 2017, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory income rate of 35% primarily due to state taxes, foreign taxes, nondeductible stock-based compensation and the discrete impact of tax benefits associated with stock-based awards. For the three months ended March 31, 2016, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory income rate of 35% primarily due to state taxes, foreign taxes and changes in the fair value of preferred stock warrant liabilities.

For the three months ended March 31, 2017, the benefit from income taxes included approximately $5.3 million of discrete benefits associated with disqualifying dispositions of incentive stock options.

There were no material changes to the Company’s unrecognized tax benefits in the three months ended March 31, 2017, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

Note 10—Commitments and Contingencies

As of March 31, 2017, the Company’s purchase obligations, primarily with hosting services providers, were as follows (in thousands):

Year	Amount
2017 (for remaining nine months)	$17,106
2018	8,380
2019	8,000

$33,486

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2017.

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

Note 11—Subsequent Event

On May 9, 2017, the Company, a syndicate of banks, led by Citibank, N.A., and Citibank, N.A., as agent, entered into an amended and restated loan and security agreement (the “Amended Revolving Credit Agreement”). Among other things, the Amended Revolving Credit Agreement provides for an increase of $75.0 million in the aggregate principal amount of commitments available under the Company’s senior secured asset-based revolving credit facility and provides the Company with greater flexibility with respect to working capital, acquisitions and general corporate purposes (the “Amended Credit

Facility”). Available funding commitments to the Company under the Amended Credit Facility, subject to certain conditions, total up to $200.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances and subject to certain conditions, the Company has the right to increase the Amended Credit Facility by an additional amount not to exceed $100.0 million. The Amended Revolving Credit Agreement is collateralized by substantially all of the Company’s assets, including a pledge of certain of the Company’s accounts receivable, deposit accounts, intellectual property, investment property, and equipment. Availability under the Amended Revolving Credit Agreement is based on a percentage of the value of accounts receivable, as reduced by certain reserves.

Loans under the Amended Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or a LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a fluctuating interest rate equal to the greatest of (1) the federal funds rate plus 0.50%, (2) Citibank, N.A.’s prime rate, and (3) one month LIBOR rate plus 2.00%. The applicable margin is defined as a rate between 1.00% to 1.50% for Base Rate Borrowings and between 2.00% and 2.50% for LIBOR Borrowings, depending on the amount of average excess availability on the Amended Credit Facility. The fee for undrawn amounts ranges from 0.325% to 0.375%. Interest is payable either (a) monthly for Base Rate Borrowings or (b) for LIBOR Rate Borrowings, on the earlier of (1) the last day of the interest period which can be one, two, three or six months as selected by the Company or (2) the last day of each three month interval. The Company will also be required to pay customary letter of credit fees, as necessary.

The Amended Credit Facility matures and all outstanding amounts become due and payable on May 9, 2022. As a result of executing the Amended Revolving Credit Agreement, the outstanding debt balance as of March 31, 2017 has been refinanced on a long-term basis and accordingly, is presented as a non-current liability in the March 31, 2017 condensed consolidated balance sheet.

The Amended Revolving Credit Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Revolving Credit Agreement also requires that if the Company’s excess availability is less than the greater of (a) $15.0 million and (b) 12.5% of the lesser of (1) the borrowing base then in effect and (2) the commitments under the Amended Credit Facility then in effect, the Company will maintain a consolidated fixed charge coverage ratio of at least 1.15 to 1.00.

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

Investors should read this Quarterly Report on Form 10-Q and the documents we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a technology company that empowers ad buyers by providing a self-service platform that enables our clients to purchase and manage data-driven digital advertising campaigns using their own teams. Our platform allows clients to manage integrated advertising campaigns across various advertising formats, including display, video and social, and on a multitude of devices, including computers, mobile devices, connected TV and digital radio, an approach that we refer to as omnichannel.

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

Our clients are the advertising agencies and other service providers for advertisers. By aligning our business with buyers, we avoid inherent conflicts of interest that exist when serving both the buy- and sell-side, which we believe helps us build trust with our clients. We provide our platform through a self-service, browser based user interface and also enable clients to customize and build their own features and reports on our platform through our application programming interfaces. After adding a client through our sales team or an in-bound request, we teach clients how to use our platform to design and execute advertising campaigns independently.

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

Executive Summary

Highlights

For the three months ended March 31, 2017 and 2016:

•	our revenue was $53.4 million and $30.4 million, respectively, representing a period over period increase of 76%;

•	our net income (loss) was $4.9 million and $(1.0) million, respectively; and

•	our Adjusted EBITDA was $6.3 million and $4.3 million, respectively.

Adjusted EBITDA is a financial measure that is not in accordance with generally accepted accounting principles (“GAAP”). For information on how we compute Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA, see the section captioned “Non-GAAP Financial Data” below.

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

We believe that growth of the programmatic advertising market is important for our ability to grow our business. Adoption of programmatic advertising by advertisers allows us to acquire new clients and grow revenue from existing clients. Although our clients include some of the largest advertising agencies in the world, we believe there is significant room for us to expand further within these clients and gain a larger amount of their advertising spend through our platform. We also believe that industry trends will lead to advertisers adopting programmatic advertising through platforms such as ours. However, even if the programmatic advertising market continues to grow at its current rate, our ability to position ourselves within the market and maintain or grow market share will impact the future growth of our business.

Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory that we present to our clients. For example, we have expanded our native and digital audio advertising offerings through our recent integrations with supply-side partners.

We plan to invest for long-term growth. We anticipate that our operating expenses will continue to increase significantly in the foreseeable future as we invest in platform operations and technology and development to enhance our product features, including programmatic buying of television ad inventory, and in sales and marketing to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to continue making investments in our infrastructure, including our information technology, financial and administrative systems and controls, to support our operations.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue	$53,352	$30,378
Operating expenses:
Platform operations	12,549	7,513
Sales and marketing	12,476	8,431
Technology and development	10,461	4,639
General and administrative	15,930	6,399

Total operating expenses	51,416	26,982

Income from operations	1,936	3,396
Total other expense, net	792	5,264

Income (loss) before income taxes	1,144	(1,868)
Benefit from income taxes	(3,765)	(828)

Net income (loss)	$4,909	$(1,040)

	Three Months Ended
	March 31,
	2017	2016
	(as a percentage of revenue*)
Revenue	100%	100%
Operating expenses:
Platform operations	24	25
Sales and marketing	23	28
Technology and development	20	15
General and administrative	30	21

Total operating expenses	96	89

Income from operations	4	11
Total other expense, net	1	17

Income (loss) before income taxes	2	(6)
Benefit from income taxes	(7)	(3)

Net income (loss)	9%	(3)%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended March 31,	$53,352	$30,378	$22,974	76%

The increase in revenue for the three months ended March 31, 2017, compared to the same prior year period, was primarily due to an increase in gross spend on our platform by existing clients, which was driven by an increase in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended March 31,	$12,549	$7,513	$5,036	67%
Percent of revenue	24%	25%

The increase in platform operations expense for the three months ended March 31, 2017, compared to the same prior year period, was primarily due to an increase of $3.6 million in hosting costs to support the increased use of our platform by our clients and an increase of $1.0 million in personnel costs driven by an increase in headcount for our client support team.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended March 31,	$12,476	$8,431	$4,045	48%
Percent of revenue	23%	28%

The increase in sales and marketing expense for the three months ended March 31, 2017, compared to the same prior year period, was primarily due to increases of $3.4 million in personnel costs and $0.9 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended March 31,	$10,461	$4,639	$5,822	126%
Percent of revenue	20%	15%

The increase in technology and development expense for the three months ended March 31, 2017, compared to the same prior year period, was primarily due to increases of $4.3 million in personnel costs and $1.1 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases.

We expect technology and development expense to increase as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended March 31,	$15,930	$6,399	$9,531	149%
Percent of revenue	30%	21%

The increase in general and administrative expense for the three months ended March 31, 2017, compared to the same prior year period, was primarily due to increases of $4.7 million in personnel costs and $3.3 million in bad debt expense. The increase in personnel costs was primarily related to increased finance and legal headcount to support our growth. The increase in bad debt expense was primarily attributable to reserves for two clients. In addition, during the three months ended March 31, 2017, we incurred $0.9 million in legal, accounting, printing and other costs related to our secondary offering.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our operations as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with developing the requisite infrastructure required for internal controls.

Other Expense, Net

	2017	2016	$ Change
	(in thousands)
Three months ended March 31,	$792	$5,264	$(4,472)

The decrease in other expense, net for the three months ended March 31, 2017, compared to the same prior year period, was primarily due to a $4.4 million decrease in the fair value of our convertible preferred stock warrant liabilities due to the conversion and exercise of such warrants as part of our initial public offering in September 2016.

Benefit from Income Taxes

	2017	2016
	($ in thousands)
Three months ended March 31,	$(3,765)	$(828)
Effective tax rate	(329.1)%	44.3%

The increase in the benefit from income taxes for the three months ended March 31, 2017, compared to the same prior year period, was primarily due to discrete benefits of approximately $5.3 million associated with disqualifying dispositions of incentive stock options, partially offset by the impact of higher pre-tax income in U.S. jurisdictions. Excluding the impact of discrete items, our effective tax rate for the three months ended March 31, 2017 would have been 46.6%.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $106.6 million, including cash of $4.6 million held by our international subsidiaries, and net working capital, consisting of current assets less current liabilities, of $179.8 million.

We believe our existing cash, cash flow from operations, and our undrawn balance under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months. Our current credit facility was amended and restated on May 9, 2017, with a maturity date of May 9, 2022 — see the section captioned “Revolving Credit Facility” below. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Quarterly Report on Form 10-Q.

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

Revolving Credit Facility

On March 30, 2016, we entered into a credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks, led by Citibank, N.A. The Revolving Credit Agreement provides for a senior secured asset-based revolving credit facility (the “Credit Facility”), which we may draw upon as needed. Under the Credit Facility, we had an outstanding debt balance of $25.8 million that bore interest at a weighted average rate of 2.44% as of March 31, 2017. We were in compliance with all covenants as of March 31, 2017.

On May 9, 2017, we, a syndicate of banks, led by Citibank, N.A., and Citibank, N.A., as agent, entered into an amended and restated loan and security agreement (the “Amended Revolving Credit Agreement”). The Amended Revolving Credit Agreement, among other things, provides for an increase of $75.0 million in the aggregate principal amount of commitments available under the Company’s senior secured asset-based revolving credit facility and provides the Company greater flexibility with respect to working capital, acquisitions and general corporate purposes (the “Amended Credit Facility”). Available funding commitments to the Company under the Amended Credit Facility, subject to certain conditions, total up to $200.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, the Company has the right to increase the Amended Credit Facility by an amount not to exceed $100.0 million. The Amended Revolving Credit Agreement is collateralized by substantially all of the Company’s assets, including a pledge of certain of our accounts receivable, deposit accounts, intellectual property, investment property, and equipment, and availability under the Amended Revolving Credit Agreement is based on a percentage of the value of accounts receivable, as reduced by certain reserves.

For additional information regarding the Amended Revolving Credit Agreement, refer to Note 11—Subsequent Event.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows provided by (used in) operating activities	$(22,740)	$16,885
Cash flows used in investing activities	(4,249)	(929)
Cash flows provided by financing activities	162	10,856

Increase (decrease) in cash	$(26,827)	$26,812

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients and related payments to our suppliers of advertising inventory and data. The timing of cash receipts from clients and payments to suppliers can significantly impact our cash flows from operating activities. We typically pay suppliers in advance of collections from our clients. Our collection and payment cycles can vary from period to period. In addition, we expect seasonality to impact cash flows from operating activities on a sequential quarterly basis.

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

	As of March 31,
	2017	2016
	(days)
DSO	82	76
DPO	60	51

For the three months ended March 31, 2017, cash used in operating activities of $22.7 million primarily resulted from a decrease in accounts payable of $87.9 million, partially offset by a decrease in accounts receivable of $59.2 million. The decrease in accounts payable was primarily driven by seasonality, whereby the amounts due to our media and data suppliers are lower due to decreased spend by our customers during the first quarter of the calendar year as compared to the fourth quarter of the preceding year. The decrease in accounts receivable was also driven by seasonality, whereby our gross billings are lower during the first quarter of the calendar year as compared to the fourth quarter of the preceding year.

For the three months ended March 31, 2016, cash provided by operating activities of $16.9 million primarily resulted from a decrease in accounts receivable of $23.0 million, partially offset by a decrease in accounts payable of $6.5 million. The decreases in accounts receivable and accounts payable were primarily due to the aforementioned seasonality factors described above.

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

For the three months ended March 31, 2017, we used $4.2 million of cash in investing activities, consisting of $3.6 million to purchase property and equipment and $0.6 million of investments in capitalized software.

For the three months ended March 31, 2016, we used $0.9 million of cash in investing activities, consisting of $0.4 million to purchase property and equipment and $0.5 million of investments in capitalized software.

Financing Activities

For the three months ended March 31, 2017, cash provided by financing activities of $0.2 million was primarily due to proceeds from stock option exercises of $0.3 million.

For the three months ended March 31, 2016, cash provided by financing activities of $10.9 million was primarily due to proceeds from the issuance of Series C convertible preferred stock of $60.0 million and proceeds from our line of credit of $55.8 million, partially offset by the repurchase of preferred and common stock of $54.0 million and repayments of prior borrowings of $50.0 million.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2017 other than operating leases and the indemnification agreements described below.

Contractual Obligations

The following table summarizes our other contractual commitments, primarily with hosting services providers, as of March 31, 2017:

	Payments Due by Period
	Total	Less than 1 Year (Remaining 2017)	1-3 Years (2018 and 2019)	3-5 Years (2020 and 2021)	More than 5 Years (Thereafter)
	(in thousands)
Other contractual commitments	$33,486	$17,106	$16,380	$—	$—

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

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 of our condensed consolidated financial statements.

Non-GAAP Financial Data

In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our business. The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income (loss)	$4,909	$(1,040)
Add back (deduct):
Depreciation and amortization expense	1,493	819
Stock-based compensation expense	2,322	159
Interest expense	364	835
Secondary offering costs	940	—
Change in fair value of preferred stock warrant liabilities	—	4,383
Benefit from income taxes	(3,765)	(828)

Adjusted EBITDA	$6,263	$4,328

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•	although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect: (a) changes in, or cash requirements for, our working capital needs; (b) the potentially dilutive impact of stock-based compensation; (c) secondary offering costs not considered part of our core business; or (d) tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our GAAP financial results.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign currency exchange and inflation risks.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our revolving credit facility as of March 31, 2017, a hypothetical one percentage point increase or decrease in the interest rate under our revolving credit facility would result in a corresponding increase or decrease in interest expense of approximately $0.3 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound, the Euro, Singapore Dollar, Indonesian Rupiah, Japanese Yen and Australian Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2017, would result in a foreign currency loss of approximately $3.1 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Because of material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

Starting in 2015, we commenced measures to remediate the identified material weaknesses. Those remediation measures are ongoing and include the following:

•	hiring of additional finance and accounting personnel with prior experience working for finance departments of public companies and technical accounting experience, supplemented by third-party resources;

•	commenced documenting and formally assessing our accounting and financial reporting policies and procedures and implementing segregation of duties;

•	formally assessing significant accounting transactions and other technical accounting and financial reporting matters, preparing accounting memoranda addressing these matters and maintaining these memoranda in our corporate records;

•	improving the compilation processes, documenting and monitoring of our critical accounting estimates;

•	implementing processes for creating an effective and timely close process—for example, creating a detailed financial close checklist for accountability, creating standard balance sheet reconciliation templates for significant accounts and implementing standard compilation, documentation and review procedures for manual journal entries and balance sheet reconciliations;

•	documenting and improving IT governance processes, including automating components of our change management and logical access processes and drafting of IT policies and procedures; and

•	enhancing our system’s role based access and logging capabilities and implementing automated controls to help improve the reliability of our processes and reporting.

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

This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average days sales outstanding, or DSO, of 82 days, and average days payable outstanding, or DPO, of 60 days at March 31, 2017. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing 12-month period divided by, for DSO, average daily gross billings for the period, and for DPO, by the average daily cost of media, data and operating expenses over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the 12-month period. Historically, our DSOs have fluctuated over time. If our DSOs increase significantly, and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence our results of operations and financial condition would be adversely impacted.

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

See “Item 4. Controls and Procedures” in this Quarterly Report on Form 10-Q for a list of the material weaknesses identified during 2015 in our internal control over financial reporting and a list of the steps taken in 2015, 2016 and 2017 to address the internal control deficiencies that contributed to these material weaknesses.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that these deficiencies or others could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

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

We currently have sales personnel in countries within Europe, Asia, and Australia, and we anticipate expanding our international operations in the future, including in China and potentially other countries that score unfavorably on the Corruption Perceptions Index, or CPI, of the Transparency International. Our sales organization outside the United States is substantially smaller than our sales organization in the United States. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, we may be unable to effectively grow in international markets.

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

Our credit facility contains restrictions that limit our flexibility in operating our business. In March 2016, we entered into a loan and security agreement with a syndicate led by Citibank, N.A., which we refer to as our credit facility. In May 2017, terms of our credit facility were amended and restated, and subject to certain customary conditions, we now have access to borrow up to $200.0 million aggregate principal amount of revolver borrowings. The amount of borrowing availability under our credit facility is based on our accounts receivable balance, reduced by certain reserves. As of March 31, 2017, the outstanding principal balance under our credit facility was $25.8 million. Our credit facility also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

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

In addition, our credit facility contains a fixed charge coverage ratio which, if our excess availability under the Amended Credit Agreement is less than the greater of (a) $15.0 million and (b) 12.5% of the lesser of (1) the borrowing base then in effect and (2) the commitments under the Amended Credit Facility then in effect, requires us to maintain a certain ratio of our earnings to principal and interest payable under the credit facility in a given period. Our obligations under the credit facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, investment property and equipment. The covenants in our credit facility may limit our ability to take actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. In addition, if we fail to meet the required covenants, we will not have access to further draw-downs under the credit facility.

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

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may and have challenged our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Specifically, the New York Department of Taxation and Finance has asserted that the services we provide constitute sales of tangible personal property for which sales tax should be imposed. We strongly disagree with this assertion. We will vigorously defend our position, however, any adverse outcomes of such challenges to our tax positions (or other challenges to our tax positions) could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.

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

Substantial future sales of shares of our common stock could cause the market price of our Class A common stock to decline.

The market price of our Class A common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders or the perception in the market that holders of a large number of shares intend to sell their shares.

Additionally, the shares of common stock subject to outstanding options, restricted stock awards and restricted stock units under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

Insiders have substantial control over our company, including as a result of the dual class structure of our common stock, which could limit your ability to influence the outcome of key decisions, including a change of control.

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our IPO, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 90% of the voting power of our outstanding capital stock as of March 31, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

Item 5. Other Information

Employment Agreements

On May 11, 2017, we entered into new executive employment agreements with each of our named executive officers, or NEOs, that provide for “at will” employment, meaning that either we or the NEO may terminate the employment relationship at any time without cause. Our NEOs are: Jeff T. Green, Chief Executive Officer; Robert D. Perdue, Chief Operating Officer; Brian J. Stempeck, Chief Client Officer; and Paul E. Ross, Chief Financial Officer.

Employment Agreement with Jeff T. Green. Mr. Green’s initial base salary under the new employment agreement will be $625,000, which is subject to annual review and adjustment, and he will be eligible to earn an annual cash incentive bonus with a target amount equal to 75% of his base salary, which will be payable in quarterly installments within 60 days after the end of each calendar quarter. Mr. Green is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Mr. Green’s new employment agreement provides that, in the event that his employment is terminated by us without “cause” (as defined in his new employment agreement) or Mr. Green resigns for “good reason” (as defined in his new employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to 1.5 times the sum of (x) his current base salary and (y) his target annual cash incentive bonus for the year of termination; (ii) a pro-rated annual cash incentive bonus based on actual Company performance through the date of termination; (iii) acceleration of all time-based equity awards held by Mr. Green in which Mr. Green would have vested if he had remained employed for an additional 18 months; and (iv) if Mr. Green is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of 18 months following termination or the end of Mr. Green’s COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to Mr. Green had he remained employed with us.

In lieu of the payments and benefits described in the preceding paragraph, in the event that Mr. Green’s employment is terminated by us without cause or Mr. Green resigns for good reason, in either case within three months prior to or 24 months following a “change in control” (as defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum cash payment equal to 3.0 times the sum of (x) Mr. Green’s then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) and (y) his target annual incentive compensation; (ii) a pro-rated annual cash incentive bonus based on target Company performance through the date of termination; (iii) full acceleration of all time-based equity awards held by Mr. Green; and (iv) if Mr. Green is participating in our group health plan immediately prior to his termination, a lump sum cash payment equal to an amount that we would have made to provide health insurance to him had he remained employed with us for an additional 36 months.

In addition, Mr. Green remains bound by certain restrictive covenants, including non-competition and non-solicitation provisions, which have been incorporated by reference into the new employment agreement from his prior employment agreement. These restrictive covenants apply during the term of Mr. Green’s employment and forone year thereafter.

Employment Agreements with each of Robert B. Perdue, Brian J. Stempeck and Paul E. Ross. The initial base salary under each of the new employment agreements for Messrs. Perdue, Stempeck and Ross will be $410,000, which is subject to annual review and adjustment, and each NEO will be eligible to earn an annual cash incentive bonus with a target amount equal to 110% of his base salary, which will be payable in quarterly installments within 60 days after the end of each calendar quarter. Each NEO is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

The new employment agreements for each of Messrs. Perdue, Stempeck and Ross provides that, in the event that his employment is terminated by us without “cause” (as defined in the respective employment agreement) or such NEO resigns for “good reason” (as defined the respective new employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, the NEO will be entitled to receive (i) an amount equal to the sum of (x) his current base salary and (y) his target annual cash incentive bonus for the year of termination; (ii) a pro-rated annual cash incentive bonus based on actual Company performance through the date of termination; (iii) acceleration of all time-based equity awards held by the NEO in which such NEO would have vested if he had remained employed for an additional 12 months; and (iv) if the NEO is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of 12 months following termination or the end of the respective COBRA health continuation period in an amount equal to the amount that we would have made to provide health insurance to such NEO had he remained employed with us.

In lieu of the payments and benefits described in the preceding paragraph, in the event that the employment of Messrs. Perdue, Stempeck and Ross is terminated by us without cause or any such NEO resigns for good reason, in either case within three months prior to or 24 months following a “change in control” (as defined in the respective employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, each NEO will be entitled to receive (i) a lump sum cash payment equal to 2.0 times the sum of (x) his then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) and (y) his target annual incentive compensation; (ii) a pro-rated annual cash incentive bonus based on target Company performance through the date of termination; (iii) full acceleration of all time-based equity awards held by the NEO; and (iv) if the NEO is participating in our group health plan immediately prior to his termination, a lump sum cash payment equal to an amount that we would have made to provide health insurance to him had he remained employed with us for an additional 36 months.

In addition, each of Messrs. Perdue, Stempeck and Ross remains bound by certain restrictive covenants, including non-competition and non-solicitation provisions, which have been incorporated by reference into the new employment agreement from each such NEO’s prior employment agreement. These restrictive covenants apply during the term of the NEO’s employment and for one year thereafter.

Item 6. Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRADE DESK, INC.
(Registrant)

Dated: May 11, 2017	/s/ Paul E. Ross
Paul E. Ross
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/16	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/16	4.4

10.1	Amended and Restated Loan and Security Agreement, dated as of May 9, 2017, among The Trade Desk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.				X

10.2+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Jeff T. Green.				X

10.3+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and David R. Pickles.				X

10.4+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Paul E. Ross.				X

10.5+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Robert D. Perdue.				X

10.6+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Brian J. Stempeck.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Linkbase Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan or arrangement.
(1)	The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is not to be incorporated by reference into any filing of The Trade Desk, Inc. under the Securities Act of 1933, as amended, of the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.