Form 10-Q
period 2017-06-30
Trade Desk, Inc.
filed 2017-08-11
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(805) 585-3434

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2017, the registrant had 28,813,294 shares of Class A common stock and 11,967,948 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of June 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash	$115,859	$133,400
Accounts receivable, net	382,209	377,240
Prepaid expenses and other current assets	17,250	5,763

TOTAL CURRENT ASSETS	515,318	516,403
Property and equipment, net	17,144	14,779
Deferred taxes, net	1,778	1,778
Other assets, non-current	7,018	4,636

TOTAL ASSETS	$541,258	$537,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities:
Accounts payable	$290,399	$321,163
Accrued expenses and other current liabilities	21,110	22,973

TOTAL CURRENT LIABILITIES	311,509	344,136
Debt, net	27,000	25,847
Other liabilities, non-current	4,520	3,233

TOTAL LIABILITIES	343,029	373,216

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.000001; 1,000,000 Class A shares authorized as of June 30, 2017 and December 31, 2016; 28,363 and 10,071 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively; 95,000 Class B shares authorized as of June 30, 2017 and December 31, 2016; 12,226 and 29,060 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	189,289	179,198
Retained earnings (accumulated deficit)	8,940	(14,818)

TOTAL STOCKHOLDERS’ EQUITY	198,229	164,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$541,258	$537,596

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$72,804	$47,182	$126,156	$77,560
Operating expenses:
Platform operations	15,151	8,682	27,700	16,195
Sales and marketing	14,166	11,251	26,642	19,682
Technology and development	12,135	5,763	22,596	10,402
General and administrative	11,658	6,452	27,588	12,851

Total operating expenses	53,110	32,148	104,526	59,130

Income from operations	19,694	15,034	21,630	18,430
Interest expense	413	482	777	1,317
Change in fair value of preferred stock warrant liabilities	—	422	—	4,805
Foreign currency exchange loss, net	890	356	1,318	402

Total other expense, net	1,303	1,260	2,095	6,524

Income before income taxes	18,391	13,774	19,535	11,906
Provision for (benefit from) income taxes	(458)	6,176	(4,223)	5,348

Net income	$18,849	$7,598	$23,758	$6,558

Net income (loss) attributable to common stockholders	$18,849	$2,392	$23,758	$(40,651)

Earnings (loss) per share:
Basic	$0.47	$0.22	$0.60	$(3.74)

Diluted	$0.43	$0.15	$0.54	$(3.74)

Weighted average shares outstanding:
Basic	40,046	10,893	39,609	10,871

Diluted	43,944	15,535	43,752	10,871

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$23,758	$6,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,189	1,653
Stock-based compensation	6,513	392
Change in fair value of preferred stock warrant liabilities	—	4,805
Bad debt expense	3,460	296
Other	(968)	315
Changes in operating assets and liabilities:
Accounts receivable	(6,853)	(45,054)
Prepaid expenses and other assets	(11,643)	(2,112)
Accounts payable	(28,527)	55,383
Accrued expenses and other liabilities	(900)	410

Net cash provided by (used in) operating activities	(11,971)	22,646

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,707)	(2,036)
Capitalized software development costs	(1,811)	(1,092)

Net cash used in investing activities	(8,518)	(3,128)

FINANCING ACTIVITIES:
Proceeds from line of credit	—	60,847
Repayment on line of credit	—	(20,000)
Repayment of term debt	—	(30,000)
Payment of debt financing costs	(120)	(976)
Payment of financing obligations	(321)	(135)
Proceeds from issuance of Series C convertible preferred stock	—	60,000
Repurchase of preferred stock and common stock	—	(54,000)
Proceeds from exercise of stock options	1,124	185
Proceeds from employee stock purchase plan	2,294	—
Taxes paid related to net settlement of restricted stock awards	(29)	—
Payment of stock repurchase costs	—	(155)
Payment of Series C convertible preferred stock offering costs	—	(129)
Payment of offering costs—initial public offering	—	(1,592)

Net cash provided by financing activities	2,948	14,045

Increase (decrease) in cash	(17,541)	33,563
Cash—Beginning of period	133,400	4,047

Cash—End of period	$115,859	$37,610

SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$928	$179
Tenant improvements paid by lessor	$640	$—
Stock-based compensation included in capitalized development costs	$189	$4
Debt financing costs included in debt, net	$1,153	$—
Debt financing costs included in accounts payable	$35	$—
Deferred initial public offering costs included in accounts payable	$—	$471
Net exercise of warrants to purchase Series Seed convertible preferred stock	$—	$3,789

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Operations

The Trade Desk, Inc. (the “Company”) was formed in November 2009 as a Delaware corporation. The Company is headquartered in Ventura, California and has offices in various cities in North America, Europe, Asia and Australia. The Company is a technology company that empowers advertising agencies and other buyers by providing a self-service platform that enables clients to purchase and manage data-driven digital advertising campaigns across various advertising formats.

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

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts was $5.8 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively, and the increase related primarily to specific client reserves.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB approved the deferral of the new standard by one year. In 2016, the FASB issued additional amendments to the new revenue guidance. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated statements of operations, however the Company will be required to include additional disclosures in the notes to the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes such interim period. The adoption of ASU 2016-15 should be applied using a retrospective transition method to each period presented, unless impracticable to do so. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting in Topic 718. The adoption of ASU 2017-09, is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 3—Earnings Per Share

As of June 30, 2017, the Company had two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings (loss) per share—basic:
Numerator:
Net income	$18,849	$7,598	$23,758	$6,558
Less: Income attributable to convertible preferred stock	—	(5,206)	—	—
Less: Premium on repurchase of convertible preferred stock	—	—	—	(47,209)

Net income (loss) attributable to common stockholders—basic	$18,849	$2,392	$23,758	$(40,651)

Denominator:
Weighted-average shares outstanding	40,046	10,893	39,609	10,871

Earnings (loss) per share—basic	$0.47	$0.22	$0.60	$(3.74)

Earnings (loss) per share—diluted:
Numerator:
Net income (loss) attributable to common stockholders—diluted	$18,849	$2,392	$23,758	$(40,651)

Denominator:
Weighted-average shares outstanding	40,046	10,893	39,609	10,871
Options to purchase common stock	3,534	4,642	3,854	—
Employee stock purchase plan shares	255	—	213	—
Restricted stock	109	—	76	—

Weighted-average shares outstanding—diluted	43,944	15,535	43,752	10,871

Earnings (loss) per share—diluted	$0.43	$0.15	$0.54	$(3.74)

The following table presents the anti-dilutive shares excluded from the calculations of diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive equity awards under stock-based award plans	1,208	218	1,208	5,058
Common shares issuable upon conversion of convertible preferred stock	—	22,079	—	22,079
Common shares issuable upon conversion of preferred stock warrants	—	461	—	461

Total shares excluded from earnings (loss) per share—diluted	1,208	22,758	1,208	27,598

Note 4—Fair Value Measurements

The Company had no material financial instruments that were measured at fair value as of June 30, 2017 and December 31, 2016.

The Company had convertible preferred stock warrants prior to its initial public offering (“IPO”) in September 2016. The Company’s preferred stock warrants were recorded at fair value, which increased during the three and six months ended June 30, 2016 due to an increase in the valuation of the Company’s preferred stock. The changes in the fair value of preferred stock warrants were as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Beginning balance	$7,521	$6,927
Change in value of preferred stock warrants recorded in other expense, net	422	4,805
Reclassification to convertible preferred stock upon net exercise of Series Seed warrant	—	(3,789)

Ending balance	$7,943	$7,943

The Company determined the fair value of the preferred stock warrants utilizing the Black-Scholes model with the following assumptions:

	As of June 30, 2016
	Series Seed	Series A3
Contractual term (years)	5.2	6.7
Expected volatility	58.7%	58.7%
Risk-free interest rate	1.0%	1.3%
Estimated dividend yield	—%	—%

Note 5—Accounts Payable

Accounts payable included the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Accounts payable—media and data	$280,634	$307,018
Accounts payable—other	9,765	14,145

Total	$290,399	$321,163

Note 6—Debt

Revolving Credit Facility

On May 9, 2017, the Company, a syndicate of banks, led by Citibank, N.A., and Citibank, N.A., as agent, entered into an amended and restated loan and security agreement (the “Amended Revolving Credit Agreement”). Among other things, the Amended Revolving Credit Agreement provides for an increase of $75.0 million in the aggregate principal amount of commitments available under the Company’s senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) and provides the Company with greater flexibility with respect to working capital, acquisitions and general corporate purposes. Available funding commitments to the Company under the Revolving Credit Facility, subject to certain conditions, total up to $200.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances and subject to certain conditions, the Company has the right to increase the Revolving Credit Facility by an additional amount not to exceed $100.0 million. The Amended Revolving Credit Agreement is collateralized by substantially all of the Company’s assets, including a pledge of certain of the Company’s accounts receivable, deposit accounts, intellectual property, investment property, and equipment. Availability under the Amended Revolving Credit Agreement is based on a percentage of the value of accounts receivable, as reduced by certain reserves.

Loans under the Revolving Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or a LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a fluctuating interest rate equal to the greatest of (1) the federal funds rate plus 0.50%, (2) Citibank, N.A.’s prime rate, and (3) one month LIBOR rate plus 2.00%. The applicable margin is defined as a rate between 1.00% to 1.50% for Base Rate Borrowings and between 2.00% and 2.50% for LIBOR Borrowings, depending on the amount of average excess availability on the Revolving Credit Facility. The fee for undrawn amounts ranges from 0.325% to 0.375%. Interest is payable either (a) monthly for Base Rate Borrowings or (b) for LIBOR Rate Borrowings, on the earlier of (1) the last day of the interest period which can be one, two, three or six months as selected by the Company or (2) the last day of each three month interval. The Company will also be required to pay customary letter of credit fees, as necessary.

The Amended Revolving Credit Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of its business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Revolving Credit Agreement also requires that if the Company’s excess availability is less than the greater of (a) $15.0 million and (b) 12.5% of the lesser of (1) the borrowing base then in effect and (2) the commitments under the Revolving Credit Facility then in effect, the Company will maintain a consolidated fixed charge coverage ratio of at least 1.15 to 1.00.

The Revolving Credit Facility matures and all outstanding amounts become due and payable on May 9, 2022. Under the Revolving Credit Facility, the Company had an outstanding debt, net balance of $27.0 million that bore interest at weighted average rate of 3.2% as of June 30, 2017. Costs financed in conjunction with the Amended Revolving Credit Agreement of $1.2 million were included in the debt, net balance. The Company was in compliance with all covenants as of June 30, 2017.

Note 7—Capitalization

Secondary Offerings

In March 2017, the Company completed a secondary offering (the “March 2017 Offering”) in which a total of 7,281,789 shares of Class A common stock were sold by certain selling stockholders to the public at a price of $35.50 per share, including 949,798 shares of Class A common stock sold to the underwriters pursuant to an option to purchase additional shares granted to them.

In June 2017, the Company completed another secondary offering (the “June 2017 Offering”) in which a total of 4,846,600 shares of Class A common stock were sold by certain selling stockholders to the public at a price of $52.00 per share, including 530,148 shares of Class A common stock sold to the underwriters pursuant to an option to purchase additional shares granted to them.

The Company did not receive any proceeds from either the March 2017 Offering or the June 2017 Offering. The Company incurred $0.9 million and $0.6 million in offering costs related to the March 2017 Offering and the June 2017 Offering, respectively, and these costs were included within general and administrative expenses in the condensed consolidated statements of operations during the first and second quarters of 2017, respectively.

Note 8—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Platform operations	$496	$24	$725	$39
Sales and marketing	1,238	67	1,777	117
Technology and development	1,326	74	1,991	114
General and administrative	1,131	68	2,020	122

Total	$4,191	$233	$6,513	$392

Stock Options

Stock option activity for the six months ended June 30, 2017 was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2016 (1)	5,429	$4.94
Granted	784	37.70
Exercised	(1,333)	0.84
Cancelled	(160)	17.11

Outstanding as of June 30, 2017 (2)	4,720	$11.13

Exercisable as of June 30, 2017	2,309	$2.04

(1)	Includes options to purchase 389 and 5,040 shares of Class A and Class B common stock, respectively.
(2)	Includes options to purchase 1,128 and 3,592 shares of Class A and Class B common stock, respectively.

On January 1, 2017, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.6 million shares in accordance with plan provisions.

Restricted Stock and Restricted Stock Units

Restricted stock activity for the six months ended June 30, 2017 was as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2016	193	$29.65
Granted	105	31.92
Vested	(1)	22.90
Forfeited	(24)	30.15

Unvested as of June 30, 2017	273	$30.52

Employee Stock Purchase Plan

On January 1, 2017, the number of shares available for issuance under the Company’s Employee Stock Purchase Plan was increased by 0.4 million shares in accordance with plan provisions. In May 2017, employees purchased 0.1 million shares for $2.3 million under this plan.

Note 9—Income Taxes

In determining the interim provision for (benefit from) income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss) and adds the tax effects of any discrete items in the reporting period in which they occur.

For the six months ended June 30, 2017, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory income rate of 35% primarily due to the discrete impact of tax benefits associated with stock-based awards, nondeductible stock-based compensation and state and foreign taxes. For the six months ended June 30, 2016, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory income rate of 35% primarily due to state taxes, foreign taxes and changes in the fair value of preferred stock warrant liabilities.

For the three and six months ended June 30, 2017, the benefit from income taxes included $8.6 million and $13.9 million, respectively, of discrete benefits associated with disqualifying dispositions of incentive stock options.

There were no material changes to the Company’s unrecognized tax benefits in the six months ended June 30, 2017, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

Note 10—Commitments and Contingencies

As of June 30, 2017, the Company’s purchase obligations, primarily with hosting services providers, were as follows (in thousands):

Year	Amount
2017 (for remaining six months)	$15,333
2018	8,215
2019	8,000

$31,548

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2017.

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

Our clients are the advertising agencies and other service providers for advertisers. By aligning our business with buyers, we avoid inherent conflicts of interest that exist when serving both the buy- and sell-side, which we believe helps us build trust with our clients. We provide our platform through a self-service, browser based user interface and also enable clients to customize and build their own features and reports on our platform through our application programming interfaces. After adding a client through our sales team or an in-bound request, we teach the client how to use our platform to design and execute advertising campaigns independently.

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

Executive Summary

Highlights

For the three months ended June 30, 2017 and 2016:

•	our revenue was $72.8 million and $47.2 million, respectively, representing an increase of 54%;

•	our net income was $18.8 million and $7.6 million, respectively; and

•	our Adjusted EBITDA was $25.3 million and $15.7 million, respectively.

For the six months ended June 30, 2017 and 2016:

•	our revenue was $126.2 million and $77.6 million, respectively, representing an increase of 63%;

•	our net income was $23.8 million and $6.6 million, respectively; and

•	our Adjusted EBITDA was $31.5 million and $20.1 million, respectively.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$72,804	$47,182	$126,156	$77,560
Operating expenses:
Platform operations	15,151	8,682	27,700	16,195
Sales and marketing	14,166	11,251	26,642	19,682
Technology and development	12,135	5,763	22,596	10,402
General and administrative	11,658	6,452	27,588	12,851

Total operating expenses	53,110	32,148	104,526	59,130

Income from operations	19,694	15,034	21,630	18,430
Total other expense, net	1,303	1,260	2,095	6,524

Income before income taxes	18,391	13,774	19,535	11,906
Provision for (benefit from) income taxes	(458)	6,176	(4,223)	5,348

Net income	$18,849	$7,598	$23,758	$6,558

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	21	18	22	21
Sales and marketing	19	24	21	25
Technology and development	17	12	18	13
General and administrative	16	14	22	17

Total operating expenses	73	68	83	76

Income from operations	27	32	17	24
Total other expense, net	2	3	2	8

Income before income taxes	25	29	15	15
Provision for (benefit from) income taxes	(1)	13	(3)	7

Net income	26%	16%	19%	8%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended June 30,	$72,804	$47,182	$25,622	54%
Six months ended June 30,	$126,156	$77,560	$48,596	63%

The increase in revenue for the three and six months ended June 30, 2017, compared to the same prior year periods, was primarily due to an increase in gross spend on our platform by existing clients, which was driven by an increase in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended June 30,	$15,151	$8,682	$6,469	75%
Percent of revenue	21%	18%
Six months ended June 30,	$27,700	$16,195	$11,505	71%
Percent of revenue	22%	21%

The increase in platform operations expense for the three months ended June 30, 2017, compared to the same prior year period, was primarily due to an increase of $4.3 million in hosting costs to support the increased use of our platform by our clients, and an increase of $1.6 million in personnel costs, including $0.5 million of stock-based compensation, driven by an increase in headcount for our client support team.

The increase in platform operations expense for the six months ended June 30, 2017, compared to the same prior year period, was primarily due to increase of $7.9 million in hosting costs, and an increase of $2.6 million in personnel costs, including $0.7 million of stock-based compensation. These increases were primarily attributable to the factors described above.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended June 30,	$14,166	$11,251	$2,915	26%
Percent of revenue	19%	24%
Six months ended June 30,	$26,642	$19,682	$6,960	35%
Percent of revenue	21%	25%

The increase in sales and marketing expense for the three months ended June 30, 2017, compared to the same prior year period, was primarily due to increases of $4.0 million in personnel costs, including $1.2 million of stock-based compensation, and $0.8 million in allocated facilities costs, partially offset by a decrease of $1.9 million in marketing costs for industry events, tradeshows and related public relations activities. The increase in personnel costs resulted from an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth. The decrease in the aforementioned marketing costs was primarily due to a shift in the timing and mix of such activities to align with the seasonally higher advertisers’ budgets during the second half of 2017.

The increase in sales and marketing expense for the six months ended June 30, 2017, compared to the same prior year period, was primarily due to increases of $7.4 million in personnel costs, including $1.7 million of stock-based compensation, and $1.7 million in allocated facilities costs, partially offset by a decrease of $2.2 million in marketing costs for industry events, tradeshows and related public relations activities, due to the factors described above.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended June 30,	$12,135	$5,763	$6,372	111%
Percent of revenue	17%	12%
Six months ended June 30,	$22,596	$10,402	$12,194	117%
Percent of revenue	18%	13%

The increase in technology and development expense for the three months ended June 30, 2017, compared to the same prior year period, was primarily due to increases of $4.9 million in personnel costs, including $1.3 million of stock-based compensation, and $1.0 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

The increase in technology and development expense for the six months ended June 30, 2017, compared to the same prior year period, was primarily due to increases of $9.1 million in personnel costs, including $1.9 million of stock-based compensation, and $2.1 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended June 30,	$11,658	$6,452	$5,206	81%
Percent of revenue	16%	14%
Six months ended June 30,	$27,588	$12,851	$14,737	115%
Percent of revenue	22%	17%

The increase in general and administrative expense for the three months ended June 30, 2017, compared to the same prior year period, was primarily due to an increase of $3.8 million in personnel costs, including $1.1 million of stock-based compensation, related to increased finance and legal headcount to support our growth. In addition, during the three months ended June 30, 2017, we incurred $0.6 million in legal, accounting, printing and other costs related to the secondary offering completed in June 2017.

The increase in general and administrative expense for the six months ended June 30, 2017, compared to the same prior year period, was primarily due to increases of $8.5 million in personnel costs, including $1.9 million of stock-based compensation, and $3.2 million in bad debt expense. The increase in personnel costs was primarily attributable to the factors described above. The increase in bad debt expense was primarily attributable to specific client reserves. In addition, during the six months ended June 30, 2017, we incurred $1.5 million in legal, accounting, printing and other costs related to the secondary offerings completed in March and June 2017.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our operations as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with developing the requisite infrastructure required for internal controls.

Other Expense, Net

	2017	2016	$ Change
	(in thousands)
Three months ended June 30,	$1,303	$1,260	$43
Six months ended June 30,	$2,095	$6,524	$(4,429)

The increase in other expense, net for the three months ended June 30, 2017, compared to the same prior year period, was primarily due to an increase of $0.5 million in foreign currency exchange losses, partially offset by a decrease of $0.4 million in expense related to the fair value of our convertible preferred stock warrant liabilities, which were exercised as part of our IPO in September 2016. The decrease in other expense, net for the six months ended June 30, 2017, compared to the same prior year period, was primarily due to decreases of $4.8 million in expense related to the fair value of our convertible preferred stock warrant liabilities and $0.5 million in interest expense attributable to a reduction in our debt borrowings, partially offset by an increase in foreign currency exchange losses of $0.9 million.

Provision for (Benefit from) Income Taxes

	2017	2016
	($ in thousands)
Three months ended June 30,	$(458)	$6,176
Effective tax rate	(2.5)%	44.8%
Six months ended June 30,	$(4,223)	$5,348
Effective tax rate	(21.6)%	44.9%

The decrease in the provision for income taxes for the three and six months ended June 30, 2017, compared to the same prior year periods, was primarily due to discrete benefits of $8.6 million and $13.9 million, respectively, associated with disqualifying dispositions of incentive stock options, partially offset by the impact of higher pre-tax income in U.S. jurisdictions.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $115.9 million, including cash of $6.2 million held by our international subsidiaries, and working capital of $203.8 million.

We believe our existing cash, cash flows from operations, and our undrawn balance under our amended credit facility (see the section captioned “Revolving Credit Facility” below) will be sufficient to meet our working capital requirements for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Quarterly Report on Form 10-Q.

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

Revolving Credit Facility

On May 9, 2017, we, a syndicate of banks, led by Citibank, N.A., and Citibank, N.A., as agent, entered into an amended and restated loan and security agreement (the “Amended Revolving Credit Agreement”). The Amended Revolving Credit Agreement, among other things, provides for an increase of $75.0 million in the aggregate principal amount of commitments available under the Company’s senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) and provides the Company greater flexibility with respect to working capital, acquisitions and general corporate purposes. Available funding commitments to the Company under the Revolving Credit Facility, subject to certain conditions, total up to $200.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, the Company has the right to increase the Revolving Credit Facility by an amount not to exceed $100.0 million. The Amended Revolving Credit Agreement is collateralized by substantially all of the Company’s assets, including a pledge of certain of our accounts receivable, deposit accounts, intellectual property, investment property, and equipment, and availability under the Amended Revolving Credit Agreement is based on a percentage of the value of accounts receivable, as reduced by certain reserves.

For additional information regarding the Amended Revolving Credit Agreement, refer to Note 6—Debt.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows provided by (used in) operating activities	$(11,971)	$22,646
Cash flows used in investing activities	(8,518)	(3,128)
Cash flows provided by financing activities	2,948	14,045

Increase (decrease) in cash	$(17,541)	$33,563

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

We compute our average days sales outstanding, or DSO, and average days payable outstanding, or DPO, as of a given date based on our average trade receivables or trade payables, respectively, for the trailing 12-month period divided by, for DSO, average daily gross billings for the period, and for DPO, by the average daily cost of media, data, and operating expenses, in each case, over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the 12-month period. Historically, our DSOs have fluctuated over time. If our DSOs increase significantly and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence, our results of operations and financial condition would be adversely impacted. The following table summarizes the DSO and DPO for the periods presented:

	As of June 30,
	2017	2016
	(days)
DSO	95	88
DPO	73	64

For the six months ended June 30, 2017, cash used in operating activities of $12.0 million resulted from a net decrease in our working capital of $47.9 million, partially offset by our net income of $23.8 million and adjustments to add back non-cash expense of $12.2 million. The net decrease in working capital was primarily related to an increase in accounts receivable of $6.9 million, an increase in prepaid expenses and other assets of $11.6 million, a decrease in accounts payable of $28.5 million and a decrease in accrued expenses and other liabilities of $0.9 million. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients. The increase in prepaid expenses and other assets was primarily due to estimated tax payments and the aforementioned tax benefits. The decrease in accounts payable was due to the timing of payments to suppliers.

For the six months ended June 30, 2016, cash provided by operating activities of $22.6 million primarily resulted from a net increase in our working capital of $8.6 million, adjustments for non-cash expenses of $7.5 million and our net income of $6.6 million. The net change in our working capital was primarily driven by an increase in accounts payable of $55.4 million, partially offset by an increase in accounts receivable of $45.1 million. The increases in accounts payable and accounts receivable were primarily due to the collection and payment cycles described above.

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

For the six months ended June 30, 2017, we used $8.5 million of cash in investing activities, consisting of $6.7 million to purchase property and equipment and $1.8 million of investments in capitalized software to support our growth and further develop our platform.

For the six months ended June 30, 2016, we used $3.1 million of cash in investing activities, consisting of $2.0 million to purchase property and equipment and $1.1 million of investments in capitalized software to support our growth and further develop our platform

Financing Activities

For the six months ended June 30, 2017, cash provided by financing activities of $2.9 million was primarily due to proceeds from the employee stock purchase plan of $2.3 million and proceeds from stock option exercises of $1.1 million.

For the six months ended June 30, 2016, cash provided by financing activities of $14.0 million was primarily due to proceeds from our line of credit of $60.8 million and proceeds from the issuance of Series C convertible preferred stock of $60.0 million, partially offset by the repurchase of preferred and common stock of $54.0 million and repayments of prior borrowings of $50.0 million.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2017 other than operating leases and the indemnification agreements described below.

Contractual Obligations

The following table summarizes our other contractual commitments, primarily with hosting services providers, as of June 30, 2017:

	Payments Due by Period
	Total	Less than 1 Year (Remaining 2017)	1-3 Years (2018 and 2019)	3-5 Years (2020 and 2021)	More than 5 Years (Thereafter)
	(in thousands)
Other contractual commitments	$31,548	$15,333	$16,215	$—	$—

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

Non-GAAP Financial Data

In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our business. The following table presents a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$18,849	$7,598	$23,758	$6,558
Add back (deduct):
Depreciation and amortization expense	1,696	834	3,189	1,653
Stock-based compensation expense	4,191	233	6,513	392
Interest expense	413	482	777	1,317
Secondary offering costs	583	—	1,523	—
Change in fair value of preferred stock warrant liabilities	—	422	—	4,805
Provision for (benefit from) income taxes	(458)	6,176	(4,223)	5,348

Adjusted EBITDA	$25,274	$15,745	$31,537	$20,073

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our revolving credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our revolving credit facility as of June 30, 2017, a hypothetical one percentage point increase or decrease in the interest rate under our revolving credit facility would result in a corresponding increase or decrease in interest expense of approximately $0.3 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound, the Euro, Singapore Dollar, Indonesian Rupiah, Japanese Yen and Australian Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2017, would result in a foreign currency loss of approximately $5.1 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Because of material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with ours, our ability to sell access to our platform to new or existing clients could be impaired. We have spent significant effort in cultivating our relationships with advertising agencies, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have master services agreements in place for our clients, such agreements allow our clients to change the amount of spend through our platform or terminate their use of our services with limited notice. Our clients typically have relationships with different providers and there is limited cost to moving budgets to our competitors. As a result, we may have limited visibility as to our future advertising revenue. We cannot assure you that our clients will continue to use our platform or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that our revenue could be significantly reduced.

The loss of advertising agencies as clients could significantly harm our business, operating results and financial condition.

Our client base consists primarily of advertising agencies. We do not have exclusive relationships with advertising agencies, and we depend on agencies to work with us as they embark on advertising campaigns for advertisers.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, and may have longer operating histories and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell access to our platform and could result in increased pricing pressure, increased sales and marketing expense or the loss of market share.

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

Our quarterly and annual operating results have fluctuated in the past, and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our operating results could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical operating results may not be necessarily indicative of our future operating results. Factors that may cause our operating results to fluctuate include the following:

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

Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. We may also be involved in disputes with agencies and their advertisers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for bad debt, which could have a material adverse effect on our results of operations. In the future, bad debt may exceed reserves for such contingencies, and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition and operating results. Even if we are not paid by our clients on time or at all, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

A substantial portion of our business is from advertising agencies that do not pay us until they receive payment from the advertiser, resulting in an increased length of time between our payment for media inventory and our receipt of payment for use of our platform, and our ability to collect for non-payment may be limited to the advertiser, thereby increasing our risk of non-payment.

Substantially all of the spend on our platform is from advertising agencies. Generally, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all. Additionally, while we attempt to negotiate long payment periods with our suppliers and shorter periods from our clients, we are not always successful. As a result, we often face a timing issue with our accounts payable on shorter cycles than our accounts receivables, requiring us to remit payments from our own funds, and accept the risk of bad debt.

This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average days sales outstanding, or DSO, of 95 days, and average days payable outstanding, or DPO, of 73 days at June 30, 2017. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing 12-month period divided by, for DSO, average daily gross billings for the period, and for DPO, by the average daily cost of media, data and operating expenses over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the 12-month period. Historically, our DSOs have fluctuated over time. If our DSOs increase significantly, and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence our results of operations and financial condition would be adversely impacted.

Due to this imbalance in our DSOs and DPOs, we rely on our credit facility to partially or completely fund our working capital requirements. We cannot assure you that as we continue to grow, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the credit facility in an amount sufficient to fund our working capital needs. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility, and we may therefore be at risk of default thereunder. We cannot assure you that we would be able to locate additional financing or increase amounts borrowed under our existing credit facility on commercially reasonable terms or at all.

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

Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods. Our historical revenue growth has masked the impact of seasonality, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could have a more material impact on our revenue, cash flow and operating results from period to period.

As our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

We have expended significant resources to grow our business in recent years by increasing the offerings of our platform, growing our number of employees and expanding internationally into several countries. We anticipate continued growth that could require substantial financial and other resources to, among other things:

•	develop our platform, including by investing in our engineering team, creating, acquiring or licensing new products or features, and improving the availability and security of our platform;

•	expand internationally by growing our sales force and client services team in an effort to increase our client base and spend through our platform, and by adding inventory and data from countries our clients are seeking;

•	improve our technology infrastructure, including investing in internal technology development and acquiring outside technologies;

•	expand our platform’s reach in more expensive advertising inventory, such as television;

•	cover general and administrative expenses, including legal, accounting and other expenses necessary to support a larger organization;

•	cover sales and marketing expenses, including a significant expansion of our direct sales organization;

•	cover expenses relating to data collection and consumer privacy compliance, including additional infrastructure, automation and personnel; and

•	explore strategic acquisitions.

Investing in the foregoing, however, may not yield anticipated returns. Consequently, as our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

We have identified material weaknesses in our internal control over financial reporting and, if our remediation of these material weaknesses is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report on Form 10-K for our year ending December 31, 2017, provide a management report on internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

See “Item 4. Controls and Procedures” in this Quarterly Report on Form 10-Q for a list of the material weaknesses identified during 2015 in our internal control over financial reporting and a list of the steps taken to date to address the internal control deficiencies that contributed to these material weaknesses.

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

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act will be time consuming, costly and complicated. Based on the trading price of our common stock and the holdings of our non-affiliate stockholders as of the end of our second quarter of 2017 and effective as of our year ending December 31, 2017, we will no longer be eligible for “emerging growth company” status, as defined in the JOBS Act. Accordingly, in addition to our evaluation of our internal controls over financial reporting, we and our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 commencing with our annual report on Form 10-K for our year ending December 31, 2017. If during the evaluation and testing process, we identify other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we will need to undertake various actions, such as implementing new internal controls and procedures and hiring additional staff to remediate the material weaknesses. As a result, our investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We allow our clients to utilize application programming interfaces, or APIs, with our platform, which could result in outages or security breaches and negatively impact our business, financial condition and operating results.

The use of APIs by our clients has significantly increased in recent years. Our APIs allow clients to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial-of-service attacks. Furthermore, while APIs allow clients greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to client overuse of our systems through our APIs. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation and remediation damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and operating results.

We may experience outages and disruptions on our platform if we fail to maintain adequate security and supporting infrastructure as we scale our platform, which may harm our reputation and negatively impact our business, financial condition and operating results.

As we grow our business, we expect to continue to invest in technology services and equipment, including data centers, network services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain clients. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will increase. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected. The steps we take to increase the reliability, integrity and security of our platform as it scales are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyber-attacks. Such cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, tricking company employees into releasing control of their systems to a hacker, or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data from our platform. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as the real-time advertising exchanges. Outages and disruptions of our platform, including due to cyber-attacks, may harm our reputation and negatively impact our business, financial condition and results of operations.

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

Additionally, evolving definitions of what is considered personal data within the European Union (the “EU”) and elsewhere may also impact us. On October 19, 2016, the Court of Justice of the EU ruled that IP addresses in certain circumstances are “personal data” under current EU law, at least when such IP addresses are held by ISPs and other companies that have the ability to identify a user’s real-life identity. In addition, significant changes to the privacy regime in the EU, such as the General Data Protection Regulation, anticipated to come into effect in May 2018, may cause us to change our business practices, require significant changes to our backend configuration, increase operating costs, or limit our ability to operate or expand our business.

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

In addition to government regulation, the DAA, NAI and other privacy advocates and industry groups, may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, and changes in the interpretation and enforcement of existing laws, regulations, standards and other obligations, as well as increased enforcement by industry groups or data protection authorities, could require changes to our practices or impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, contractual obligations and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. Additionally, the Safari browser currently blocks third-party cookies by default and the browser provider Mozilla, which publishes the Firefox browser, has announced its intent to block third-party cookies by default in future versions of its browser. In addition, Internet users can also delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that prevents third-party cookies from being stored on a user’s computer. Additionally, the DAA, NAI and our company have certain opt-out mechanisms for users to opt out of the collection of their information, via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

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

Our failure to meet content and inventory standards and provide services that our advertisers and inventory suppliers trust could harm our brand and reputation and negatively impact our business, financial condition and operating results.

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

Campaigns are set up using several variables available to our clients on our platform. While our platform includes several checks and balances, it is possible for human error to result in significant over-spending. The system requires a daily cap at the ad group level. We also provide for the client to input daily and overall caps at the advertising inventory campaign level at their discretion. Additionally, we set a credit limit for each user so that they cannot spend beyond the level of credit risk we are willing to accept. Despite these protections, the ability for overspend exists. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a client with a high credit limit enters into the wrong daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidently go significantly over budget. While our client contracts state that clients are responsible for media purchased through our platform, we are ultimately responsible for paying the inventory providers, and we may be unable to collect for such issues.

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

Failure to appropriately mitigate these risks or other issues related to such acquisitions and strategic investments could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, financial condition and operating results.

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

Our credit facility contains restrictions that limit our flexibility in operating our business. In March 2016, we entered into a loan and security agreement with a syndicate led by Citibank, N.A., which we refer to as our credit facility. In May 2017, terms of our credit facility were amended and restated, and subject to certain customary conditions, we now have access to borrow up to $200.0 million aggregate principal amount of revolver borrowings. The amount of borrowing availability under our credit facility is based on our accounts receivable balance, reduced by certain reserves. As of June 30, 2017, the outstanding principal balance under our credit facility was $27.0 million. Our credit facility also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

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

In addition, our credit facility contains a fixed charge coverage ratio which, if our excess availability under the credit facility is less than the greater of (1) $15.0 million and (2) 12.5% of the lesser of (a) the borrowing base then in effect and (b) the commitments under the credit facility then in effect, requires us to maintain a certain ratio of our earnings to principal and interest payable under the credit facility in a given period. Our obligations under the credit facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, investment property and equipment. The covenants in our credit facility may limit our ability to take actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. In addition, if we fail to meet the required covenants, we will not have access to further draw-downs under the credit facility.

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

We are substantially dependent on our sales and support teams to obtain new clients and to increase spend by our existing clients. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Due to the complexity of our platform, new hires require significant training, and it may take significant time before they achieve full productivity. Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new clients or increasing our existing clients’ spend with us, our business will be adversely affected.

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

Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including, in particular, the proprietary aspects of our platform), we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

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

In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or could limit our clients’ ability to use our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets or prevent our clients with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export our technology and services to, existing or potential clients with international operations. Any decreased use of our platform or limitation on our ability to export our platform would likely adversely affect our business, operating results and financial condition.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our IPO, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 81% of the voting power of our outstanding capital stock as of June 30, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore, are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours, and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

We have historically not been required to annually report the results of an evaluation of the effectiveness of our internal control over financial reporting. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ending December 31, 2017. Based on the trading price of our common stock and the holdings of our non-affiliate stockholders as of the end of our second quarter of 2017 and effective as of our year ending December 31, 2017, we will no longer be eligible for “emerging growth company” status, as defined in the JOBS Act. Accordingly, we and our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 commencing with our annual report on Form 10-K for our year ending December 31, 2017. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

We are currently an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are currently an “emerging growth company” as defined in the JOBS Act, and through the end of 2017, we will take advantage of exemptions from various requirements that are applicable to public companies that are “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

Based on the trading price of our common stock and the holdings of our non-affiliate stockholders as of the end of our second quarter of 2017 and effective as of our year ending December 31, 2017, we will become a “large accelerated filer” and we will no longer be eligible for “emerging growth company” status, as defined in the JOBS Act.

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

THE TRADE DESK, INC. (Registrant)

Dated: August 10, 2017	/s/ Paul E. Ross
Paul E. Ross
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/16	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/16	4.4

10.1	Amended and Restated Loan and Security Agreement, dated as of May 9, 2017, among The Trade Desk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.	10-Q	05/11/17	10.1

10.2+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Jeff T. Green.	10-Q	05/11/17	10.2

10.3+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and David R. Pickles.	10-Q	05/11/17	10.3

10.4+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Paul E. Ross.	10-Q	05/11/17	10.4

10.5+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Robert D. Perdue.	10-Q	05/11/17	10.5

10.6+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Brian J. Stempeck	10-Q	05/11/17	10.6

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Linkbase Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan or arrangement.
(1)	The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is not to be incorporated by reference into any filing of The Trade Desk, Inc. under the Securities Act of 1933, as amended, of the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.