Form 10-Q
period 2017-09-30
Trade Desk, Inc.
filed 2017-11-13
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 29,539,038 shares of Class A common stock and 11,535,524 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$132,798	$133,400
Accounts receivable, net	470,452	377,240
Prepaid expenses and other current assets	12,712	5,763
TOTAL CURRENT ASSETS	615,962	516,403
Property and equipment, net	17,396	14,779
Deferred taxes, net	1,778	1,778
Other assets, non-current	7,495	4,636
TOTAL ASSETS	$642,631	$537,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$370,532	$321,163
Accrued expenses and other current liabilities	25,405	22,973
TOTAL CURRENT LIABILITIES	395,937	344,136
Debt, net	27,000	25,847
Other liabilities, non-current	4,435	3,233
TOTAL LIABILITIES	427,372	373,216
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.000001; 1,000,000 Class A shares authorized as of September 30, 2017 and December 31, 2016; 29,472 and 10,071 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; 95,000 Class B shares authorized as of September 30, 2017 and December 31, 2016; 11,552 and 29,060 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	196,090	179,198
Retained earnings (accumulated deficit)	19,169	(14,818)
TOTAL STOCKHOLDERS’ EQUITY	215,259	164,380
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$642,631	$537,596

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$79,413	$52,956	$205,569	$130,516
Operating expenses:
Platform operations	17,397	10,422	45,097	26,617
Sales and marketing	16,200	11,600	42,842	31,282
Technology and development	13,181	7,292	35,777	17,694
General and administrative	14,227	8,591	41,815	21,442
Total operating expenses	61,005	37,905	165,531	97,035
Income from operations	18,408	15,051	40,038	33,481
Interest expense	513	1,347	1,290	2,664
Change in fair value of preferred stock warrant liabilities	—	4,653	—	9,458
Foreign currency exchange loss, net	1,841	87	3,159	489
Total other expense, net	2,354	6,087	4,449	12,611
Income before income taxes	16,054	8,964	35,589	20,870
Provision for income taxes	5,825	5,320	1,602	10,668
Net income	$10,229	$3,644	$33,987	$10,202
Net income (loss) attributable to common stockholders	$10,229	$972	$33,987	$(37,007)
Earnings (loss) per share:
Basic	$0.25	$0.08	$0.85	$(3.23)
Diluted	$0.23	$0.06	$0.77	$(3.23)
Weighted average shares outstanding:
Basic	40,700	12,629	39,977	11,461
Diluted	44,245	17,064	43,919	11,461

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$33,987	$10,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,157	2,612
Stock-based compensation	12,406	1,048
Change in fair value of preferred stock warrant liabilities	—	9,458
Bad debt expense	3,943	384
Other	(1,312)	426
Changes in operating assets and liabilities:
Accounts receivable	(95,215)	(82,322)
Prepaid expenses and other assets	(7,296)	(2,425)
Accounts payable	51,855	94,352
Accrued expenses and other liabilities	3,506	5,252
Net cash provided by operating activities	7,031	38,987
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,357)	(3,516)
Capitalized software development costs	(2,479)	(1,796)
Net cash used in investing activities	(10,836)	(5,312)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	75,847
Repayment on line of credit	—	(40,000)
Repayment of term debt	—	(30,000)
Payment of debt financing costs	(153)	(976)
Payment of financing obligations	(677)	(326)
Proceeds from issuance of Series C convertible preferred stock	—	60,000
Repurchase of preferred stock and common stock	—	(54,000)
Proceeds from exercise of stock options	1,768	433
Proceeds from employee stock purchase plan	2,294	—
Taxes paid related to net settlement of restricted stock awards	(29)	—
Payment of stock repurchase costs	—	(155)
Payment of Series C convertible preferred stock offering costs	—	(129)
Proceeds from the issuance of Class A common stock in initial public offering, net of underwriting commissions	—	78,120
Payment of offering costs—initial public offering	—	(2,568)
Net cash provided by financing activities	3,203	86,246
Increase (decrease) in cash and cash equivalents	(602)	119,921
Cash and cash equivalents—Beginning of period	133,400	4,047
Cash and cash equivalents—End of period	$132,798	$123,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$945	$1,803
Tenant improvements paid by lessor	$640	$—
Stock-based compensation included in capitalized software development costs	$453	$9
Debt financing costs included in debt, net	$1,153	$—
Conversion of convertible preferred stock to Class B common stock	$—	$83,241
Conversion of warrant for convertible preferred stock to a warrant for Class B common stock and net exercise of warrant to purchase Class B common stock	$—	$12,596
Deferred initial public offering costs included in accounts payable	$—	$1,758
Net exercise of warrants to purchase Series Seed convertible preferred stock	$—	$3,789
Asset retirement obligation	$—	$354

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

Risks

The Company is subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory, availability of equity or debt financings and dependence on growth to achieve its business plan.

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

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at fair value. Refer to Note 4—Fair Value Measurements for additional information regarding the fair value of cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts was $6.0 million and $2.6 million as of September 30, 2017 and December 31, 2016, respectively, and the increase related primarily to specific client reserves.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting in FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation. The adoption of ASU 2017-09, is effective for annual periods beginning after December 15, 2017. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 3—Earnings Per Share

As of September 30, 2017, the Company had two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Earnings (loss) per share—basic:
Numerator:
Net income	$10,229	$3,644	$33,987	$10,202
Less: Income attributable to convertible preferred stock	—	(2,672)	—	—
Less: Premium on repurchase of convertible preferred stock	—	—	—	(47,209)
Net income (loss) attributable to common stockholders—basic	$10,229	$972	$33,987	$(37,007)
Denominator:
Weighted-average shares outstanding	40,700	12,629	39,977	11,461
Earnings (loss) per share—basic	$0.25	$0.08	$0.85	$(3.23)
Earnings (loss) per share—diluted:
Numerator:
Net income (loss) attributable to common stockholders—diluted	$10,229	$972	$33,987	$(37,007)
Denominator:
Weighted-average shares outstanding	40,700	12,629	39,977	11,461
Options to purchase common stock	3,078	4,430	3,593	—
Employee stock purchase plan shares	322	5	250	—
Restricted stock	145	—	99	—
Weighted-average shares outstanding—diluted	44,245	17,064	43,919	11,461
Earnings (loss) per share—diluted	$0.23	$0.06	$0.77	$(3.23)

Anti-dilutive shares for equity awards under stock-based award plans excluded from the calculations of diluted earnings (loss) per share were 0.9 million and 0.4 million for the three months ended September 30, 2017 and 2016, respectively. Anti-dilutive shares for equity awards under stock-based award plans excluded from the calculations of diluted earnings (loss) per share were 0.9 million and 5.2 million shares for the nine months ended September 30, 2017 and 2016, respectively.

Note 4—Fair Value Measurements

At September 30, 2017, cash equivalents of $10.0 million consisted of money market funds, which were classified as Level 1 of the fair value hierarchy and are valued using quoted market prices in active markets. The Company had no cash equivalents at December 31, 2016. The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt approximates fair value due to the variable rate nature of the debt. The Company had no other material financial instruments that were measured at fair value as of September 30, 2017 and December 31, 2016.

The Company had convertible preferred stock warrants prior to its initial public offering (“IPO”) in September 2016. The Company’s preferred stock warrants were recorded at fair value, which increased during the three and nine months ended September 30, 2016 due to an increase in the valuation of the Company’s preferred stock. The changes in the fair value of preferred stock warrants were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Beginning balance	$7,943	$6,927
Change in value of convertible preferred stock warrants recorded in other expense, net	4,653	9,458
Reclassification to convertible preferred stock upon net exercise of Series Seed warrant	—	(3,789)
Conversion of convertible preferred stock warrants to Class B common stock warrants upon the closing of the Company's IPO on September 26, 2016	(12,596)	(12,596)
Ending balance	$—	$—

The Company determined the fair value of the preferred stock warrants utilizing the Black-Scholes model with the following assumptions:

	As of September 26, 2016
	Series Seed	Series A3
Contractual term (years)	4.9	6.5
Expected volatility	59.1%	59.1%
Risk-free interest rate	1.1%	1.3%
Estimated dividend yield	—%	—%

Note 5—Accounts Payable

Accounts payable included the following (in thousands):

	As of	As of
	September 30, 2017	December 31, 2016
Accounts payable—media and data	$356,982	$307,018
Accounts payable—other	13,550	14,145
Total	$370,532	$321,163

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

The Revolving Credit Facility matures and all outstanding amounts become due and payable on May 9, 2022. Under the Revolving Credit Facility, the Company had an outstanding debt, net balance of $27.0 million that bore interest at weighted average rate of 3.2% as of September 30, 2017. Costs financed in conjunction with the Amended Revolving Credit Agreement of $1.2 million were included in the debt, net balance. The Company was in compliance with all covenants as of September 30, 2017.

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

Note 8—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Platform operations	$818	$75	$1,543	$114
Sales and marketing	1,500	200	3,277	318
Technology and development	1,990	216	3,981	330
General and administrative	1,585	165	3,605	286
Total	$5,893	$656	$12,406	$1,048

Stock Options

Stock option activity for the nine months ended September 30, 2017 was as follows:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2016 (1)	5,429	$4.94
Granted	966	40.55
Exercised	(1,758)	1.01
Cancelled	(192)	17.17
Outstanding as of September 30, 2017 (2)	4,445	$13.71
Exercisable as of September 30, 2017	2,163	$3.63

(1)	Includes options to purchase 389 and 5,040 shares of Class A and Class B common stock, respectively.
(2)	Includes options to purchase 1,296 and 3,149 shares of Class A and Class B common stock, respectively.

On January 1, 2017, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.6 million shares in accordance with plan provisions.

Restricted Stock and Restricted Stock Units (“Restricted Stock”)

Restricted Stock activity for the nine months ended September 30, 2017 was as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2016	193	$29.65
Granted	123	35.25
Vested	(1)	22.90
Forfeited	(28)	29.92
Unvested as of September 30, 2017	287	$32.07

Employee Stock Purchase Plan

On January 1, 2017, the number of shares available for issuance under the Company’s Employee Stock Purchase Plan was increased by 0.4 million shares in accordance with plan provisions. In May 2017, employees purchased 0.1 million shares for $2.3 million under this plan.

Note 9—Income Taxes

In determining the interim provision for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income and adds the tax effects of any discrete items in the reporting period in which they occur.

For the nine months ended September 30, 2017, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory income rate of 35% primarily due to the discrete impact of tax benefits associated with stock-based awards, nondeductible stock-based compensation and state and foreign taxes. For the nine months ended September 30, 2016, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory income rate of 35% primarily due to state taxes, foreign taxes and changes in the fair value of preferred stock warrant liabilities.

For the three and nine months ended September 30, 2017, the benefit from income taxes included $3.2 million and $17.1 million, respectively, of discrete benefits associated with disqualifying dispositions of incentive stock options.

There were no material changes to the Company’s unrecognized tax benefits in the nine months ended September 30, 2017, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

Note 10—Commitments and Contingencies

As of September 30, 2017, the Company’s purchase obligations, primarily with hosting services providers, were as follows (in thousands):

Year	Amount
2017 (for remaining three months)	$20,485
2018	8,683
2019	8,229
$37,397

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2017.

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

Note 11—Subsequent Event

In October 2017, the Company paid approximately $3.0 million in cash for certain technology assets of Adbrain Ltd.

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

Executive Summary

Highlights

For the three months ended September 30, 2017 and 2016:

•	revenue was $79.4 million and $53.0 million, respectively, representing an increase of 50%;
•	net income was $10.2 million and $3.6 million, respectively; and
•	Adjusted EBITDA was $24.4 million and $16.6 million, respectively.

For the nine months ended September 30, 2017 and 2016:

•	revenue was $205.6 million and $130.5 million, respectively, representing an increase of 58%;
•	net income was $34.0 million and $10.2 million, respectively; and
•	Adjusted EBITDA was $56.0 million and $36.7 million, respectively.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$79,413	$52,956	$205,569	$130,516
Operating expenses:
Platform operations	17,397	10,422	45,097	26,617
Sales and marketing	16,200	11,600	42,842	31,282
Technology and development	13,181	7,292	35,777	17,694
General and administrative	14,227	8,591	41,815	21,442
Total operating expenses	61,005	37,905	165,531	97,035
Income from operations	18,408	15,051	40,038	33,481
Total other expense, net	2,354	6,087	4,449	12,611
Income before income taxes	16,054	8,964	35,589	20,870
Provision for income taxes	5,825	5,320	1,602	10,668
Net income	$10,229	$3,644	$33,987	$10,202

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	22	20	22	20
Sales and marketing	20	22	21	24
Technology and development	17	14	17	14
General and administrative	18	16	20	16
Total operating expenses	77	72	81	74
Income from operations	23	28	19	26
Total other expense, net	3	11	2	10
Income before income taxes	20	17	17	16
Provision for income taxes	7	10	1	8
Net income	13%	7%	17%	8%

______

*	Percentages may not sum due to rounding.

Revenue

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended September 30,	$79,413	$52,956	$26,457	50%
Nine months ended September 30,	$205,569	$130,516	$75,053	58%

The increase in revenue for the three and nine months ended September 30, 2017, compared to the same prior year periods, was primarily due to an increase in gross spend on our platform by existing clients, which was driven by an increase in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended September 30,	$17,397	$10,422	$6,975	67%
Percent of revenue	22%	20%
Nine Months Ended September 30,	$45,097	$26,617	$18,480	69%
Percent of revenue	22%	20%

The increase in platform operations expense for the three months ended September 30, 2017, compared to the same prior year period, was primarily due to increases of $4.4 million in hosting costs, $2.0 million in personnel costs, including $0.7 million of stock-based compensation, and $0.3 million in allocated facilities costs. The increase in hosting costs was to support the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

The increase in platform operations expense for the nine months ended September 30, 2017, compared to the same prior year period, was primarily due to increases of $12.3 million in hosting costs, $4.6 million in personnel costs, including $1.4 million of stock-based compensation, and $1.1 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended September 30,	$16,200	$11,600	$4,600	40%
Percent of revenue	20%	22%
Nine Months Ended September 30,	$42,842	$31,282	$11,560	37%
Percent of revenue	21%	24%

The increase in sales and marketing expense for the three months ended September 30, 2017, compared to the same prior year period, was primarily due to increases of $4.0 million in personnel costs, including $1.3 million of stock-based compensation, and $0.5 million in allocated facilities costs. The increase in personnel costs resulted from an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

The increase in sales and marketing expense for the nine months ended September 30, 2017, compared to the same prior year period, was primarily due to increases of $11.4 million in personnel costs, including $3.0 million of stock-based compensation, and $2.2 million in allocated facilities costs, partially offset by a decrease of $2.2 million in marketing costs for industry events, tradeshows and related public relations activities, due to a shift in the timing and mix of such activities.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended September 30,	$13,181	$7,292	$5,889	81%
Percent of revenue	17%	14%
Nine Months Ended September 30,	$35,777	$17,694	$18,083	102%
Percent of revenue	17%	14%

The increase in technology and development expense for the three months ended September 30, 2017, compared to the same prior year period, was primarily due to increases of $5.1 million in personnel costs, including $1.8 million of stock-based compensation, and

$0.7 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

The increase in technology and development expense for the nine months ended September 30, 2017, compared to the same prior year period, was primarily due to increases of $14.2 million in personnel costs, including $3.7 million of stock-based compensation, $2.9 million in allocated facilities costs and $1.1 million in professional services fees. The increases in personnel costs and allocated facilities costs were primarily attributable to the factors described above. The increase in professional services fees was in order to support our technology and development efforts.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2017	2016	$	%
	($ in thousands)
Three months ended September 30,	$14,227	$8,591	$5,636	66%
Percent of revenue	18%	16%
Nine Months Ended September 30,	$41,815	$21,442	$20,373	95%
Percent of revenue	20%	16%

The increase in general and administrative expense for the three months ended September 30, 2017, compared to the same prior year period, was primarily due to increases of $3.9 million in personnel costs, including $1.4 million of stock-based compensation, $1.0 million in professional service fees, $0.4 million in bad debt expense and $0.3 million in allocated facilities costs. The increase in personnel costs was primarily due to increased finance and legal headcount. The increases in headcount and third-party professional services fees were primarily related to finance and legal services to support our growth. The increase in bad debt expense was primarily attributable to specific client reserves. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

The increase in general and administrative expense for the nine months ended September 30, 2017, compared to the same prior year period, was primarily due to increases of $12.4 million in personnel costs, including $3.3 million of stock-based compensation, $2.6 million in professional service fees, $3.6 million in bad debt expense and $1.5 million in allocated facilities costs. The increases in personnel costs, bad debt expense and allocated facilities costs were primarily attributable to the factors described above. The increase in third-party professional services fees was primarily related to finance and legal services to support our growth, including $1.5 million in legal, accounting, printing and other costs related to the secondary offerings completed in March and June 2017.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our operations as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with developing the requisite infrastructure required for internal controls.

Other Expense, Net

	2017	2016	$ Change
	(in thousands)
Three months ended September 30,	$2,354	$6,087	$(3,733)
Nine Months Ended September 30,	$4,449	$12,611	$(8,162)

The decrease in other expense, net for the three months ended September 30, 2017, compared to the same prior year period, was primarily due to decreases of $4.7 million in expense related to the fair value of our convertible preferred stock warrant liabilities, which were exercised as part of our IPO in September 2016, and $0.8 million in interest expense attributable to a liquidation fee paid in the prior year period at the closing of our IPO related to our prior debt facility. These decreases were partially offset by an increase of $1.8 million in foreign currency exchange losses resulting from higher foreign denominated accounts receivable and accounts payable balances compared to the prior year period.

The decrease in other expense, net for the nine months ended September 30, 2017, compared to the same prior year period, was primarily due to decreases of $9.5 million in expense related to the fair value of our convertible preferred stock warrant liabilities and $1.4 million in interest expense attributable to a reduction in our debt borrowings and the aforementioned liquidation fee paid in the prior year period at the closing of our IPO related to our prior debt facility. These decreases were partially offset by an increase in foreign currency exchange losses of $2.7 million, due to the factors described above.

Provision for Income Taxes

	2017	2016
	($ in thousands)
Three months ended September 30,	$5,825	$5,320
Effective tax rate	36.3%	59.3%
Nine months ended September 30,	$1,602	$10,668
Effective tax rate	4.5%	51.1%

The increase in the provision for income taxes for the three months ended September 30, 2017 compared to the same prior year period, was primarily due to the impact of higher pre-tax income in U.S. jurisdictions, partially offset by discrete benefits of $3.2 million associated with disqualifying dispositions of incentive stock options.

The decrease in the provision for income taxes for the nine months ended September 30, 2017 compared to the same prior year period, was primarily due to discrete benefits of $17.1 million associated with disqualifying dispositions of incentive stock options, partially offset by the impact of higher pre-tax income in U.S. jurisdictions.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $132.8 million, including cash and cash equivalents of $16.5 million held by our international subsidiaries, and working capital of $220.0 million.

We believe our existing cash and cash equivalents, cash flows from operations, and our undrawn balance under our amended credit facility (see the section captioned “Revolving Credit Facility” below) will be sufficient to meet our working capital requirements for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Quarterly Report on Form 10-Q.

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

For additional information regarding the Amended Revolving Credit Agreement, refer to Note 6—Debt.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows provided by operating activities	$7,031	$38,987
Cash flows used in investing activities	(10,836)	(5,312)
Cash flows provided by financing activities	3,203	86,246
Increase (decrease) in cash and cash equivalents	$(602)	$119,921

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

	As of September 30,
	2017	2016
	(days)
DSO	102	86
DPO	83	63

For the nine months ended September 30, 2017, cash provided by operating activities of $7.0 million resulted from income from operations of $54.1 million, adjusted for non-cash items, an increase of $51.9 million in accounts payable due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features and by an increase in accrued expenses and other liabilities of $3.5 million. Net cash provided by operating activities was partially offset by an increase of $95.2 million in accounts receivable resulting from the increase in spend through our platform and the timing of cash receipts from clients, and an increase of $7.3 million in prepaid expenses and other assets primarily due to estimated tax payments.

For the nine months ended September 30, 2016, cash provided by operating activities of $39.0 million was largely impacted by an increase of $94.4 million in accounts payable due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features and to a lesser extent, by income from operations of $24.1 million, adjusted for non-cash items, including the change in fair value of preferred stock warrants of $9.5 million due to the increased valuation of our common stock. Net cash provided by operating activities was partially offset by an increase of $82.3 million in accounts receivable resulting from the increase in gross billings and the timing of cash receipts.

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

For the nine months ended September 30, 2017, we used $10.8 million of cash in investing activities, consisting of $8.4 million to purchase property and equipment and $2.5 million of investments in capitalized software to support our growth and further develop our platform.

For the nine months ended September 30, 2016, we used $5.3 million of cash in investing activities, consisting of $3.5 million to purchase property and equipment and $1.8 million of investments in capitalized software to support our growth and further develop our platform.

Financing Activities

For the nine months ended September 30, 2017, cash provided by financing activities of $3.2 million was primarily due to proceeds from the employee stock purchase plan of $2.3 million and proceeds from stock option exercises of $1.8 million, partially offset by financing obligations and costs of $0.8 million.

For the nine months ended September 30, 2016, cash provided by financing activities of $86.2 million was largely impacted by net proceeds from our IPO of $78.1 million, proceeds from our line of credit of $75.8 million and proceeds from the issuance of Series C convertible preferred stock of $60.0 million, which financed our operations, capital expenditures, platform development and rapid growth. Net cash provided by financing activities was partially offset by repayments of the line of credit of $40.0 million and debt of $30.0 million and the repurchase of preferred and common stock of $54.0 million.

Acquired Technology Assets

In October 2017, we paid approximately $3.0 million in cash for certain technology assets of Adbrain Ltd.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2017 other than operating leases and the indemnification agreements described below.

Contractual Obligations

The following table summarizes our other contractual commitments, primarily with hosting services providers, as of September 30, 2017:

	Payments Due by Period
	Total	Less than 1 Year (Remaining 2017)	1-3 Years (2018 and 2019)	3-5 Years (2020 and 2021)	More than 5 Years (Thereafter)
	(in thousands)
Other contractual commitments	$37,397	$20,485	$16,912	$—	$—

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

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Non-GAAP Financial Data

In addition to our results determined in accordance with GAAP, we believe that Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our business. The following table presents a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$10,229	$3,644	$33,987	$10,202
Add back:
Depreciation and amortization expense	1,968	959	5,157	2,612
Stock-based compensation expense	5,893	656	12,406	1,048
Interest expense	513	1,347	1,290	2,664
Secondary offering costs	—	—	1,523	—
Change in fair value of preferred stock warrant liabilities	—	4,653	—	9,458
Provision for income taxes	5,825	5,320	1,602	10,668
Adjusted EBITDA	$24,428	$16,579	$55,965	$36,652

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our revolving credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our revolving credit facility as of September 30, 2017, a hypothetical one percentage point increase or decrease in the interest rate under our revolving credit facility would result in a corresponding increase or decrease in interest expense of approximately $0.3 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Canadian Dollar, British Pound, the Euro, Singapore Dollar, Indonesian Rupiah, Japanese Yen and Australian Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2017, would result in a foreign currency loss of approximately $7.0 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Because of material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. In this regard, we had average days sales outstanding, or DSO, of 102 days, and average days payable outstanding, or DPO, of 83 days at September 30, 2017. We compute our DSO and DPO as of a given date based on our average trade receivables or trade payables, respectively, for the trailing 12-month period divided by, for DSO, average daily gross billings for the period, and for DPO, by the average daily cost of media, data and operating expenses over such period. The average trade receivables or trade payables are the average of the trade receivables or trade payables balances at the beginning and end of the 12-month period. Historically, our DSOs have fluctuated over time. If our DSOs increase significantly, and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence our results of operations and financial condition would be adversely impacted.

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

Our credit facility contains restrictions that limit our flexibility in operating our business. In March 2016, we entered into a loan and security agreement with a syndicate led by Citibank, N.A., which we refer to as our credit facility. In May 2017, terms of our credit facility were amended and restated, and subject to certain customary conditions, we now have access to borrow up to $200.0 million aggregate principal amount of revolver borrowings. The amount of borrowing availability under our credit facility is based on our accounts receivable balance, reduced by certain reserves. As of September 30, 2017, the outstanding principal balance under our credit facility was $27.0 million. Our credit facility also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our IPO, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 80% of the voting power of our outstanding capital stock as of September 30, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore, are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours, and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4
4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Linkbase Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

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

THE TRADE DESK, INC. (Registrant)

Dated: November 9, 2017	/s/ Paul E. Ross
Paul E. Ross
Chief Financial Officer (Principal Financial and Accounting Officer)