Form 10-K
period 2017-12-31
Trade Desk, Inc.
filed 2018-02-28
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, based on the closing sales price for the Registrant’s Class A common stock, as reported on the NASDAQ Global Market, was approximately $1,543,997,839. As of January 31, 2018, there were 32,695,082 shares of the registrant’s Class A common stock outstanding and 9,155,054 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

THE TRADE DESK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in Item 1A of this Annual Report on Form 10-K in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission, or SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Annual Report on Form 10-K and the documents that we reference in this report and have filed with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business

Overview

We are a global technology company that empowers ad buyers by providing a self-service omnichannel software platform that enables our clients to purchase and manage data-driven digital advertising campaigns. Our platform allows clients to manage integrated advertising campaigns across various advertising channels and formats, including connected TV (CTV), mobile, video, audio, display, social and native, on a multitude of devices, including smart TVs, computers, and various mobile devices including phones and tablets.

We commercially launched our platform in 2011 targeting display advertising. We have since extended our platform to address additional advertising formats, and in 2017, approximately 62% of gross spend on our platform was for mobile, video, audio, social, and native.

Our clients are the advertising agencies and other service providers for advertisers, with whom we enter into ongoing master services agreements, or MSAs. We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising, data and other features through our platform.

The Trade Desk, Inc. is a Delaware corporation established in 2009, headquartered in Ventura, California.

Our Industry

We believe that several trends in the advertising industry, happening in parallel, are driving a shift to programmatic advertising – the selling and buying of advertising inventory electronically.

Some of the key industry trends are:

Media is Becoming Digital. Media is increasingly becoming digital as a result of advances in technology and changes in consumer behavior. This shift has enabled unprecedented options for advertisers to target and measure their advertising campaigns across nearly every media channel and device. The digital advertising market is a significant and growing part of the total advertising market. According to International Data Corporation, or IDC, global advertising spend was estimated to be approximately $672 billion in 2017 and is expected to grow to $764 billion in 2021, a compound annual growth rate of 3.3%. Also, according to IDC, global digital advertising spend was $229 billion in 2017 and is expected to grow to $360 billion in 2021, a compound annual growth rate of 11.9%. We believe that the market is evolving and that advertisers will shift more spend to digital media. Since media is becoming increasingly digital, decisions based on consumer and behavioral data are more prevalent.

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

Automation of Ad Buying. The growing complexity of digital advertising has increased the need for automation. Technology that enables fast, accurate and cost-effective decision-making through the application of computer algorithms that use extensive data sets has become critical for the success of digital advertising campaigns. Using programmatic inventory buying tools, advertisers are able to automate their campaigns, providing them with better price discovery, on an impression-by-impression basis. As a result, advertisers are able to bid and purchase the advertising inventory they value the most, pay less for advertising inventory they do not value as much, and abstain from buying advertising inventory that does not fit their campaign parameters.

Digital Advertising Eco-System

The digital advertising eco-system is divided into buyers, sellers and marketplaces, which can be further segmented on the basis of whether participants provide services or technology. We believe that participants on the buy-side or sell-side should be advocates for their buyers or sellers, while those in the market business should act as a referee or have market-driven incentives to protect or enhance the integrity of the marketplace. We believe that there are inherent conflicts of interest when market participants serve both buyers and sellers.

What We Do

We empower ad buyers, by providing a self‑service omnichannel software platform that enables our clients to purchase and manage data‑driven digital advertising campaigns. Our platform allows clients to manage integrated advertising campaigns across various advertising channels and formats, including CTV, mobile, video, audio, display, social and native, on a multitude of devices, including smart TVs, computers, and various mobile devices including phones and tablets.

•

We Are Exclusively Focused on the Buy-Side. We focus on buyers since they control the advertising budgets. Also, the supply of digital advertising inventory exceeds demand, and accordingly, we believe it is a buyer’s market. We also believe that by aligning our business only with buyers, we are able to avoid inherent conflicts of interest that exist when serving both the buy-side and sell-side. This focus allows us to build trust with clients, many of whom incorporate their proprietary data into our platform. That trust and ability to use their own data on our platform, without worrying about it being used by other participants, enables our clients and their advertisers to achieve better results. This trust provides us the benefit of long-term and stable relationships with our clients.

•

We Are an Enabler, Not a Disruptor. With our platform, we enable advertising agencies and service providers. We generally do not compete with advertising agencies and refrain from directly serving advertisers who have a relationship with one of our advertising clients. Advertisers can benefit from a comprehensive solution that combines our platform with the services provided by advertising agencies.

•

We Are Data-Driven. Our platform was founded on the principle that data-driven decisions will be the future of advertising. We built a data management platform first, before building our ad buying technology. While data from disparate third-party data providers can improve campaign performance, our clients’ success often relies largely on our ability to ingest proprietary data directly from brands and their agencies to enable intelligent decisioning that optimizes advertising campaigns. Given our independent, buy-side focused approach, and our strict protocol of carefully earmarking all client first-party data we ingest onto our data management platform, our clients trust us with their most granular and expressive data. Our technology platform enables the effective use of this granular data, which allows our clients to run more effective and precisely targeted advertising campaigns that maximize their return on advertising investments. Additionally, we are able to better optimize campaigns by using the data streams that we capture across different devices, so that data from one channel can be used to inform another. The breadth of data that we collect from a multitude of data sources across channels gives our clients a holistic view of their target audiences, enabling more effective targeting across different channels.

•

We Do Not Arbitrage Advertising Inventory. To further align our interests with those of our clients, we do not buy advertising inventory in order to resell it to our clients for a profit. Instead, we provide our clients with a platform that allows them to manage their omnichannel advertising campaigns, on a self-serve basis with full reporting transparency. With our platform, our clients control their campaign spend and are able to access and choose from many inventory sources.

•

We Have Ongoing Relationships with Clients. We derive substantially all of our revenue from ongoing MSAs with our clients rather than episodic insertion orders. We believe that this approach helps us strengthen our relationships with our clients and grow their use of our platform over the long term, providing us with a highly scalable business model.

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

•

We Are an Open Platform. Clients can customize and build their own features on top of our platform. Clients may use our application programming interfaces, or APIs, to, for example, design their own user interface, bulk manage advertising campaigns, and link other systems including ad servers or reporting tools. As of December 31, 2017, all of our top 10 clients used our APIs and nearly half of our clients have customized our APIs. Using our APIs or by working with our engineering team, clients invest their own resources to build their own proprietary tools in areas including reporting, campaign strategy, custom algorithms or proprietary data use cases. Our open platform approach enables our advertising agency and service provider clients to provide differentiated offerings to their clients, which we believe leads to long-term relationships and increased use of our platform.

Our Platform

Our platform enables a media planner or buyer at an advertising agency to:

•	purchase digital media programmatically on various media exchanges and sell-side platforms;
•	acquire and use third-party data to optimize and measure digital advertising campaigns;
•	integrate and deploy their proprietary first-party data with our platform in order to optimize campaign efficacy;
•	monitor and manage ongoing digital advertising campaigns on a real-time basis;
•	link digital campaigns to offline sales results or other business objectives;
•	access other services such as our data management platform and publisher management platform marketplace; and
•	use our user interface and APIs to build their own proprietary technology on top of our platform.

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

Some of the key features of our platform are:

•

Auto-Optimization. We provide auto-optimization features which allow buyers to automate their campaigns and support them with computer generated modeling and decision making. In addition, by giving clients full reporting, budgeting, and bidding transparency, clients can take control of targeting variables when desired, and apply algorithmic automation when appropriate.

•

Advanced Reporting and Analytics Tools. We provide a comprehensive view of consumers’ interactions with the ads purchased through our platform with robust reporting of performance insights across multiple variables, such as audience characteristics, ad format, site category, website, device, creative type, and geography. Better reporting results in better learning, often leading to better campaign optimization and outcomes.

•

Data Management. Our platform enables clients to license a broad selection of data from third-party vendors in a seamless and easy manner, allowing them to further optimize their campaigns with the most relevant data.

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

Our Technology

The core elements of our technology are:

•

Scalable Architecture. Our platform infrastructure is hosted in 13 data centers. On average, our real-time bidding technology evaluates more than 580 billion ad opportunities per day, reaching over 430 million devices per day on a global basis. Our core bidding architecture is easily adaptable to a variety of inventory formats, allowing our platform to communicate with many different inventory sources.

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

•

Grow Our Client Base. We have extensive relationships with many advertising agencies and service providers, and believe that, given the decentralized nature of the advertising industry, we have the opportunity to expand our relationships within these agencies and with additional agencies and service providers. We expect to continue making investments in growing our sales and client service team to support this strategy.

•

Expand Our Omnichannel Capabilities. We believe offering clients capabilities across all media channels and devices enables advertisers to manage omnichannel campaigns and use data from each channel to inform decisions in other channels. We believe these capabilities will continue to further strengthen our relationships with our clients. We intend to continue to invest in innovation across all channels, including the integration of new inventory sources within CTV, digital radio, social and native.

•

Extend Our Reach in CTV. Television is the largest category of advertising spend, and we believe that the future of television is in streaming media and video on demand through subscription services and connected devices. We plan to invest significant resources in technology, sales and support staff related to our CTV growth initiatives.

•

Continue to Innovate in Technology and Data. We intend to continue to innovate in technology to improve our platform and enhance its features and functionalities. We view data as one of our key competitive advantages. We will continue to invest resources in growing our data offerings, both from third-party providers as well as our proprietary data.

•

Expand Our International Presence. Many of our clients serve advertisers on a global basis and we intend to expand our presence outside of the United States, or U.S., to serve the needs of those advertisers in additional geographies. As we expand relationships with our existing clients, we are investing in select regions in Europe and Asia. In particular, we believe that China and Indonesia may represent substantial growth opportunities, and we are investing in developing our business in those markets.

Our Clients

Our clients consist of purchasers of programmatic advertising inventory and data. As of December 31, 2017, we had approximately 657 clients, consisting primarily of advertising agencies or groups within advertising agencies that have independent relationships with us, manage budgets independently of one-another, are based in different jurisdictions, and are served by unique Trade Desk teams. Many of these agencies are owned by holding companies, where decision-making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. Our client count includes only those parties which have signed MSAs with us and have spent more than $20,000 on our platform.

If all of our individual client contractual relationships were aggregated at the holding company level, two clients would have each represented more than 10% of our gross billings in 2015, three clients would have each represented more than 10% of our gross billings in 2016, and three clients would have each represented more than 10% of our gross billings in 2017. Our contractual and billing arrangement with Omnicom Group Inc. is at the holding company level and accounted for 12% of our gross billings in 2015, 13% in 2016 and 11% in 2017. For WPP plc and Publicis Groupe, we enter into separate contracts and billing relationships with various of its individual agencies and account for them as separate clients. We do not have any contractual relationship with the holding company WPP plc or Publicis Groupe. Mindshare, which is affiliated with WPP plc, accounted for 12% of our gross billings in 2015, 11% in 2016 and 10% in 2017. VivaKi, Inc., which is affiliated with Publicis Groupe, accounted for 15% of our gross billings in 2016 and 22% in 2017.

Our clients typically enter into MSAs with us that give users constant access to our platform. The MSAs do not contain any material commitments on behalf of clients to use our platform to purchase ad inventory, data or other features. These MSAs typically have one-year terms that renew automatically for additional one-year periods, unless earlier terminated. The MSAs are typically terminable at any time upon 60 days’ notice by either party.

Our clients are loyal, as reflected by our client retention rate of over 95% in 2015, 2016 and 2017. In addition, our clients typically grow their use of our platform over time.

Our Advertising and Data Inventory Suppliers

For suppliers of programmatic advertising inventory and data, we believe that we are an important business client, as we represent one of the largest sources of buy-side demand within the digital advertising industry.

We obtain digital advertising inventory from over 70 ad exchanges, supply-side platforms, publishers and ad networks, providing us with access to a breadth of programmatic advertising inventory across computers, smartphones, audio devices and CTV. On average each day, our platform provides our clients with access to over 580 billion ad impressions per day, reaching over 430 million devices per day on a global basis.

For third-party data vendors, we believe that we represent an important distribution channel. As of December 31, 2017, we have integrated our platform with over 135 third-party data vendors whose products we make available for purchase through our platform.

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

Technology and Development

Rapid innovation is a core driver of our business success and our corporate culture. We prioritize and align our product roadmap with our clients’ needs, and we generally refresh our platform on a weekly basis. Our development teams are intentionally lean and nimble in nature, providing for transparency and accountability.

We expect technology and development expense to increase as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes. Our technology development expense totaled $12.8 million in 2015, $27.3 million in 2016 and $52.8 million in 2017.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Our Competition

Our industry is highly competitive and fragmented. We compete with other demand-side platform providers which are mostly smaller, privately-held companies, but we also compete with divisions of large, well-established companies such as Google and Adobe. We believe that we compete primarily based on the performance, capabilities and transparency of our platform and our focus on the buy-side. We generally do not compete with advertising agencies and refrain from directly serving advertisers who have a relationship with one of our advertising agency clients. We believe that we are differentiated from our competitors in the following areas:

•	we are an independent technology company exclusively focused on serving advertising agencies and the buy-side of our industry;
•	our client relationships are based on master service agreements as opposed to campaign-specific insertion orders;
•	our platform provides comprehensive access to a wide range of inventory types and third-party data vendors;
•	our platform allows clients to build proprietary advantages by integrating custom features and interfaces for their own use through our APIs; and
•	our technology provides highly expressive targeting.

In addition, we believe that new entrants would find it difficult to gain direct access to inventory providers, given their limited scale and the costs that additional integrations impose on inventory providers.

Our Employees and Culture

We have employees and offices around the world to serve advertisers’ desire to communicate with consumers worldwide.

Our business and our culture is anchored on four core principles:

•	No company can effect global change without passionate forward‑thinking people as both employees and clients.
•	By preserving an honest and transparent culture and avoiding client conflict, we can exert exponentially less effort to grow our business.
•	We have committed to our clients and employees that we will never stop innovating.
•	Being profitable and changing the world can co‑exist and is more likely to happen when striving for both simultaneously.

We believe we attract talented employees to our company and sophisticated ad buyers to our platform in large part because of our vision and unwavering commitment to empower the buy‑side of advertising.

As of December 31, 2017, we had 713 employees, of whom 502 are in the U.S. Our team draws from a broad spectrum of backgrounds and experiences, across technology, advertising and securities trading and other areas. We foster an entrepreneurial culture so that we may remain focused and innovative over time, as we strive to serve our clients with openness, transparency and humility.

Development of International Markets

We have been increasing our focus on markets outside the U.S. to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant, and should continue to expand as publishers and advertisers outside the U.S. seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally, and we expect our growth internationally to continue outpacing our domestic growth. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about our geographic gross billings is set forth in Note 12 of “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright and trademark laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. We do not hold any patents because we believe our proprietary technology is best protected by keeping our technology architecture, trade secrets, and engineering roadmap private. We believe our platform is difficult to replicate and would be expensive to build. We also believe that a critical protection in digital advertising technology is the ability to execute and deliver new functionality quickly, and are continually developing new intellectual property as we innovate.

Privacy and Data Protection Legislation and Regulation

Privacy and data protection legislation and regulation play a significant role in our business. We and our clients use pseudonymous and anonymous data about Internet users on our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to Internet users based on their geographic locations, the type of device they are using, or their interests as inferred from their web browsing or app usage activity, or that clients infer from their relationships with users. We do not use this data to identify specific individuals, and we do not seek to associate this data with information that can be used to identify specific individuals. We take steps not to collect or store personally identifiable information – information that directly identifies individuals – from any source. The definition of what data is personal or identifiable, however, varies by jurisdiction and continues to evolve. As a result, our platform and business practices must be assessed regularly in each jurisdiction where we do business to avoid violating applicable legislation and regulation.

Our ability, like those of other advertising technology companies, to collect, augment, analyze, use and share data collected through cookies and similar technologies is governed by U.S. and foreign laws and regulations which change from time to time, such as those regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tools to collect data about interactions with users online. In the United States, both state and federal legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review by the Federal Trade Commission, or the FTC, U.S. Congress, and individual states. Much of the federal oversight on digital advertising in the United States has come from the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests.

As our business is global, our activities are also subject to foreign legislation and regulation. In the European Union (including the European Economic Area, or EEA, countries of Iceland, Liechtenstein and Norway), or EU, separate laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications, and these laws and regulations continue to evolve. The General Data Protection Regulation, or GDPR, which was adopted by the EU in 2016 and becomes effective May 25, 2018, will generally harmonize data privacy laws across EU countries. The GDPR creates new regulations relating to the collection and use of data typically leveraged on our platform and by others in the digital advertising industry, including IP addresses, cookie identifiers, and device identifiers for advertising purposes, and enhances data protection obligations for controllers of personal data and service providers processing personal data. These enhancements will bring about significant changes in the way the advertising technology industry operates in the EU. Preparing to meet the GDPR’s requirements before it becomes effective, and maintaining compliance with the GDPR thereafter, will require significant time, resources and expense, and significant changes in our business operations.

Additionally in the EU, EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access, and provided consent. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Although it remains under debate, recent drafts of the new ePrivacy Regulation would extend the strict opt-in marketing rules with limited exceptions to business-to-business communications, alter rules on third-party cookies, web beacons and similar technology, and significantly increase penalties for non-compliance. We cannot yet determine the impact such future laws, regulations, and standards may have on our business.

For the transfer of personal data from the EU to the U.S., we rely upon, and are currently certified under, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, is facing criticism from privacy advocates in the EU and is also subject to pending legal challenges in the General Court of the Court of Justice of the European Union. Other EU mechanisms for adequate data transfer to the U.S. such as the standard contractual clauses are also being challenged in the EU courts. These challenges to the Privacy Shield and model clauses may lead to changes in the law, governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business. We may find it necessary to establish systems to maintain personal data originating from the EU in the EU, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business.

In prior years, some government regulators and privacy advocates advocated vigorously for a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. Efforts in this direction have largely gone dormant. However, in the EU, the Article 29 Working Party, a body made up of EU national data protection authorities, recently recommended that the proposed e-Privacy Regulation require browsers to implement technical mechanisms such as the “Do Not Track” standard to give users additional control over the collection of data about their Internet activity. We do not know whether such requirement will be included in the final e-Privacy Regulation or what effect such requirement may have on our business.

We participate in several industry self-regulatory programs, mainly initiated by the Network Advertising Initiative, or NAI, the Digital Advertising Alliance, or DAA, and their international counterparts. Under such programs, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and similar technologies, and our collection and use of data in connection with the delivery of targeted advertising. We also allow consumers to opt out from the use of data we collect for the delivery of targeted advertising, and we provide consumers notice regarding how to exercise such choice. We believe that this user-centric approach to addressing consumer privacy empowers consumers to make informed decisions on the use of their data.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and related amendments and other information with the Securities and Exchange Commission, or the SEC. You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at http://investors.thetradedesk.com, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with ours, our ability to sell access to our platform to new or existing clients could be impaired. We have spent significant effort in cultivating our relationships with advertising agencies, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have master services agreements in place for our clients, such agreements allow our clients to change the amount of spend through our platform or terminate our services with limited notice. Our clients typically have relationships with different providers and there is limited cost to moving budgets to our competitors. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our clients will continue to use our platform or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that our revenue or revenue growth rate could be significantly reduced and our business negatively impacted.

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

We had approximately 657 clients, consisting primarily of advertising agencies, as of December 31, 2017. Many of these agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers, are located, at the agency, local branch or division level. If all of our individual client contractual relationships were aggregated at the holding company level, Omnicom Group Inc., WPP plc and Publicis Groupe would each represent more than 10% of our gross billings for 2017.

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

Our industry is subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. We may make bad decisions regarding these investments. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. If we fail to adapt to our rapidly changing industry or to evolving client needs, demand for our platform could decrease and our business, financial condition and operating results may be adversely affected.

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

The substantial majority of our revenue has been derived from clients that programmatically purchase advertising inventory through our platform. We expect that spending on programmatic ad buying will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is an emerging market, and our current and potential clients may not shift as quickly as we expect to programmatic ad buying from other buying methods, reducing our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.

In addition, our revenue may not necessarily grow at the same rate as spend on our platform. Growth in spend may outpace growth in our revenue as the market for programmatic buying for advertising matures due to a number of factors including quantity discounts and product, media, client and channel mix shifts. A significant change in revenue as a percentage of spend could reflect an adverse change in our business and growth prospects. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, and may be better positioned to execute on advertising conducted over certain channels such as social media, mobile and video. Some of our competitors may have longer operating histories and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our platform and could result in increased pricing pressure, increased sales and marketing expense or the loss of market share.

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

Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our operating results could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical operating results may not be necessarily indicative of our future operating results. Factors that may cause our operating results to fluctuate include the following:

•	changes in demand for our platform, including related to the seasonal nature of our clients’ spending on digital advertising campaigns;
•	changes in our pricing policies, the pricing policies of our competitors and the pricing or availability of inventory, data or other third-party services;
•	changes in our client base and platform offerings;
•	the addition or loss of advertising agencies and advertisers as clients;
•	changes in advertising budget allocations, agency affiliations or marketing strategies;
•	changes to our product, media, client or channel mix;

•	changes and uncertainty in the regulatory environment for us, advertisers or others in the advertising industry;
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

Our sales cycle, from initial contact to contract execution and implementation can take significant time. Our sales efforts involve educating our clients about the use, technical capabilities and benefits of our platform. Some of our clients undertake an evaluation process that frequently involves not only our platform but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new clients and begin generating revenue from these new clients. Even if our sales efforts result in obtaining a new client, under our usage-based pricing model, the client controls when and to what extent it uses our platform. As a result, we may not be able to add clients, or generate revenue, as quickly as we may expect, which could harm our revenue growth rates.

We are subject to payment-related risks and, if our clients do not pay or dispute their invoices, our business, financial condition and operating results may be adversely affected.

Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. We may also be involved in disputes with agencies and their advertisers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to resolve disputes with our clients, we may lose clients or clients may decrease their use of our platform and our financial performance and growth may be adversely affected. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for bad debt, which could harm our results of operations. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could harm our business, financial condition and operating results. Even if we are not paid by our clients on time or at all, we are still obligated to pay for the advertising we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

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

This collections and payments cycle will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment by advertising agencies as is common in our industry. If we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence, our results of operations and financial condition would be adversely impacted.

Due to this timing imbalance in collections and payments, we rely on our credit facility to partially or completely fund our working capital requirements. We cannot assure you that as we continue to grow, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the credit facility in an amount sufficient to fund our working capital needs. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility and we may therefore be at risk of default thereunder. We cannot assure you that we would be able to locate additional financing or increase amounts borrowed under our existing credit facility on commercially reasonable terms or at all.

Our business is primarily dependent on advertisers buying mobile, display and video advertising. A decrease in the use of these advertising channels would harm our business, growth prospects, financial condition and results of operations.

Historically, our clients have predominantly used our platform to purchase mobile, display and video advertising inventory. We expect that these will continue to be significant channels used by our clients for digital advertising. Should our clients lose confidence in the value or effectiveness of mobile, display and video advertising, the demand for our platform could decline.

We have been, and are continuing to, enhance our social, native, audio and CTV offerings. We refer to the ability to provide offerings across multiple advertising channels as omnichannel. We may not be able to maintain or grow advertising inventory for some of our omnichannels and some of our omnichannel offerings may not gain market acceptance. A decrease in the use of mobile, display and video advertising, or our inability to further penetrate these and other advertising channels, would harm our growth prospects, financial condition and results of operations.

If our access to quality advertising inventory is diminished, our revenue could decline and our growth could be impeded.

We must maintain a consistent supply of attractive ad inventory. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges, video, CTV, audio and mobile inventory, and social media platforms. The amount, quality and cost of inventory available to us can change at any time. A few inventory suppliers hold a significant portion of the programmatic inventory either generally or concentrated in a particular channel, such as audio and social media. In addition, we compete with companies with which we have business relationships. For example, Google is one of our largest advertising inventory suppliers in addition to being one of our competitors. If Google or any other company with attractive advertising inventory limits our access to its advertising inventory, our business could be adversely affected. If our relationships with any of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory on favorable terms. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.

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

As new types of inventory, such as CTV, become available, we will need to expend significant resources to ensure we have access to such new inventory. Although television advertising is a large market, only a very small percentage of it is currently purchased through digital advertising exchanges. We are investing heavily in our programmatic television offering, including by increasing our workforce and by adding new features, functions and integrations to our platform. If the CTV market does not grow as we anticipate or we fail to successfully serve such market, our growth prospects could be harmed.

Our success depends on consistently adding valued inventory in a cost-effective manner. If we are unable to maintain a consistent supply of quality inventory for any reason, client retention and loyalty, and our financial condition and operating results could be harmed.

Seasonal fluctuations in advertising activity could have a negative impact on our revenue, cash flow and operating results.

Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods. Our historical revenue growth has masked the impact of seasonality, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could have a more significant impact on our revenue, cash flow and operating results from period to period.

As our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

We have expended significant resources to grow our business in recent years by increasing the offerings of our platform, growing our number of employees and expanding internationally. We anticipate continued growth that could require substantial financial and other resources to, among other things:

•	develop our platform, including by investing in our engineering team, creating, acquiring or licensing new products or features, and improving the availability and security of our platform;
•

continue to expand internationally by growing our sales force and client services team in an effort to increase our client base and spend through our platform, and by adding inventory and data from countries our clients are seeking;

•	improve our technology infrastructure, including investing in internal technology development and acquiring outside technologies;
•	expand our platform’s reach in new and growing channels such as CTV, including expanding the supply of CTV inventory;
•	cover general and administrative expenses, including legal, accounting and other expenses necessary to support a larger organization;
•	cover sales and marketing expenses, including a significant expansion of our direct sales organization;
•	cover expenses relating to data collection and consumer privacy compliance, including additional infrastructure, automation and personnel; and
•	explore strategic acquisitions.

Investing in the foregoing, however, may not yield anticipated returns. Consequently, as our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

We have identified a material weakness in our internal control over financial reporting and, if our remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with this annual report on Form 10-K, provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As described in “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K, during the quarter ended December 31, 2017, we completed the remediation measures including the validation, testing of design and concluding on the operating effectiveness of our controls related to certain of our previously reported material weaknesses in internal control over financial reporting. However, we have not completed remediation measures related to our previously reported material weakness resulting from an absence of certain information technology general controls (“ITGCs”) related to our platform system applications. As a result, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Certain ITGCs related to our platform system applications were not fully implemented or have not been in place for a sufficient period of time to adequately evaluate whether the related material weakness has been completely remediated as of December 31, 2017. These internal controls will require further evaluation, including testing the operating effectiveness of these internal controls over a sustained period of financial reporting cycles.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Accordingly, there could continue to be a reasonable possibility that these deficiencies or others could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act is time consuming, costly and complicated. If during the evaluation and testing process, we identify one or more other material weaknesses in our internal control over financial reporting or determine that the existing material weakness has not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We allow our clients to utilize application programming interfaces, or APIs, with our platform, which could result in outages or security breaches and negatively impact our business, financial condition and operating results.

The use of APIs by our clients has significantly increased in recent years. Our APIs allow clients to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow clients greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to client overuse of our systems through our APIs. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation and remediation damage to our reputation and loss of goodwill, any of which could harm our business, financial condition and operating results.

We may experience outages and disruptions on our platform if we fail to maintain adequate security and supporting infrastructure as we scale our platform, which may harm our reputation and negatively impact our business, financial condition and operating results.

As we grow our business, we expect to continue to invest in technology services and equipment, including data centers, network services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain clients. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected. The steps we take to increase the reliability, integrity and security of our platform as it scales are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyber-attacks. Such cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, tricking company employees into releasing control of their systems to a hacker, or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data from our platform. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as real-time advertising exchanges. Outages and disruptions of our platform, including due to cyber-attacks, may harm our reputation and negatively impact our business, financial condition and results of operations.

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

Operational and performance issues with our platform could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, loss of the ability to access our platform, loss of competitive position or claims by clients for losses sustained by them. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our business, financial condition and operating results.

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

Additionally, industry groups in the U.S., such as the Digital Advertising Alliance, or DAA, and the Network Advertising Initiative, or NAI, and their international counterparts have self-regulatory guidelines that are subject to periodic updates to which we have agreed to adhere. Such legislation and regulation could cause us to incur unexpected compliance costs and adversely affect demand for our platform, or otherwise harm our business, results of operation and financial condition.

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

Additionally, evolving definitions of what is considered personal data within the European Union (including the European Economic Area, or EEA, countries of Iceland, Liechtenstein and Norway), or EU, and elsewhere may also impact us. On October 19, 2016, the Court of Justice of the European Union ruled that IP addresses in certain circumstances are “personal data” under current EU law, at least when such IP addresses collected by website operators can be combined with information held by ISPs and other companies that have the ability to identify a user’s real-life identity. In addition, the General Data Protection Regulation, which applies to any company inside or outside the EU that collects and uses personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, will come into effect on May 25, 2018. The GDPR clarifies that the definition of “personal data” under the current EU data protection framework includes online identifiers provided by individuals’ devices, apps, and protocols (such as IP addresses, mobile device IDs, cookie strings) and individuals’ location data, if there is potential that individuals can be identified by such data. The GDPR also enhances data protection obligations for controllers of personal data and for service providers processing personal data. These enhancements may bring about significant changes in the way the advertising technology industry operates in the EU, and some companies may have difficulty adapting their businesses and technology. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual turnover. Preparing to meet the GDPR’s requirements before it becomes effective, and maintaining compliance with the GDPR thereafter, requires significant time, resources and expense to change our business practices and our backend configuration, and may increase operating costs, or limit our ability to operate or expand our business.

For the transfer of personal data from the EU to the U.S., we rely upon, and are currently certified under, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, continue to face criticism from privacy advocates in the EU, and is also subject to pending legal challenges in the General Court of the Court of Justice of the European Union. Other EU mechanisms for adequate data transfer such as the standard contractual clauses are also being challenged in the EU courts. These challenges to the legal means used to transfer data may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business. We may find it necessary to establish systems to maintain personal data originating from the EU in the EU, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

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

Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance costs. For example, the Federal Trade Commission, or the FTC, has examined, and likely will continue to examine, the privacy issues that arise as marketers track consumers across several devices, otherwise known as cross-device tracking. The FTC may promulgate guidance regarding cross-device tracking, may encourage legislation governing these practices, and may use its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in cross-device tracking. Similarly, evolving privacy regulation and self-regulation could affect our growth in omnichannel products.

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

In addition to government regulation, the DAA, NAI, and other privacy advocates and industry groups, may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations, and changes in the interpretation and enforcement of existing laws, regulations, standards and other obligations, as well as increased enforcement by industry groups or data protection authorities, could require changes to our practices or impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, contractual obligations and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

If the use of “third-party cookies” or other tracking technology is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, or the ability to use data on our platform is otherwise restricted, our performance may decline and we may lose advertisers and revenue.

Digital advertising mostly relies on the use of cookies, pixels and other similar technology, which we refer to collectively as cookies, to collect data about interactions with users and devices. To provide our platform, we utilize third-party cookies, which are cookies owned and used by parties other than the owners of the website or app visited by the Internet user. Our cookies are used to record information tied to a random unique identifier, including such information as when an Internet user views an ad, clicks on an ad or visits one of our advertiser’s websites through a browser while the cookie is active. We use cookies to help us achieve our advertisers’ campaign goals on the web, to limit the instances that an Internet user sees the same advertisement, to report information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data from cookies to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients use cookies and other technologies to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign, and undermine the effectiveness of our platform.

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers could add similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the DAA, NAI and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. Privacy aspects of other channels for programmatic advertising, such as CTVs or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly-available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation is expected to do away with implied consent pop ups and banners used to meet the current requirements of the Cookie Directive and instead required explicit user consent. The fines and penalties for breach of the proposed ePrivacy Regulation may be significant. Limitations on the use or effectiveness of cookies, or other limitations on our, or our clients’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive, by the new ePrivacy Regulation, or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Potential “Do Not Track” standards or government regulation could limit our or our clients’ access to the user data that informs the advertising campaigns we run and, as a result, undermine the effectiveness of our platform.

As the use of cookies has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. Similar standards have been set at device-level so that activities on mobile devices, including browsing and app uses, are not tracked. The major Internet browsers have implemented some version of a “Do Not Track” setting. The potential regulatory and self-regulatory landscape is inherently uncertain, as there is no definition of tracking, no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. The World Wide Web Consortium, or W3C, chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations, to create a voluntary “Do Not Track” standard for the World Wide Web. The group has yet to agree upon a standard and has considered disbanding due to uncertainty regarding the implementation of a “Do Not Track” standard. Work in the group has significantly slowed, and participation has declined to only a few participants. Despite the lack of consensus in this arena, the FTC, as it has suggested in the past, or other US federal or state government regulators, may pursue legislation if the industry cannot agree upon a standard. In the EU, the Article 29 Working Party recommended in an Opinion issued on April 4, 2017 that the proposed ePrivacy Regulation require terminal equipment and software to offer privacy protective settings by default with the ability for users to adjust these settings during setup, browser settings that enable users to signal specific consent, and mandatory adherence to “Do Not Track” to give users additional control over the collection of their Internet activity data. If a “Do Not Track” browser setting is adopted by many Internet users or if a “Do Not Track” standard imposed by state or federal or foreign legislation (such as the proposed ePrivacy Regulation), or agreed upon by standard setting groups, which prohibits us from using data as we currently do, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition and operating results could be adversely affected.

Failure to comply with industry self-regulation could harm our brand, reputation and business.

We have committed to comply with the NAI’s Code of Conduct and the DAA’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., as well as similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Our efforts to comply with these self-regulatory principles include offering Internet users notice and transparency when advertising is served to them based, in part, on browsing data recorded by cookies. We also offer Internet users the ability to opt out of receiving interest-based advertisements. If we make mistakes in our implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or our opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business.

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

We depend on various technology, software, products and services from third parties or available as open source, including for critical features and functionality of our platform, data centers and API technology, payment processing, payroll and other professional services. For example, in order for clients to target ads in ways they desire and otherwise optimize and verify campaigns, our platform must have access to data regarding Internet user behavior and reports with demographic information regarding Internet users. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services. For example, we rely upon third-party co-location providers for our data centers, and we are dependent on these third parties to provide continuous power, cooling, Internet connectivity and physical and technological security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume some hosting responsibilities ourselves. In addition, even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could result in a loss of revenue. If we are unsuccessful in establishing or maintaining our relationships with our third-party providers or otherwise need to replace them, internal resources may need to be diverted and our business, financial condition and operating results could be harmed.

We face potential liability and harm to our business based on the human factor of inputting information into our platform.

Campaigns are set up using several variables available to our clients on our platform. While our platform includes several checks and balances, it is possible for human error to result in significant over-spending. The system requires a daily cap at the ad group level. We also provide for the client to input daily and overall caps at the advertising inventory campaign level at their discretion. Additionally, we set a credit limit for each user so that they cannot spend beyond the level of credit risk we are willing to accept. Despite these protections, the ability for overspend exists. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a client with a high credit limit enters the wrong daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidently go significantly over budget. While our client contracts state that clients are responsible for media purchased through our platform, we are ultimately responsible for paying the inventory providers and we may be unable to collect for such issues.

International expansion subjects us to additional costs and risks that can adversely affect our business, financial condition and operating results.

International expansion subjects us to many challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the U.S., and our ability to manage our business and conduct our operations internationally requires considerable attention and resources.

We currently have sales, account management, inventory, and other personnel in countries within Europe, Asia, and Australia, and we anticipate expanding our international operations in the future. Some of the countries into which we are, or potentially may, expand score unfavorably on the Corruption Perceptions Index, or CPI, of the Transparency International. Our teams outside the U.S. are substantially smaller than our teams in the U.S. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, or we are unable to secure quality non-U.S. ad inventory and data on reasonable terms due to our limited inventory and data team capacity, we may be unable to effectively grow in international markets.

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

We may incur significant operating expenses as a result of our international expansion, and it may not be successful. Our international business also subjects us to the impact of global and regional recessions and economic and political instability, differing regulatory requirements, costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the U.S. and abroad and restrictions on the repatriation of funds to the U.S. In addition, advertising markets outside of the U.S. are not as developed as those within the U.S., and we may be unable to grow our business sufficiently. Our failure to manage these risks and challenges successfully could adversely affect our business, financial condition and operating results.

Exposure to foreign currency exchange rate fluctuations could negatively impact our operating results.

While the majority of the transactions through our platform are denominated in U.S. dollars, we have transacted in foreign currencies for both inventory and for payments by clients from use of our platform, including principally the Euro, the Canadian Dollar, British Pound, Australian Dollar, Japanese Yen and Indonesian Rupiah. Given our anticipated international growth, we expect the number of transactions in foreign currencies to continue to grow in the future. While we do require a fee from our clients that pay in non-U.S. currency, this fee may not always cover foreign currency exchange rate fluctuations. We currently have a program to hedge exposure to foreign currency fluctuations. However, the use of hedging instruments may not be available for all currencies, or may not always offset losses resulting from foreign currency exchange rate fluctuations. Moreover, the use of hedging instruments can itself result in losses if we are unable to structure effective hedges with such instruments.

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

We may in the future explore potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. However, we have limited experience in acquiring and integrating businesses, products and technologies. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues. Acquisitions involve numerous risks, any of which could harm our business, including:

•	regulatory hurdles;
•	anticipated benefits may not materialize;

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	retention of employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company’s products and technology;
•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•	coordination of product development and sales and marketing functions;
•

liability for activities of the acquired company before the acquisition, including relating to privacy and data security, patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

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

Our credit facility contains restrictions that limit our flexibility in operating our business. In March 2016, we entered into a loan and security agreement with a syndicate led by Citibank, N.A., which we refer to as our credit facility. In May 2017, terms of our credit facility were amended and restated, and subject to certain customary conditions, we now have access to borrow up to $200.0 million aggregate principal amount of revolver borrowings. The amount of borrowing availability under our credit facility is based on our accounts receivable balance, reduced by certain reserves. As of December 31, 2017, the outstanding principal balance under our credit facility was $27.0 million, and in January 2018, we repaid this balance. Our credit facility also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

•	sell assets or make changes to the nature of our business;
•	engage in mergers or acquisitions;
•	incur, assume or permit additional indebtedness and guarantees;
•	make restricted payments, including paying dividends on, repurchasing, redeeming or making distributions with respect to our capital stock;
•	make specified investments;
•	engage in transactions with our affiliates; and
•	make payments in respect of subordinated debt.

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

The market for talent in our key areas of operations, including California and New York, is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. New employees often require significant training and, in many cases, take significant time before they achieve full productivity. Our account managers, for instance, need to be trained quickly on the features of our platform since failure to offer high-quality support may adversely affect our relationships with our clients. Technology companies like ours compete to attract the best talent. Additionally, we have little experience with recruiting in geographies outside of the U.S., and may face additional challenges in attracting and retaining international employees.

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

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright and other intellectual property laws to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have “theTradeDesk” and variants registered as a trademark or pending registration in the U.S. and certain foreign countries. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous Internet domain names in the U.S. and certain foreign countries related to our business in order to protect our proprietary interests. We endeavor to enter into agreements with our employees and contractors in order to limit access to and disclosure of our proprietary information, as well as to clarify rights to intellectual property associated with our business. Protecting our intellectual property is a challenge, especially after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services, and strictly prohibit reverse-engineering. However, reverse engineering our software or the theft or misuse of our proprietary information could occur by employees or other third parties who have access to our technology. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. Further, because we believe our proprietary technology is better protected by keeping our technology architecture, trade secrets, and engineering roadmap private, we have not patented our proprietary technology and cannot look to patent enforcement rights to protect our proprietary technology.

Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the U.S., and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including in particular, the proprietary aspects of our platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

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

In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or could limit our clients’ ability to use our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets or prevent our clients with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export our technology and services to, existing or potential clients with international operations. Any decreased use of our platform or limitation on our ability to export our platform would likely adversely affect our business operating results and financial condition.

Our tax liabilities may be greater than anticipated.

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.

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

The market price of our stock and of equity securities of technology companies has historically experienced high levels of volatility. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A common stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	actual or anticipated changes or fluctuations in our operating results;
•	whether our operating results meet the expectations of securities analysts or investors;
•	actual or anticipated changes in the expectations of investors or securities analysts;
•	litigation involving us, our industry, or both;
•	regulatory developments in the U.S., foreign countries, or both;
•	general economic conditions and trends;
•	major catastrophic events;
•	sales of large blocks of our common stock;
•	departures of key employees; or
•	an adverse impact on the company from any of the other risks cited herein.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, or IPO, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 74% of the voting power of our outstanding capital stock as of December 31, 2017. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight are required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

Being a public company may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The heightened risks faced by directors and officers of a public company could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal offices in Ventura, California, totaling approximately 25,000 square feet, under two leases that expire in September 2020 and February 2022. We also lease offices in various cities within the U.S., Europe, Asia and Australia. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.

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

	High	Low
Year Ended December 31, 2016
Third quarter (commencing September 21, 2016)	$33.40	$26.84
Fourth quarter	$31.43	$22.00

Year Ended December 31, 2017
First quarter	$46.21	$26.40
Second quarter	$57.57	$35.04
Third quarter	$62.86	$46.49
Fourth quarter	$67.30	$43.44

Holders of Record

As of January 31, 2018, there were approximately 14 holders of record of our Class A common stock and 46 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between September 21, 2016 (our initial trading day) and December 31, 2017, with the comparative cumulative total returns of the Standard & Poor’s (S&P) 500 Index, Russell 2000 Index and NASDAQ 100 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the S&P 500 Index, Russell 2000 Index and NASDAQ 100 Index assumes reinvestments of dividends. The graph assumes the closing market price on September 21, 2016 of $30.10 per share as the initial value of our Class A common stock. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance. For the fiscal year 2017, we added the NASDAQ 100 Index because the companies which comprise the NASDAQ 100 index align with our growing business.

Item 6. Selected Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated. We have derived the selected consolidated statements of operations data for 2015, 2016, and 2017 and the selected consolidated balance sheet data as of December 31, 2016 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for 2014 and the selected consolidated balance sheet data as of December 31, 2014 and 2015 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2014	2015	2016	2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$44,548	$113,836	$202,926	$308,217
Operating expenses (1):
Platform operations	12,559	22,967	39,876	66,230
Sales and marketing	14,590	26,794	46,056	61,379
Technology and development	7,250	12,819	27,313	52,806
General and administrative	9,385	13,276	32,163	58,446
Total operating expenses	43,784	75,856	145,408	238,861
Income from operations	764	37,980	57,518	69,356
Total other expense, net	1,707	8,125	13,684	5,731
Income (loss) before income taxes	(943)	29,855	43,834	63,625
Provision for (benefit from) income taxes	(948)	13,926	23,352	12,827
Net income	$5	$15,929	$20,482	$50,798
Net income (loss) attributable to common stockholders (2)	$—	$8,764	$(26,727)	$50,798
Net income (loss) per share attributable to common stockholders–basic (2)	$—	$0.85	$(1.46)	$1.26
Net income (loss) per share attributable to common stockholders–diluted (2)	$—	$0.39	$(1.46)	$1.15

	Year Ended December 31,
	2014	2015	2016	2017
	(in thousands)
Non-GAAP Financial and Operating Data:
Gross spend (3)	$211,266	$552,325	$1,027,984	$1,555,856
Gross billings (4)	$201,804	$529,975	$990,561	$1,491,742

	As of December 31,
	2014	2015	2016	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,315	$4,047	$133,400	$155,950
Accounts receivable, net	78,364	191,943	377,240	599,565
Total assets	102,238	210,231	537,596	797,164
Accounts payable	58,293	108,461	321,163	490,377
Long-term debt, net of current portion	16,493	45,918	25,847	27,000	(5)
Total liabilities	80,372	171,885	373,216	551,581
Convertible preferred stock	27,997	24,204	—	—
Total stockholders’ equity (deficit)	(6,131)	14,142	164,380	245,583

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2015	2016	2017
	(in thousands)
Platform operations	$14	$71	$756	$2,674
Sales and marketing	50	127	1,707	6,261
Technology and development	909	85	1,513	6,661
General and administrative	3,572	91	1,080	5,721
Total	$4,545	$374	$5,056	$21,317

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

(4)

Gross billings represents the amount we invoice our clients, net of allowances. As some of our clients have payment relationships directly with advertising inventory suppliers for the amount of advertising inventory the clients purchase through our platform, we do not invoice these clients for this spend, and we only invoice such clients for data, other services and our platform fee. Accordingly, gross billings are less than gross spend and represent gross spend, less platform discounts and less the value of advertising inventory and data that our clients purchase directly from publishers through our platform. We report revenue on a net basis which represents gross billings net of amounts we pay suppliers for the cost of advertising inventory, data and add-on features. We expect our revenue as a percentage of gross billings to fluctuate due to the types of services and features selected by our clients through our platform and certain volume discounts. We review gross billings for internal management purposes to adequately plan for our working capital needs and monitor collection risk. We track gross billings based on the billing address of the client. In many cases, international clients are serviced from our U.S. offices resulting in gross billings exceeding gross spend for international clients.

(5)	In January 2018, we repaid the outstanding principal and accrued interest.

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

Overview

We are a global technology company that empowers ad buyers by providing a self-service omnichannel software platform that enables our clients to purchase and manage data-driven digital advertising campaigns. Our platform allows clients to manage integrated advertising campaigns across various advertising channels and formats, including connected TV (CTV), mobile, video, audio, display, social and native, on a multitude of devices, including smart TVs, computers, and various mobile devices including phones and tablets.

We commercially launched our platform in 2011 targeting display advertising. We have since extended our platform to address additional advertising formats, and in 2017, approximately 62% of gross spend on our platform was for mobile, video, audio, social, and native.

Our clients are the advertising agencies and other service providers for advertisers, with whom we enter into ongoing master services agreements, or MSAs. We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising, data and other features through our platform.

Executive Summary

Highlights

For the years ended December 31, 2016 and 2017:

•	our revenue was $202.9 million and $308.2 million, respectively, representing an increase of 52%; and
•	our net income was $20.5 million and $50.8 million, respectively.

Trends, Opportunities and Challenges

The growing digitization of media and fragmentation of audiences has increased the complexity of advertising, and thereby increased the need for automation in ad buying, which we provide on our platform. In order to grow, we will need to continue to develop our platform’s programmatic capabilities and advertising inventory. We believe that key opportunities include our ongoing global expansion, continuing development of our CTV, native, audio and video ad inventory, and continuing development of our data usage and advertising targeting capabilities.

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

Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory that we present to our clients. For example, we have expanded our CTV, native and audio advertising offerings through our recent integrations with supply-side partners.

We plan to invest for long-term growth. We anticipate that our operating expenses will increase significantly in the foreseeable future as we invest in platform operations and technology and development to enhance our product features, including programmatic buying of CTV ad inventory, and in sales and marketing to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to continue making investments in our infrastructure, including our information technology, financial and administrative systems and controls, to support our operations.

In addition, we believe the markets outside of the U.S. offer an opportunity for growth, and we intend to make additional investments in sales and marketing and product development to expand in these markets, including China, where we are making significant investments in launching our platform and growing our team.

We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.

Our business model has allowed us to grow significantly, and we believe that our operating leverage enables us to support future growth profitably.

Factors Affecting Our Performance

Growth in and Retention of Client Spend

Our recent growth has been driven by expanding our share of spend by our existing clients and adding new clients. Our clients include some of the largest advertising agencies in the world, and we believe there is significant room for us to expand further within these clients. As a result, future revenue growth depends upon our ability to retain our existing clients and to gain a larger amount of their advertising spend through our platform.

In order to analyze the contribution to the growth of our business driven by the increase in gross spend from existing clients, we measure annual gross spend for the set of clients, or cohort, that commenced spending on our platform in a specific year relative to subsequent periods. The gross spend from each of our cohorts has increased over subsequent periods. However, over time we will likely lose clients from each cohort, clients may spend less on our platform and the growth rate of gross spend may change. Any such change could have a significant negative impact on gross spend and operating results.

Ability to Expand our Omnichannel Reach, Including CTV and Digital Radio

We enable the purchase of advertising inventory in a wide variety of formats. Although display advertising represented 38% of our gross spend in 2017, non-display advertising such as mobile, video and social are significant and increasing components of our gross spend. Our future growth will depend on our ability to maintain and grow the inventory of, and spend on, other channels. In addition, we believe that our ability to integrate and offer CTV and digital radio advertising inventory for purchase through our platform, and in particular our ability to manage the increased costs that will accompany these purchases, will impact the future growth of our business.

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

Development of International Markets

We have been increasing our focus on markets outside the U.S. to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant due to the growing middle class abroad, and should continue to expand as publishers and advertisers outside the U.S. seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally, and we expect our growth internationally to continue outpacing our domestic growth. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about geographic gross billings is set forth in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Revenue as a percentage of gross spend may fluctuate from period to period due to a number of factors, such as changes in the proportion of spend represented by our larger customers with the lowest platform fees, our clients’ use of platform features and volume discounts. We expect that our revenue as a percentage of gross spend will fluctuate in the future, especially as we introduce and as our clients select new platform features, expand our omnichannel capabilities, extend our reach to TV inventory and add additional clients whose businesses may have different underlying business models.

See “Critical Accounting Policies and Estimates—Revenue Recognition” below for a description of our revenue recognition policies.

Operating Expenses

We classify our operating expenses into the following four categories:

Platform Operations. Platform operations expense consists of expenses related to hosting our platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (QPS) and providing support to our clients. Platform operations expense includes hosting costs, personnel costs, and amortization of acquired technology and capitalized software costs for the development of our platform, including allocated overhead. Personnel costs included in platform operations include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel who provide our clients with support using our platform and the network operations group that supports our platform. We capitalize certain costs associated with the development of our platform and amortize these costs in platform operations over their estimated useful lives. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of QPS through our platform and hire additional personnel to support our clients.

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

Technology and Development. Our technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs, third-party consultant costs associated with the ongoing development and maintenance of our platform, amortization of capitalized third-party software used in the development of our platform and allocated overhead. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in other assets, non-current on our consolidated balance sheet. We amortize capitalized software development costs relating to our platform to platform operations expense.

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

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

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

Foreign Currency Exchange Loss, Net. Foreign currency exchange loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and, to a much lesser extent, accounts payable that are denominated in currencies other than the U.S. Dollar, principally the Euro, the Canadian Dollar, British Pound, Australian Dollar, Japanese Yen and Indonesian Rupiah.

Provision for Income Taxes

The provision for income taxes consists primarily of federal, state, and foreign income taxes. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

Our effective tax rate differs from the U.S. federal statutory income tax rate due to stock-based compensation, research and development tax credits, federal and foreign tax rate differences, state taxes, fair value adjustments associated with our warrant liabilities, and adjustments to our valuation allowance.

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

In 2017, we released all of our valuation allowance previously established against our U.K. net deferred tax assets of $0.3 million. Our decision to release the valuation allowance on our U.K. deferred tax assets was due to, among other reasons, our three-year cumulative pre-tax income adjusted for permanent items realized in U.K. jurisdictions and significant forecasted U.K. taxable income.

On December 22, 2017, "H.R.1," known as the "Tax Cuts and Jobs Act," was signed into law. The primary impact of H.R.1 on our consolidated results from operations for the year ended December 31, 2017 and consolidated balance sheet as of December 31, 2017 was the revaluation of deferred taxes by $0.6 million resulting from the reduction in the U.S. federal corporate income tax rate from 35% to 21%. Given cumulative overseas deficits, no liability for foreign earnings and profits has been established.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year ended December 31,
	2015	2016	2017
	(in thousands)
Revenue	$113,836	$202,926	$308,217
Operating expenses:
Platform operations	22,967	39,876	66,230
Sales and marketing	26,794	46,056	61,379
Technology and development	12,819	27,313	52,806
General and administrative	13,276	32,163	58,446
Total operating expenses	75,856	145,408	238,861
Income from operations	37,980	57,518	69,356
Total other expense, net	8,125	13,684	5,731
Income before income taxes	29,855	43,834	63,625
Provision for income taxes	13,926	23,352	12,827
Net income	$15,929	$20,482	$50,798

	For the Year Ended December 31,
	2015	2016	2017
	(as a percentage of revenue*)
Revenue	100%	100%	100%
Operating expenses:
Platform operations	20	20	21
Sales and marketing	24	23	20
Technology and development	11	13	17
General and administrative	12	16	19
Total operating expenses	67	72	77
Income from operations	33	28	23
Total other expense, net	7	7	2
Income before income taxes	26	22	21
Provision for income taxes	12	12	4
Net income	14%	10%	16%

*	Percentages may not sum due to rounding.

Comparison of the Years Ended December 31, 2015, 2016 and 2017

Revenue

	Year Ended December 31,			2016 vs 2015 Change		2017 vs 2016 Change
	2015	2016	2017	$	%	$	%
	(in thousands, except percentages)
Revenue	$113,836	$202,926	$308,217	$89,090	78%	$105,291	52%

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

2017 Compared to 2016

The increase in revenue was primarily due to a 51% increase in gross spend on our platform. Gross spend on our platform by existing clients added prior to 2017 increased by 40% in the aggregate in 2017, and these existing clients represented approximately 91% of the total gross spend in 2017. In 2017, 59% of existing clients added prior to 2017 increased their gross spend on our platform and their average increase in gross spend was approximately $2.0 million.

Revenue as a percentage of gross spend in the aggregate may fluctuate from period to period based on our client mix and the extent to which clients utilize our platform’s features.

Platform Operations

	Year Ended December 31,			2016 vs 2015 Change		2017 vs 2016 Change
	2015	2016	2017	$	%	$	%
	(in thousands, except percentages)
Platform operations	$22,967	$39,876	$66,230	$16,909	74%	$26,354	66%
Percent of revenue	20%	20%	21%

2016 Compared to 2015

The increase in platform operations expense was primarily due to increases of $11.5 million in hosting costs and $4.2 million in personnel costs, including $0.7 million of stock-based compensation. The increase in hosting costs was primarily attributable to supporting the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team.

2017 Compared to 2016

The increase in platform operations expense was primarily due to increases of $17.6 million in hosting costs, $6.6 million in personnel costs, including $1.9 million of stock-based compensation, and $1.3 million in allocated facilities costs. The increase in hosting costs was primarily attributable to supporting the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

	Year Ended December 31,			2016 vs 2015 Change		2017 vs 2016 Change
	2015	2016	2017	$	%	$	%
	(in thousands, except percentages)
Sales and marketing	$26,794	$46,056	$61,379	$19,262	72%	$15,323	33%
Percent of revenue	24%	23%	20%

2016 Compared to 2015

The increase in sales and marketing expense was primarily due to increases of $11.3 million in personnel costs, including $1.6 million of stock-based compensation, $5.2 million in marketing expenses and $2.5 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in sales and marketing headcount in order to support our sales efforts and to continue to develop and maintain relationships with our clients. The increase in overall marketing expenses was mainly related to our participation in industry events, tradeshows and related public relations activities. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

2017 Compared to 2016

The increase in sales and marketing expense was primarily due to increases of $15.6 million in personnel costs, including $4.6 million of stock-based compensation, and $2.4 million in allocated facilities costs, partially offset by a decrease of $2.8 million in marketing expenses. The increase in personnel costs was primarily due to an increase in sales and marketing headcount in order to support our sales efforts and to continue to develop and maintain relationships with our clients. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth. The decrease in marketing costs was mainly related to a shift in our participation in industry events, tradeshows and related public relations activities.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

	Year Ended December 31,			2016 vs 2015 Change		2017 vs 2016 Change
	2015	2016	2017	$	%	$	%
	(in thousands, except percentages)
Technology and development	$12,819	$27,313	$52,806	$14,494	113%	$25,493	93%
Percent of revenue	11%	13%	17%

2016 Compared to 2015

The increase in technology and development expense was primarily due to increases of $10.1 million in personnel costs, including $1.4 million of stock-based compensation, $2.9 million in allocated facilities costs and $1.4 million in contractor and temporary staff costs. The increases in personnel costs and contractor and temporary staff costs were primarily attributable to increased headcount and use of contractor and temporary staff to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

2017 Compared to 2016

The increase in technology and development expense was primarily due to increases of $21.0 million in personnel costs, including $5.1 million of stock-based compensation, $3.5 million in allocated facilities costs and $1.0 million in contractor and temporary staff costs. The increases in personnel costs and contractor and temporary staff costs were primarily attributable to increased headcount and use of contractor and temporary staff to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with operating leases to support our growth.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

	Year Ended December 31,			2016 vs 2015 Change		2017 vs 2016 Change
	2015	2016	2017	$	%	$	%
	(in thousands, except percentages)
General and administrative	$13,276	$32,163	$58,446	$18,887	142%	$26,283	82%
Percent of revenue	12%	16%	19%

2016 Compared to 2015

The increase in general and administrative expense was primarily due to increases of $9.0 million in personnel costs, including $1.0 million of stock-based compensation, $4.9 million in professional services fees, $1.4 million in contractor and temporary staff costs and $1.3 million in bad debt expense. The increase in personnel costs and professional services fees was primarily related to finance and legal services to support our growth and in preparation for our IPO. The increase in contractor and temporary staff costs was primarily related to supplementing our finance headcount in preparation for our IPO. The increase in bad debt expense was primarily attributable to a reserve established for one client.

2017 Compared to 2016

The increase in general and administrative expense was primarily due to increases of $18.1 million in personnel costs, including $4.6 million of stock-based compensation, $3.9 million in professional services fees, $2.4 million in bad debt expense and $1.9 million in allocated facilities costs. The increase in personnel costs was primarily related to finance, human resources and legal headcount to support our growth. The increase in bad debt expense was primarily attributable to specific client reserves. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with operating leases to support our growth. The increase in third-party professional services fees was primarily related to finance and legal services to support our growth, including $1.5 million in legal, accounting, printing and other costs related to the secondary offerings completed in March and June 2017.

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Other Expense, Net

	Year Ended December 31,			2016 vs 2015	2017 vs 2016
	2015	2016	2017	$ Change	$ Change
	(in thousands)
Total other expense, net	$8,125	$13,684	$5,731	$5,559	$(7,953)

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

2017 Compared to 2016

The decrease in other expense, net was primarily due to decreases of $9.5 million in expense related to the fair value of our convertible preferred stock warrant liabilities, which were exercised as part of our IPO in September 2016, and $1.3 million in interest expense attributable to a reduction in our debt borrowings and the aforementioned liquidation fee. These decreases were partially offset by an increase in foreign currency exchange losses of $2.8 million resulting from higher foreign denominated accounts receivable and accounts payable balances in 2017 compared to 2016.

Provision for Income Taxes

	Year Ended December 31,
	2015	2016	2017
	(in thousands, except percentages)
Provision for income taxes	$13,926	$23,352	$12,827
Effective tax rate	46.6%	53.3%	20.2%

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

The difference between the effective tax rate in 2017 of 20.2% and the federal statutory income tax rate of 35% was primarily due to discrete benefits of $19.9 million associated with disqualifying dispositions of incentive stock options, partially offset by the impact of higher pre-tax income in U.S. jurisdictions.

Quarterly Results of Operations

The following tables set forth our quarterly unaudited consolidated statements of operations data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2017. We have prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2016	2016	2016	2016	2017	2017	2017	2017
	(in thousands)
Revenue	$30,378	$47,182	$52,956	$72,410	$53,352	$72,804	$79,413	$102,648
Operating expenses:
Platform operations	7,513	8,682	10,422	13,259	12,549	15,151	17,397	21,133
Sales and marketing	8,431	11,251	11,600	14,774	12,476	14,166	16,200	18,537
Technology and development	4,639	5,763	7,292	9,619	10,461	12,135	13,181	17,029
General and administrative	6,399	6,452	8,591	10,721	15,930	11,658	14,227	16,631
Total operating expenses	26,982	32,148	37,905	48,373	51,416	53,110	61,005	73,330
Income from operations	3,396	15,034	15,051	24,037	1,936	19,694	18,408	29,318
Total other expense, net	5,264	1,260	6,087	1,073	792	1,303	2,354	1,282
Income (loss) before income taxes	(1,868)	13,774	8,964	22,964	1,144	18,391	16,054	28,036
Provision for (benefit from) income taxes	(828)	6,176	5,320	12,684	(3,765)	(458)	5,825	11,225
Net income (loss)	$(1,040)	$7,598	$3,644	$10,280	$4,909	$18,849	$10,229	$16,811
Net income (loss) attributable to common stockholders	$(48,249)	$2,392	$972	$10,280	$4,909	$18,849	$10,229	$16,811
Net income (loss) per share attributable to common stockholders:
Basic	$(4.45)	$0.22	$0.08	$0.27	$0.13	$0.47	$0.25	$0.41
Diluted	$(4.45)	$0.15	$0.06	$0.24	$0.11	$0.43	$0.23	$0.38

The following table sets forth our unaudited consolidated results of operations for the specified periods as a percentage of our revenue for those periods.

	Three Months Ended
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sept 30,	Dec 31,
	2016	2016	2016	2016	2017	2017	2017	2017
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Operating expenses:
Platform operations	25	18	20	18	24	21	22	21
Sales and marketing	28	24	22	20	23	19	20	18
Technology and development	15	12	14	13	20	17	17	17
General and administrative	21	14	16	15	30	16	18	16
Total operating expenses	89	68	72	67	96	73	77	71
Income from operations	11	32	28	33	4	27	23	29
Total other expense, net	17	3	11	1	1	2	3	1
Income (loss) before income taxes	(6)	29	17	32	2	25	20	27
Provision for (benefit from) income taxes	(3)	13	10	18	(7)	(1)	7	11
Net income (loss)	(3)%	16%	7%	14%	9%	26%	13%	16%

*	Percentages may not sum due to rounding.

Liquidity and Capital Resources

At December 31, 2017, we had cash and cash equivalents of $156.0 million, including cash of $15.1 million held by our international subsidiaries, and working capital of $247.3 million.

We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our amended credit facility (see the section captioned “Amended Revolving Credit Agreement” below) will be sufficient to meet our working capital requirements for at least the next 12 months. Our current credit facility matures in May 2022. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Annual Report on Form 10-K.

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

Amended Revolving Credit Agreement

On May 9, 2017, we, a syndicate of banks, led by Citibank, N.A., and Citibank, N.A., as agent, entered into an Amended and Restated Loan and Security Agreement, which we refer to as the Amended Revolving Credit Agreement. The Amended Revolving Credit Agreement, among other things, provides for an increase of $75.0 million in the aggregate principal amount of commitments available under our senior secured asset-based revolving credit facility, or Revolving Credit Facility, and provides us greater flexibility with respect to working capital, acquisitions and general corporate purposes. Available funding commitments under the Revolving Credit Facility, subject to certain conditions, total up to $200.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase the Revolving Credit Facility by an amount not to exceed $100.0 million. Any borrowings under the Revolving Credit Facility are due in full in May 2022. We may prepay the borrowings without penalty at any time. The Revolving Credit Agreement is collateralized by substantially all of our assets, including a pledge of certain of our accounts receivable, deposit accounts, intellectual property, investment property, and equipment, and availability under the Amended Revolving Credit Agreement is based on a percentage of eligible accounts receivable, as reduced by certain reserves. As of December 31, 2017, our outstanding principal balance under the Revolving Credit Facility was $27.0 million, and in January 2018, we repaid this balance.

For additional information regarding the Amended Revolving Credit Agreement, refer to Note 8—Debt.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Cash flows provided by (used in) operating activities	$(36,560)	$75,031	$31,224
Cash flows used in investing activities	(6,376)	(9,221)	(16,064)
Cash flows provided by financing activities	29,668	63,543	7,390
Increase (decrease) in cash and cash equivalents	$(13,268)	$129,353	$22,550

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

In 2017, cash provided by operating activities of $31.2 million resulted from a net decrease in our working capital of $49.5 million, partially offset by our net income of $50.8 million and adjustments to add back non-cash expenses of $29.9 million. The net decrease in working capital was primarily related to an increase in accounts receivable of $224.6 million, partially offset by an increase in accounts payable of $171.8 million. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients and the increase in accounts payable was primarily due to the timing of payments to suppliers.

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

In 2017, we used $16.1 million of cash in investing activities, consisting of $10.1 million to purchase property and equipment, $3.0 million of investments in capitalized software, and $3.0 million for certain assets accounted for as a business acquisition.

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

In 2017, cash provided by financing activities of $7.4 million was primarily due to proceeds from the employee stock purchase plan of $7.0 million and proceeds from stock option exercises of $2.6 million, partially offset by repayments under financing obligations of $1.0 million and taxes paid related to net settlement of restricted stock of $1.0 million.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at December 31, 2017 other than operating leases and the indemnification agreements described in Note 13 of “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Contractual Obligations and Known Future Cash Requirements

Our principal commitments consist of our debt obligations and non-cancelable leases for our various office facilities. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our contractual obligations, including interest, at December 31, 2017:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Debt obligations (1)	$31,185	$961	$1,925	$28,299	$—
Operating lease obligations	31,753	7,570	15,111	8,861	211
Other contractual commitments	36,999	27,914	9,085	—	—
Total minimum payments	$99,937	$36,445	$26,121	$37,160	$211

(1)

Includes $27.0 million of principal obligations pursuant to our revolving credit facility as of December 31, 2017. Our revolving credit facility matures in May 2022. Interest on the principal balance was estimated from January 1, 2018 to the maturity date using the LIBOR rate as of December 31, 2017 (1.6%) plus the applicable margin (2.0%). In January 2018, we repaid the outstanding principal and accrued interest in the aggregate amount of $27.1 million.

As of December 31, 2017, our total amount of gross unrecognized tax benefits was $3.1 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. Due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.

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

We report revenue net of amounts we pay suppliers for the cost of advertising inventory, data and add-on features in conformity with Accounting Standards Codification 605-45, Revenue Recognition—Principal Agent Considerations. The determination of whether we are the principal or agent, and hence whether to report revenue on a gross basis for the amount of the advertising inventory, third-party data and other add-on features the buyers purchase using the platform plus our platform fees or on a net basis for the amount of platform fees charged to the buyer, requires us to evaluate a number of indicators, none of which is presumptive or determinative. We determined that we are not the primary obligor for the purchase of advertising inventory, third-party data and other add-on features but rather the primary obligor to provide a platform that enables buyers to bid on advertising inventory, and use data and other add-on features in designing and executing their campaigns. We do not have pricing latitude with respect to cost of advertising inventory, third-party data and other add-on features purchased by clients through our platform. The fee we charge clients is a percentage of their spend through the platform, similar to a commission, and our fee is not contingent on the results of an advertising campaign. The client can select the advertising inventory supplier, third-party data and other add-on features through the platform. We have credit risk on the spend through our platform as we are required to pay suppliers irrespective of whether we collect from clients.

As a result of these and other factors, we have determined we are not the principal in the purchase and sale of advertising inventory, data and other add-on features in all of our arrangements and we therefore report revenue on a net basis for the fees we charge clients.

Stock-Based Compensation

Compensation expense related to stock options, restricted stock awards and units, which we refer to, collectively, as restricted stock, and awards granted under our employee stock purchase plan, or ESPP, is measured and recognized in our consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock is calculated using the closing market price of our common stock on the date of grant. Stock-based compensation expense related to stock options and restricted stock is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. Stock-based compensation expense for ESPP awards is recognized on a graded-vesting attribution basis over the requisite service period of each award.

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

Risk -Free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities approximating the expected term of the awards.

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

Volatility. Because we have a short trading history for our common stock, we determine the price volatility based on the historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the award, and during the year ended December 31, 2017, we began to include a blend of implied volatilities from our traded options.

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options:

	Year Ended December 31,
	2015	2016	2017
Expected term (in years)	6.0	6.0	6.0
Expected volatility	64.5%	58.1%	52.6%
Risk-free interest rate	1.62%	1.62%	2.03%
Estimated dividend yield	—%	—%	—%

During the year ended December 31, 2016, we early adopted Accounting Standards Update, or ASU, No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share—Based Payment Accounting and changed our policy from estimating forfeitures to recording forfeitures when they occur. The impact of forfeitures on our historical consolidated financial statements was not material. However, since we account for forfeitures when they occur rather than estimating for the purposes of determining our stock-based compensation expense, our operating results may be impacted in the period in which significant forfeitures occur.

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

On December 22, 2017, "H.R.1," known as the "Tax Cuts and Jobs Act," was signed into law. The primary impact of H.R.1 on our consolidated results from operations for the year ended December 31, 2017 and consolidated balance sheet as of December 31, 2017 was the revaluation of deferred taxes by $0.6 million resulting from the reduction in the U.S. federal corporate income tax rate from 35% to 21%. Given cumulative overseas deficits, no liability for foreign earnings and profits has been established.

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 of “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign currency exchange and inflation risks.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our revolving credit facility as of December 31, 2017, a hypothetical one percentage point increase or decrease in the interest rate under our revolving credit facility would result in a corresponding increase or decrease in interest expense of approximately $0.3 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, the Canadian Dollar, British Pound, Australian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2017, would result in a foreign currency loss of approximately $9.2 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

Item 8. Financial Statements and Supplementary Data

THE TRADE DESK, INC.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations,” which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Trade Desk, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Trade Desk, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to an absence of information technology general controls over certain financially significant applications existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 27, 2018

We have served as the Company’s auditor since 2015.

THE TRADE DESK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	As of December 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$133,400	$155,950
Accounts receivable, net	377,240	599,565
Prepaid expenses and other current assets	5,763	10,298
TOTAL CURRENT ASSETS	516,403	765,813
Property and equipment, net	14,779	17,405
Deferred income taxes	1,778	3,359
Other assets, non-current	4,636	10,587
TOTAL ASSETS	$537,596	$797,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$321,163	$490,377
Accrued expenses and other current liabilities	22,973	28,155
TOTAL CURRENT LIABILITIES	344,136	518,532
Debt, net	25,847	27,000
Other liabilities, non-current	3,233	6,049
TOTAL LIABILITIES	373,216	551,581
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of December 31, 2016 and 2017	—	—
Common stock, par value $0.000001; 1,000,000 Class A shares authorized as of December 31, 2016 and 2017; 10,071 and 32,486 shares issued and outstanding as of December 31, 2016 and 2017, respectively; 95,000 Class B shares authorized as of December 31, 2016 and 2017; 29,060 and 9,155 shares issued and outstanding as of December 31, 2016 and 2017, respectively	—	—
Additional paid-in capital	179,198	209,603
Retained earnings (accumulated deficit)	(14,818)	35,980
TOTAL STOCKHOLDERS’ EQUITY	164,380	245,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$537,596	$797,164

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2016	2017
Revenue	$113,836	$202,926	$308,217
Operating expenses:
Platform operations	22,967	39,876	66,230
Sales and marketing	26,794	46,056	61,379
Technology and development	12,819	27,313	52,806
General and administrative	13,276	32,163	58,446
Total operating expenses	75,856	145,408	238,861
Income from operations	37,980	57,518	69,356
Interest expense	1,141	3,075	1,791
Change in fair value of preferred stock warrant liabilities	5,961	9,458	—
Foreign currency exchange loss, net	1,023	1,151	3,940
Total other expense, net	8,125	13,684	5,731
Income before income taxes	29,855	43,834	63,625
Provision for income taxes	13,926	23,352	12,827
Net income	$15,929	$20,482	$50,798
Net income (loss) attributable to common stockholders	$8,764	$(26,727)	$50,798
Net income (loss) per share attributable to common stockholders:
Basic	$0.85	$(1.46)	$1.26
Diluted	$0.39	$(1.46)	$1.15
Weighted average shares outstanding:
Basic	10,290	18,280	40,262
Diluted	16,779	18,280	44,056

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

						Retained	Total
	Convertible		Class A and B		Additional	Earnings	Stockholders’
	Preferred Stock		Common Stock (1)		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of December 31, 2014	66,330	$27,997	10,166	$—	$488	$(6,619)	$(6,131)
Modification to Series B participation rights	—	(3,793)	—	—	—	3,793	3,793
Exercise of common stock options	—	—	711	—	166	—	166
Issuance of common stock to employee	—	—	7	—	—	—	—
Stock-based compensation	—	—	—	—	385	—	385
Net income	—	—	—	—	—	15,929	15,929
Balance as of December 31, 2015	66,330	24,204	10,884	—	1,039	13,103	14,142
Exercise of common stock options	—	—	785	—	488	—	488
Stock-based compensation	—	—	—	—	5,144	—	5,144
Issuance of series C convertible preferred stock, net of issuance costs	11,501	59,871	—	—	—	—	—
Reclassification of preferred stock warrant liability upon net exercise of warrant	789	3,789	—	—	—	—	—
Repurchase of convertible preferred stock	(12,384)	(4,623)	—	—	(1,168)	(46,041)	(47,209)
Repurchase and retirement of common stock	—	—	(189)	—	—	(2,362)	(2,362)
Issuance of Class A common stock upon IPO, net of underwriters’ commissions and offering costs of $10,366	—	—	4,667	—	73,634	—	73,634
Conversion of convertible preferred stock to Class B common stock in connection with IPO	(66,236)	(83,241)	22,079	—	83,241	—	83,241
Conversion of warrant for convertible preferred stock to a warrant for Class B common stock in connection with IPO	—	—	—	—	12,596	—	12,596
Net exercise of warrant to purchase Class B common stock	—	—	449	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	276	—	4,224	—	4,224
Grants of restricted stock	—	—	180	—	—	—	—
Net income	—	—	—	—	—	20,482	20,482
Balance as of December 31, 2016	—	—	39,131	—	179,198	(14,818)	164,380
Exercise of common stock options	—	—	1,932	—	2,565	—	2,565
Stock-based compensation	—	—	—	—	21,860	—	21,860
Issuance of common stock under employee stock purchase plan	—	—	433	—	6,997	—	6,997
Restricted stock, net of forfeitures and shares withheld for taxes	—	—	145	—	(1,017)	—	(1,017)
Net income	—	—	—	—	—	50,798	50,798
Balance as of December 31, 2017	—	$—	41,641	$—	$209,603	$35,980	$245,583

(1)

See Note 9-Capitalization for discussion of the establishment of the Company’s two classes of common stock and the reclassification of its common stock into Class B common stock prior to the Company’s initial public offering (“IPO”) in September 2016.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2016	2017
OPERATING ACTIVITIES:
Net income	$15,929	$20,482	$50,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,828	3,798	7,209
Stock-based compensation	374	5,056	21,317
Change in fair value of preferred stock warrant liabilities	5,961	9,458	—
Deferred income taxes	338	(607)	(1,581)
Bad debt expense	542	1,890	4,289
Other	176	1,160	(1,303)
Changes in operating assets and liabilities:
Accounts receivable	(114,170)	(187,736)	(224,636)
Prepaid expenses and other assets	(3,040)	(2,675)	(5,033)
Accounts payable	50,021	209,483	171,793
Accrued expenses and other liabilities	5,481	14,722	8,371
Net cash provided by (used in) operating activities	(36,560)	75,031	31,224
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,128)	(6,884)	(10,110)
Capitalized software development costs	(1,799)	(2,337)	(2,954)
Business acquisition	—	—	(3,000)
Redemption of short-term investment	551	—	—
Net cash used in investing activities	(6,376)	(9,221)	(16,064)
FINANCING ACTIVITIES:
Proceeds from line of credit	30,000	75,847	—
Repayment on line of credit	(15,000)	(65,000)	—
Proceeds from term debt	15,000	—	—
Repayment of term debt	—	(30,000)	—
Payment of debt financing costs	(190)	(976)	(154)
Payment of financing obligations	(109)	(550)	(1,001)
Proceeds from issuance of Series C convertible preferred stock	—	60,000	—
Repurchase of preferred stock and common stock	—	(54,000)	—
Proceeds from exercise of stock options	166	488	2,565
Proceeds from employee stock purchase plan	—	4,224	6,997
Taxes paid related to net settlement of restricted stock	—	—	(1,017)
Payment of stock repurchase costs	(39)	(155)	—
Payment of Series C convertible preferred stock offering cost	—	(129)	—
Proceeds from the issuance of Class A common stock in initial public offering, net of underwriting commissions	—	78,120	—
Payment of offering costs—initial public offering	(160)	(4,326)	—
Net cash provided by financing activities	29,668	63,543	7,390
Increase (decrease) in cash and cash equivalents	(13,268)	129,353	22,550
Cash and cash equivalents—Beginning of year	17,315	4,047	133,400
Cash and cash equivalents—End of year	$4,047	$133,400	$155,950
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$12,931	$16,740	$19,163
Cash paid for interest	$895	$1,696	$1,320
Capitalized assets financed by accounts payable	$88	$3,490	$701
Tenant improvements paid by lessor	$—	$—	$640
Debt financing costs included in debt, net	$—	$—	$1,153
Stock-based compensation included in capitalized software development costs	$11	$88	$543
Conversion of convertible preferred stock to Class B common stock	$—	$83,241	$—
Conversion of warrant for convertible preferred stock to a warrant for Class B common stock and net exercise of warrant to purchase Class B common stock	$—	$12,596	$—
Deferred initial public offering costs and stock repurchase costs included in accounts payable	$58	$—	$—
Net exercise of warrants to purchase Series Seed convertible preferred stock	$—	$3,789	$—
Asset retirement obligation	$—	$354	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations

The Trade Desk, Inc. (the “Company”) was formed in November 2009 as a Delaware corporation. The Company is headquartered in Ventura, California and has offices in various cities in the United States (“U.S.”), Europe, Asia and Australia. The Company is a global technology company that empowers ad buyers by providing a self-service omnichannel software platform that enables its clients to purchase and manage data-driven digital advertising campaigns across various advertising channels and formats.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company has no components of other comprehensive income (loss), and accordingly, the Company’s comprehensive income is the same as its net income for all periods presented.

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

On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for doubtful accounts, (3) the useful lives of property and equipment and capitalized software development costs, (4) income taxes, (5) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock-based compensation, (6) the recognition and disclosure of contingent liabilities and (7) the assumptions used in valuing acquired assets and assumed liabilities in business combinations. These estimates are based on historical data and experience, as well as, various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Prior to the IPO, the Company used estimates to determine the value of common and preferred stock which required the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.

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

The Company reports revenue net of amounts it pays suppliers for the cost of advertising inventory, data and add-on features in conformity with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition -Principal Agent Considerations. The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis for the amount of the advertising inventory, third-party data and other add-on features the clients purchase using the platform plus the Company’s platform fees or on a net basis for the amount of platform fees charged to the client, requires the Company to evaluate a number of indicators, none of which is presumptive or determinative. The Company determined that it is not the primary obligor for the purchase of advertising inventory, third-party data and other add-on features but rather the primary obligor to provide a platform that enables clients to bid on advertising inventory, and use data and other add-on features in designing and executing their campaigns. The Company does not have pricing latitude with respect to the cost of advertising inventory, third-party data and other add-on features purchased by clients through the Company’s platform. The fee the Company charges clients is a percentage of their purchases through the Company’s platform, similar to a commission, and the Company’s fee is not contingent on the results of an advertising campaign. The client has supplier selection for the advertising inventory, third-party data and other add-on features through the platform. The Company has credit risk on the gross spend through the Company’s platform, which includes the amounts due to suppliers for purchases through the Company’s platform plus the Company’s platform fees, as the Company is required to pay suppliers irrespective of whether the Company collects from clients.

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

Operating Expenses

The Company classifies its operating expenses into four categories:

Platform Operations. Platform operations expense consists of expenses related to hosting the Company’s platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (QPS) and providing support to clients. Platform operations expense includes hosting costs, personnel costs, and amortization of acquired technology and capitalized software costs for the development of the Company’s platform, including allocated overhead. Personnel costs included in platform operations include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel who provide the Company’s clients with support using the Company’s platform and the Company’s network operations group, who support the Company’s platform. The Company capitalizes certain costs associated with the development of the Company’s platform and amortizes these costs over their estimated useful lives in platform operations expense. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount.

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

Technology and Development. The Company’s technology and development expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs, third-party consultant costs associated with the ongoing development and maintenance of the Company’s platform, amortization of capitalized third-party software used in the development of the Company’s platform and allocated overhead. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualify for capitalization, which are then recorded as capitalized software development costs included in other assets, non-current on the Company’s consolidated balance sheet. The Company amortizes capitalized software development costs relating to the Company’s platform to platform operations expense.

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

Stock-Based Compensation

Compensation expense related to stock options, restricted stock awards and units, which are referred to collectively as restricted stock, and awards granted under the Company’s employee stock purchase plan (“ESPP”), is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock is calculated using the closing market price of the Company’s common stock on the date of grant. Stock-based compensation expense related to stock options and restricted stock is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. Stock-based compensation expense for ESPP awards is recognized on a graded-vesting attribution basis over the requisite service period of each award.

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

Risk -Free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities approximating the expected term of the awards.

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

Volatility. Because the Company has a short trading history for its common stock, the Company determines the price volatility based on the historical volatilities of a publicly traded peer group based on daily price observations over a period equivalent to the expected term of the award, and during the year ended December 31, 2017, the Company began to include a blend of implied volatilities from its traded options.

Dividend Yield. The dividend yield assumption is based on the Company’s history and current expectations of dividend payouts. The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future, so the Company used an expected dividend yield of zero.

During the year ended December 31, 2016, the Company early adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share—Based Payment Accounting and changed its policy from estimating forfeitures to recording forfeitures when they occur. The impact of forfeitures on the Company’s historical consolidated financial statements was not material and the Company’s adoption of this guidance was also not material. The change in accounting policy to record forfeitures when they occur and the requirement to record excess tax benefits when they occur in the statement of operations has resulted in a reduction in the Company’s effective tax rate and may result in volatility in earnings in the future.

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

On December 22, 2017, "H.R.1," known as the "Tax Cuts and Jobs Act," was signed into law. The primary impact of H.R.1 on the Company’s consolidated results from operations for the year ended December 31, 2017 and consolidated balance sheet as of December 31, 2017 was the revaluation of deferred taxes by $0.6 million resulting from the reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Given cumulative overseas deficits, no liability for foreign earnings and profits has been established.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding. The Company applies the two-class method to allocate net income (loss) between common and other participating securities based on their participation rights. Prior to the conversion of preferred stock to common stock concurrent with the IPO and because the holders of the Company’s convertible preferred stock were entitled to participate in dividends, the Company allocated net income to common and preferred stock based on their respective rights to receive dividends, whether or not declared. For 2015, the adjustment to the carrying value of the Series B preferred stock (Note 9) has been recorded as a benefit to net income attributable to common stockholders. For 2016, the excess of the repurchase price of preferred stock over its carrying value (Note 9) has been recorded as a reduction to net income to determine net loss attributable to common stockholders.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, consisting of money market funds, are carried at fair value. Refer to Note 6—Fair Value Measurements for additional information regarding the fair value of cash equivalents.

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

The following table presents changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2016	2017
Beginning balance	$172	$686	$2,574
Add: bad debt expense	542	1,890	4,289
Less: write-offs, net of recoveries	(28)	(2)	(4,606)
Ending balance	$686	$2,574	$2,257

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

Business Combinations

The results of a business acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

In October 2017, the Company paid $3.0 million in cash for certain assets of a data company accounted for as a business combination. These assets primarily consisted of acquired technology and goodwill which are included in other assets, non-current.

Operating Leases

The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term. The Company begins recognition of rent expense on the date of initial possession, which is generally when the Company enters the leased premises and begins to make improvements in preparation for its intended use. Some of the Company’s lease arrangements provide for concessions by the landlords, including payments for leasehold improvements and rent-free periods. The Company accounts for the difference between the straight-line rent expense and rent paid as deferred rent.

Debt Issuance Costs

Debt issuance costs related to the term loans have been recorded as a reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method. Debt financing costs associated with credit facilities have been deferred and recorded in other assets, non-current and are amortized to interest expense on a straight-line basis over the term of the credit facilities.

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

Certain long lived assets including capitalized software development costs are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. To date, no material impairments have been recorded on those assets.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions and its cash levels exceed the Federal Deposit Insurance Corporation (FDIC) federally insured limits.

For 2015, two clients each accounted for 12% of Gross Billings. For 2016, three clients accounted for 15%, 13% and 11%, respectively, of Gross Billings. For 2017, three clients accounted for 22%, 11% and 10%, respectively, of Gross Billings.

As of December 31, 2016, three clients accounted for 27%, 13% and 12%, respectively, of consolidated accounts receivable. As of December 31, 2017, three clients accounted for 33%, 14% and 11%, respectively, of consolidated accounts receivable.

As of December 31, 2016, one supplier accounted for 10% of consolidated accounts payable. As of December 31, 2017, one supplier accounted for 12% of consolidated accounts payable.

Foreign Currency Transactions and Translation

The Company has entities operating in various countries. Each of these entities’ functional currency is the U.S. Dollar. Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Net transaction losses were approximately $1.0 million, $1.2 million, and $3.9 million for the years ended December 31, 2015, 2016 and 2017, respectively, and are included in foreign currency exchange loss, net in the accompanying consolidated statements of operations.

Commencing in 2015 the Company entered into forward contracts to hedge foreign currency exposures related primarily to the Company’s foreign currency denominated accounts receivable. The Company does not designate the foreign exchange forward contracts as hedges for accounting purposes and changes in the fair value of the foreign exchange forward contracts are recorded in foreign exchange loss, net in the accompanying consolidated statements of operations. As of December 31, 2016 and 2017, the Company had open forward contracts with aggregate notional amounts of $27.1 million and $58.4 million, respectively. The fair value of the open forward contracts was not material. The Company’s forward contracts generally have terms of 30-210 days.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB approved the deferral of the new standard by one year, which defers the effective date of ASU 2014-09 by one year. In 2016, the FASB issued additional amendments to the new revenue guidance. This guidance is effective for annual reporting periods beginning after December 31, 2017, including interim periods within that reporting period. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company used the modified retrospective approach transition method to adopt this guidance on January 1, 2018 and has determined that adoption of this guidance does not have an impact on its consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements, the Company expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes such interim period. The adoption of ASU 2016-15 should be applied using a retrospective transition method to each period presented, unless impracticable to do so. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting in FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The computations of the numerators and denominators of the basic and diluted net income (loss) per share attributable to common stockholders are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2016	2017
Net income (loss) per share attributable to common stockholders—basic:
Numerator:
Net income	$15,929	$20,482	$50,798
Less: Income attributable to convertible preferred stock	(10,958)	—	—
Add: Preferred stock modification	3,793	—	—
Less: Premium on repurchase of convertible preferred stock	—	(47,209)	—
Net income (loss) attributable to common stockholders	$8,764	$(26,727)	$50,798
Denominator:
Weighted-average shares outstanding	10,290	18,280	40,262
Net income (loss) per share attributable to common stockholders—basic	$0.85	$(1.46)	$1.26
Net income (loss) per share attributable to common stockholders—diluted:
Numerator:
Net income (loss) attributable to common stockholders—basic	$8,764	$(26,727)	$50,798
Add: Income attributable to dilutive convertible preferred stock	1,624	—	—
Less: Preferred stock modification	(3,793)	—	—
Net income (loss) attributable to common stockholders—diluted	$6,595	$(26,727)	$50,798
Denominator:
Weighted-average shares outstanding	10,290	18,280	40,262
Dilutive convertible preferred stock	2,790	—	—
Options to purchase common stock	3,699		3,415
Employee stock purchase plan shares	—	—	268
Restricted stock	—	—	111
Weighted-average shares outstanding—diluted	16,779	18,280	44,056
Net income (loss) per share attributable to common stockholders—diluted	$0.39	$(1.46)	$1.15

The following table presents the anti-dilutive shares excluded from the calculation of diluted net income (loss) per share attributable to common stockholders (in thousands):

	Year Ended December 31,
	2015	2016	2017
Anti-dilutive equity awards under stock-based award plans	248	6,069	1,246
Common shares issuable upon conversion of convertible preferred stock	19,320	—	—
Common shares issuable upon conversion of preferred stock warrants	547	—	—
Total shares excluded from net income (loss) per share attributable to common stockholders—diluted	20,115	6,069	1,246

Note 4—Property and Equipment, Net

Major classes of property and equipment were as follows (in thousands):

	As of December 31,
	2016	2017
Computer equipment	$2,542	$4,520
Purchased software	6,686	7,735
Furniture and fixtures	2,563	4,306
Construction in progress	2,319	102
Leasehold improvements	4,374	9,645
	18,484	26,308
Less: Accumulated depreciation	(3,705)	(8,903)
	$14,779	$17,405

Depreciation expense for 2015, 2016 and 2017 was $1.0 million, $2.4 million and $5.3 million respectively.

The Company has purchased software under a financing arrangement where the Company makes installment payments over a four-year period. The Company has taken possession of the software and runs the software on its own equipment. As of December 31, 2016 and 2017, the software had a cost basis of $1.8 million. Accumulated depreciation on this software as of December 31, 2016 and 2017 was $0.9 million and $1.2 million, respectively. Depreciation expense on this software was $0.4 million for 2015, 2016 and 2017.

To date, there have been no impairment charges to property and equipment.

Note 5—Capitalized Software Development Costs

Capitalized software development costs, included in other assets, non-current, were as follows (in thousands):

	As of December 31,
	2016	2017
Capitalized software development costs, gross	$4,280	$6,133
Less: Accumulated amortization	(1,520)	(1,734)
Capitalized software development costs, net	$2,760	$4,399

The Company capitalized $1.8 million, $2.4 million and $3.5 million of software development costs in 2015, 2016 and 2017, respectively. Amortization expense was $0.9 million, $1.4 million and $1.9 million for 2015, 2016 and 2017, respectively. Based on the Company’s capitalized software development costs ready for intended use as of December 31, 2017, estimated amortization expense of $1.9 million and $0.8 million is expected to be recognized in 2018 and 2019, respectively. Amortization has not started on $1.7 million of capitalized software development costs that are not yet ready for intended use as of December 31, 2017.

Note 6—Fair Value Measurements

At December 31, 2017, cash equivalents of $5.0 million consisted of money market funds, which were classified as Level 1 of the fair value hierarchy and are valued using quoted market prices in active markets. The Company had no cash equivalents at December 31, 2016. The Company had no other material financial instruments that were measured at fair value at December 31, 2016 and 2017.

The Company’s preferred stock warrants are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below (in thousands):

	Year Ended December 31,
	2015	2016
Beginning balance	$966	$6,927
Change in value of preferred stock warrants recorded in other expense, net	5,961	9,458
Reclassification to convertible preferred stock upon net exercise of Series Seed warrant in February 2016	—	(3,789)
Conversion of preferred stock warrants to common stock warrants upon the closing of the Company’s IPO on September 26, 2016	—	(12,596)
Ending balance	$6,927	$—

In connection with the IPO, outstanding warrants exercisable for 1,382,505 shares of convertible preferred stock were automatically converted into warrants exercisable for 460,834 shares of Class B common stock and net exercised resulting in the issuance of 448,545 shares of Class B common stock based on the IPO price of $18.00 per share and taking into account the 1-for-3 reverse stock split. The aggregate fair value of these warrants upon the closing of the IPO was $12.6 million, which was reclassified from liabilities to additional paid-in capital.

The Company determined the fair value of the preferred stock warrants utilizing the Black-Scholes model with the following assumptions:

	Series Seed		Series A-3
	As of		As of
	Dec 31, 2015	Sept 26, 2016	Dec 31, 2015	Sept 26, 2016
Contractual term (years)	5.7	4.9	7.2	6.5
Expected volatility	60.3%	59.1%	61.3%	59.1%
Risk-free interest rate	1.84%	1.12%	2.09%	1.34%
Estimated dividend yield	—%	—%	—%	—%

Note 7—Accounts Payable

Accounts payable included the following (in thousands):

	As of December 31,
	2016	2017
Accounts payable–media and data	$307,018	$477,716
Accounts payable–other	14,145	12,661
Total	$321,163	$490,377

Note 8—Debt

Amended Revolving Credit Agreement

On May 9, 2017, the Company, a syndicate of banks, led by Citibank, N.A., and Citibank, N.A., as agent, entered into an amended and restated loan and security agreement (the “Amended Revolving Credit Agreement”). Among other things, the Amended Revolving Credit Agreement provides for an increase of $75.0 million in the aggregate principal amount of commitments available under the Company’s senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) and provides the Company with greater flexibility with respect to working capital, acquisitions and general corporate purposes. Available funding commitments to the Company under the Revolving Credit Facility, subject to certain conditions, total up to $200.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances and subject to certain conditions, the Company has the right to increase the Revolving Credit Facility by an additional amount not to exceed $100.0 million. Any borrowings under the Revolving Credit Facility are due in full in May 2022. The Company may prepay the borrowings without penalty at any time. The Amended Revolving Credit Agreement is collateralized by substantially all of the Company’s assets, including a pledge of certain of the Company’s accounts receivable, deposit accounts, intellectual property, investment property, and equipment. Availability under the Revolving Credit Facility was $168.1 million at December 31, 2017, and is based on a percentage of eligible accounts receivable, as reduced by certain reserves.

Loans under the Revolving Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or a LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a fluctuating interest rate equal to the greatest of (1) the federal funds rate plus 0.50%, (2) Citibank, N.A.’s prime rate, and (3) one month LIBOR rate plus 2.0%. The applicable margin is defined as a rate between 1.0% to 1.5% for Base Rate Borrowings and between 2.0% and 2.5% for LIBOR Rate Borrowings, depending on the amount of average excess availability on the Revolving Credit Facility. The fee for undrawn amounts ranges from 0.325% to 0.375%. Interest is payable either (a) monthly for Base Rate Borrowings or (b) for LIBOR Rate Borrowings, on the earlier of (1) the last day of the interest period which can be one, two, three or six months as selected by the Company or (2) the last day of each three month interval. The Company will also be required to pay customary letter of credit fees, as necessary.

The Amended Revolving Credit Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of its business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Revolving Credit Agreement also requires that if the Company’s excess availability is less than the greater of (a) $15.0 million and (b) 12.5% of the lesser of (1) the borrowing base then in effect and (2) the commitments under the Revolving Credit Facility then in effect, the Company will maintain a consolidated fixed charge coverage ratio of at least 1.15 to 1.00. As of December 31, 2017, the Company was in compliance with all covenants.

The Revolving Credit Facility matures and all outstanding amounts become due and payable on May 9, 2022. Under the Revolving Credit Facility, the Company had an outstanding debt, net balance of $27.0 million that bore interest at weighted average rate of 3.6% as of December 31, 2017. In January 2018, the Company repaid the outstanding principal and accrued interest in the aggregate amount of $27.1 million.

In connection with the Company’s prior debt facility, the Company was required to pay a fee of $0.8 million upon the occurrence of the IPO. This liquidation fee was paid upon the completion of the IPO and recorded as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2016.

Note 9—Capitalization

In September 2016, and in preparation of the IPO and the establishment of two classes of common stock, each share of the then outstanding common stock was reclassified to Class B common stock. The Company sold Class A common stock in the IPO. The Class A and Class B have the same rights and preferences including rights to dividends, except the Class B is entitled to ten votes per share and the Class A is entitled to one vote per share. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company’s restated certificate of incorporation, including, without limitation, certain transfers for tax and estate planning purposes. During the period from September 2016 through December 2016, 4.2 million shares of Class B common stock were converted to Class A common stock, and during the year ended December 31, 2017, 21.8 million shares of Class B common stock were converted to Class A common stock. In addition, upon the earlier of (1) the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of the then outstanding shares of Class A common stock and Class B common stock and (2) the affirmative vote or written consent of the holders of at least 66 2 ⁄ 3 % of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock will convert automatically into Class A common stock, and no additional shares of Class B common stock will be issued. Prior to the reclassification of existing common stock to Class B common stock, the existing common stock was entitled to one vote per share.

As of December 31, 2017, the Company is authorized to issue 1,095,000,000 shares of common stock, par value $0.000001 per share, and 100,000,000 shares of preferred stock, par value, $0.000001 per share. The authorized common stock consists of 1,000,000,000 shares of Class A common stock and 95,000,000 shares of Class B common stock.

No shares of preferred stock are outstanding as of December 31, 2016 and 2017. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

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

Modification of Series B Preferred Stock

In 2015, the Series B preferred stockholders agreed to modify the then liquidation rights and preference of the Series B preferred stock. The Company recorded the modification as an extinguishment as the fair value of the Series B preferred stock immediately before and immediately after the modification were substantially different (i.e., more than10%). The Company recorded the difference between the carrying value of the Series B preferred stock and the fair value after the modification, of $3.8 million, as a reduction to the carrying value of the Series B preferred stock and a reduction to accumulated deficit. The $3.8 million has been recorded as an adjustment to the net income attributable to common stockholders in accordance with ASC 260, Earnings per Share.

Rights and Preferences of Convertible Preferred Stock

Prior to the Company’s IPO, the Company’s convertible preferred stock had voting rights that allowed the holder to vote the number of common stock equal to which such shares of preferred stock could be converted; entitled the preferred stockholders to certain dividend right; entitled the holders to preference in payment upon a liquidation event, including upon a change in control, prior to the common stock holders equal to the greater of the original purchase price plus any dividends or such amount per share as would have been payable had all shares of the preferred stock been converted into common stock; and were convertible at the option of the holder at any time or automatically upon a qualified IPO.

Note 10—Stock-Based Compensation

Total stock-based compensation expense, by operating expense category, recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Platform operations	$71	$756	$2,674
Sales and marketing	127	1,707	6,261
Technology and development	85	1,513	6,661
General and administrative	91	1,080	5,721
Total	$374	$5,056	$21,317

Stock-Based Award Plans

The Company is authorized to issue stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based and cash-based awards under its 2016 Incentive Award Plan. As of December 31, 2017, 3.5 million shares remained available for grant under the Company’s 2016 Incentive Award Plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 4% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors.

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date, and expire no later than 10 years from the date of grant. Restricted stock awards and units, which are referred to collectively as restricted stock, generally vest over four years, subject to the holder’s continued service through the vesting date.

Stock Option Information

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016 (1)	5,429	$4.94
Granted	1,473	44.20
Exercised	(1,932)	1.33
Cancelled	(225)	18.49
Outstanding as of December 31, 2017 (2)	4,745	$17.96	7.4	$136,085
Exercisable as of December 31, 2017	2,242	$4.81	5.9	$91,829

(1)	Includes options to purchase 389 and 5,040 shares of Class A and Class B common stock, respectively.
(2)	Includes options to purchase 1,780 and 2,965 shares of Class A and Class B common stock, respectively.

The fair value of options on the date of grant is estimated based on the Black-Scholes option pricing model. The weighted average assumptions used to value options granted to employees for the periods presented were as follows:

	Year Ended December 31,
	2015	2016	2017
Expected term (years)	6.0	6.0	6.0
Expected volatility	64.5%	58.1%	52.6%
Risk-free interest rate	1.62%	1.62%	2.03%
Estimated dividend yield	—%	—%	—%

The weighted average grant date fair value per share of stock options granted for the years ended December 31, 2015, 2016 and 2017 and were $1.12, $11.61 and $22.48, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2016 and 2017 were $1.9 million, $13.7 million and $84.8 million, respectively.

Stock-based compensation expense related to stock options was $0.4 million, $1.7 million and $7.9 million for the years ended December 31, 2015, 2016 and 2017, respectively. At December 31, 2017, the Company had unrecognized employee stock-based compensation relating to stock options of approximately $36.7 million, which is expected to be recognized over a weighted-average period of 2.8 years.

On January 1, 2018, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.7 million shares in accordance with plan provisions.

Restricted Stock and Restricted Stock Units

The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested as of December 31, 2016	193	$29.65
Granted	307	43.76
Vested	(54)	30.06
Forfeited	(28)	29.97
Unvested as of December 31, 2017	418	$39.95

Stock-based compensation expense related to restricted stock was $0.1 million and $2.7 million for the years ended December 31, 2016 and 2017, respectively. At December 31, 2017, the Company had unrecognized employee stock-based compensation relating to restricted stock of approximately $15.6 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Employee Stock Purchase Plan

In September 2016, the Company established an ESPP with 800,000 shares of Class A common stock available for issuance. As of December 31, 2017, 0.5 million shares remained available for grant under this plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 800,000 shares, (b) 1% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (c) such smaller number of shares as determined by the Company’s board of directors.

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

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2016	2017
Expected term (years)	0.8	0.9
Expected volatility	48.9%	45.9%
Risk-free interest rate	0.69%	1.22%
Estimated dividend yield	—%	—%

The first offering period allowed for cash contributions in addition to payroll deductions, and as a result, stock-based compensation expense for this offering period was marked-to-market. On December 14, 2016, the cash contribution feature was removed and the final mark-to-market adjustment was recorded as of this date. The ESPP has a six month holding period (12 months for the first offering period) with respect to common stock purchases. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. Stock-based compensation expense related to ESPP totaled $3.3 million and $10.7 million for the years ended December 31, 2016 and 2017, respectively, and stock-based compensation related to the first offering period was $3.3 million and $10.1 million for the years ended December 31, 2016 and 2017, respectively. The first offering period is scheduled to expire immediately following the November 15, 2018 purchase date. At December 31, 2017, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $6.6 million, which is expected to be recognized over a weighted-average period of 0.7 years.

On January 1, 2018, the number of shares available for issuance under the Company’s Employee Stock Purchase Plan was increased by 0.4 million shares in accordance with plan provisions.

Note 11—Income Taxes

The following are the domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2015	2016	2017
Domestic	$29,224	$45,904	$66,148
International	631	(2,070)	(2,523)
Income before income taxes	$29,855	$43,834	$63,625

The following are the components of the provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2015	2016	2017
Current:
Federal	$11,123	$18,300	$9,944
State and local	2,325	5,595	3,906
Foreign	140	64	558
Total current provision	13,588	23,959	14,408
Deferred:
Federal	197	(68)	(172)
State and local	141	(539)	(1,382)
Foreign	—	—	(27)
Total deferred (benefit) provision	338	(607)	(1,581)
Total provision for income taxes	$13,926	$23,352	$12,827

A reconciliation of the statutory tax rate to the effective tax rate for the periods presented is as follows:

	Year Ended December 31,
	2015	2016	2017
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	5.4	7.5	2.6
Foreign income at other than U.S. rates	(0.3)	1.1	2.7
Stock-based compensation	0.4	3.8	(19.0)
Meals and entertainment	0.2	0.3	0.4
Change in value of preferred stock warrant liabilities	7.0	7.6	—
Research and development credit	(1.0)	(3.1)	(2.8)
Federal deferred tax asset revaluation	—	—	0.9
Other permanent items	(0.1)	0.4	0.9
Change in valuation allowance	—	0.7	(0.5)
Effective income tax rate	46.6%	53.3%	20.2%

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities (in thousands):

	As of December 31,
	2016	2017
Deferred tax assets (liabilities):
Reserves and allowances	$1,774	$1,804
Accrued expenses	2,651	1,810
Net operating losses	326	—
Research and development tax credit	280	774
Stock-based compensation	126	1,722
Other	760	971
Prepaid expenses	(484)	(580)
Property and equipment	(2,254)	(2,026)
Capitalized software development costs	(1,075)	(1,116)
Valuation allowance	(326)	—
Total deferred tax assets, net	$1,778	$3,359

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. During 2016, management recorded a valuation allowance of $0.3 million against its U.K. net deferred tax assets, based on the previous history of cumulative losses and the conclusion that future taxable profit may not be available for the utilization of the deferred tax assets for U.K. income tax purposes. During 2017, management released the valuation allowance due to, among other reasons, three years of cumulative pre-tax income. Management determined that sufficient positive evidence existed to conclude that it is more likely than not there will be full utilization of the deferred tax assets in the U.K.; therefore, the entire valuation allowance of $0.3 million was released during 2017.

As of December 31, 2017, the Company had state research and development tax credits of approximately $1.3 million, which carry forward indefinitely.

As of December 31, 2017, unremitted earnings of the subsidiaries outside of the U.S. were approximately $4.8 million, on which no state taxes have been paid. The Company’s intention is to indefinitely reinvest these earnings outside the U.S. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.

As of December 31, 2016 and 2017, the Company had gross unrecognized tax benefits of approximately $1.0 million and $3.1 million, respectively, which would affect the Company’s effective tax rate if recognized. The Company classifies liabilities for unrecognized tax benefits in other liabilities, non-current.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2015	$—
Increases related to current year tax positions	605
Increases related to prior year tax positions	402
Balance at December 31, 2016	1,007
Increases related to current year tax positions	1,971
Increases related to prior year tax positions	123
Balance at December 31, 2017	$3,101

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2017 were not material.

The Company is currently under examination by the Internal Revenue Service for the years ended December 31, 2014 and 2015. The examination is in the preliminary stage and therefore, the Company does not expect significant changes to the unrecognized tax benefits during the next twelve months.

The Company is subject to examination by taxing authorities in the U.S. federal, state and various foreign jurisdictions. For federal and state income taxes, the Company remains subject to examination for 2010 and subsequent years. The majority of the Company’s foreign subsidiaries remain subject to examination by the local taxing authorities for 2013 and subsequent periods.

Note 12—Segment and Geographic Information

The Company has determined that it operates as one operating segment. The Company’s chief operating decision maker reviews financial information on a consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and measure performance.

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
US	$477,585	$868,877	$1,270,116
International	52,390	121,684	221,626
Total	$529,975	$990,561	$1,491,742

The Company’s property and equipment, net located outside the U.S. was $2.5 million and $3.6 million as of December 31, 2016 and 2017, respectively.

Note 13—Commitments and Contingencies

The Company has various non-cancelable operating leases primarily for its corporate and international offices. As of December 31, 2017, the Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount
2018	$7,570
2019	7,724
2020	7,387
2021	6,309
2022	2,552
Thereafter	211
$31,753

Rent expense for non-cancelable operating leases was $2.2 million, $4.8 million and $8.2 million for the years ended December 31, 2015, 2016 and 2017, respectively.

As of December 31, 2017, the Company has non-cancelable commitments to its hosting services providers, marketing contracts and commitments to providers of software as a service. As of December 31, 2017, the Company’s purchase obligations were as follows (in thousands):

Year	Amount
2018	$27,914
2019	8,871
2020	214
$36,999

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded as of December 31, 2016 and 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2017.

Our management, including our CEO and CFO, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to a material weakness in our internal control over financial reporting resulting from an absence of information technology general controls (“ITGCs”) over certain financially significant applications. These control deficiencies resulted in an immaterial adjustment which was identified and corrected in the same period. Additionally, these control deficiencies could impact the effectiveness of information technology dependent controls which could result in material misstatements of the consolidated financial statements and disclosures that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Annual Report on Form 10-K.

Completion of Remediation Measures

During the quarter ended December 31, 2017, we completed the remediation measures including the validation, testing of the design and concluding on the operating effectiveness of our controls related to the following previously reported material weaknesses in internal control over financial reporting:

•

our failure to maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements;

•	the absence of formalized policies and controls designed to address accounting policies and procedures across multiple processes; and

\

•	the lack of formal policies and procedures around segregation of duties.

Remediation In Progress

Regarding the previously reported material weakness resulting from the absence of ITGCs over certain financially significant applications, during the quarter ended December 31, 2017, we completed the remediation measures including validation, testing of the design and concluding on the operating effectiveness of ITGCs over our financially significant applications, with the exception of our platform system applications as discussed below.

We have not completed the remediation measures related to certain ITGCs over our platform system applications as of December 31, 2017. Certain ITGCs related to our platform system applications were not fully implemented or have not been in place for a sufficient period of time to adequately evaluate whether the related material weakness has been completely remediated as of December 31, 2017. During the quarter ended December 31, 2017, we implemented certain controls over our platform system applications related to restricted access and change management.

These internal controls will require further evaluation, including testing the operating effectiveness of these internal controls over a sustained period of financial reporting cycles.

The actions that we are taking are subject to ongoing review by our management, including our CEO and CFO, as well as audit committee oversight. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, we may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate our material weakness expeditiously.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, we implemented certain controls over our platform system applications related to restricted access and change management that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item in our proxy statement relating to our 2018 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2017 (the "Proxy Statement") and is incorporated herein by reference.

We have a code of business ethics and conduct that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and our Board of Directors. A copy of this code, "Code of Business Conduct and Ethics", is available on our website at http://investors.thetradedesk.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our investor relations website under the heading "Leadership & Governance" at http://investors.thetradedesk.com.

Item 11. Executive Compensation

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 herein.

2. Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements of the notes thereto.

3. Exhibits

Exhibits required to be filed as part of this report are:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Filing Date	Number		Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

10.1	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

10.2(a)	Loan and Security Agreement, dated as of March 30, 2016, among The Trade Desk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.	S-1/A	9/6/2016	10.2

10.2(b)	Amended and Restated Loan and Security Agreement, dated as of May 9, 2017, among The Trade Desk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.	10-Q	5/11/2017	10.1

10.3(a)+	The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(a)

10.3(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(b)

10.3(c)+	Exercise Notice under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(c)

10.4(a)+	The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(a)

10.4(b)+	First Amendment to The Trade Desk, Inc. 2015 Equity Incentive Plan	S-8	9/22/2016	99.2

10.4(c)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(b)

10.4(d)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan (with accelerated vesting).	S-1/A	9/6/2016	10.6	(c)

10.4(e)+	Exercise Notice under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(d)

10.5(a)+	The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(a)

10.5(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2016 Equity Incentive Plan.	S-1	8/22/2016	10.7	(b)

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

10.6+	The Trade Desk, Inc. 2016 Employee Stock Purchase Plan	S-8	9/22/2016	99.5

10.7+	Form of Indemnification Agreement.	S-1	8/22/2016	10.8

10.8+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Jeff T. Green.	10-Q	05/11/17	10.2

10.9+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and David R. Pickles.	10-Q	05/11/17	10.3

10.10+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Paul E. Ross.	10-Q	05/11/17	10.4

10.11+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Robert D. Perdue.	10-Q	05/11/17	10.5

10.12+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Brian J. Stempeck.	10-Q	05/11/17	10.6

21.1	List of Subsidiaries of the Registrant.				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Linkbase Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Ventura, California, on the 27th day of February, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFF T. GREEN	Chief Executive Officer, Director (principal	February 27, 2018
Jeff T. Green	executive officer)

/s/ PAUL E. ROSS	Chief Financial Officer (principal financial	February 27, 2018
Paul E. Ross	officer and principal accounting officer)

/s/ ROBERT D. PERDUE	Chief Operating Officer, Director	February 27, 2018
Robert D. Perdue

/s/ KATHRYN E. FALBERG	Director	February 27, 2018
Kathryn E. Falberg

/s/ THOMAS FALK	Director	February 27, 2018
Thomas Falk

/s/ ERIC B. PALEY	Director	February 27, 2018
Eric B. Paley

/s/ JUAN N. VILLALONGA	Director	February 27, 2018
Juan N. Villalonga

/s/ DAVID B. WELLS	Director	February 27, 2018
David B. Wells