Form 10-Q
period 2018-03-31
Trade Desk, Inc.
filed 2018-05-10
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2018, the registrant had 34,284,197 shares of Class A common stock and 7,837,916 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$138,952	$155,950
Accounts receivable, net	556,733	599,565
Prepaid expenses and other current assets	10,837	10,298
TOTAL CURRENT ASSETS	706,522	765,813
Property and equipment, net	18,046	17,405
Deferred income taxes	3,359	3,359
Other assets, non-current	11,129	10,587
TOTAL ASSETS	$739,056	$797,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$440,684	$490,377
Accrued expenses and other current liabilities	29,057	28,155
TOTAL CURRENT LIABILITIES	469,741	518,532
Debt, net	—	27,000
Other liabilities, non-current	6,384	6,049
TOTAL LIABILITIES	476,125	551,581
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.000001; 1,000,000 Class A shares authorized as of March 31, 2018 and December 31, 2017; 34,208 and 32,486 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively; 95,000 Class B shares authorized as of March 31, 2018 and December 31, 2017; 7,861 and 9,155 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	217,881	209,603
Retained earnings	45,050	35,980
TOTAL STOCKHOLDERS’ EQUITY	262,931	245,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$739,056	$797,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$85,668	$53,352
Operating expenses:
Platform operations	22,897	12,549
Sales and marketing	16,030	12,476
Technology and development	17,701	10,461
General and administrative	19,110	15,930
Total operating expenses	75,738	51,416
Income from operations	9,930	1,936
Other expense:
Interest expense, net	156	364
Foreign currency exchange loss, net	544	428
Total other expense, net	700	792
Income before income taxes	9,230	1,144
Provision for (benefit from) income taxes	160	(3,765)
Net income	$9,070	$4,909
Earnings per share:
Basic	$0.22	$0.13
Diluted	$0.20	$0.11
Weighted average shares outstanding:
Basic	41,629	39,167
Diluted	44,543	43,557

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$9,070	$4,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,251	1,493
Stock-based compensation	7,283	2,322
Bad debt expense	369	3,347
Other	(10)	(274)
Changes in operating assets and liabilities:
Accounts receivable	42,387	59,190
Prepaid expenses and other assets	(775)	(5,017)
Accounts payable	(49,698)	(87,940)
Accrued expenses and other liabilities	930	(770)
Net cash provided by (used in) operating activities	11,807	(22,740)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,798)	(3,602)
Capitalized software development costs	(858)	(647)
Net cash used in investing activities	(2,656)	(4,249)
FINANCING ACTIVITIES:
Repayment on line of credit	(27,000)	—
Payment of financing obligations	—	(113)
Proceeds from exercise of stock options	1,212	275
Taxes paid related to net settlement of restricted stock awards	(361)	—
Net cash provided by (used in) financing activities	(26,149)	162
Decrease in cash and cash equivalents	(16,998)	(26,827)
Cash and cash equivalents—Beginning of period	155,950	133,400
Cash and cash equivalents—End of period	$138,952	$106,573

SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$813	$1,687
Tenant improvements paid by lessor	$—	$640
Asset retirement obligation	$341	$—
Stock-based compensation included in capitalized software development costs	$144	$45

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. The adoption of ASU 2014-09 did not result in a change in the timing or amount of revenue recognized. Accordingly, there was no cumulative effect adjustment recorded in the condensed consolidated financial statements upon adoption.

Except for the adoption of ASU 2014-09, there have been no changes to the Company’s accounting policies and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2017, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

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

Revenue Recognition

The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer
•	Identification of the performance obligation(s) in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligation(s) in the contract
•	Recognition of revenue when or as the performance obligation(s) are satisfied

The Company maintains agreements with each client and supplier in the form of master service agreements, which set out the terms of the relationship and access to the Company’s platform. The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, third-party data and other add-on features. The

Company charges clients a platform fee, based on a percentage of a client’s purchases through the platform, and the transaction price is determined based on the consideration to which it expects to be entitled in exchange for the completion of a transaction, that is, when a bid is won. The platform fee percentage is based on the level of purchases by the client through the platform during the month. The Company recognizes revenue for its platform fee at a point in time when a purchase by the client occurs through its platform, which is when a bid is won. Subsequent to a bid being won through the Company’s platform, the associated fees are generally not subject to refund or adjustment. Historically, any refunds and adjustments have not been material.

The Company reports revenue net of amounts it pays suppliers for the cost of advertising inventory, data and add-on features. The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis for the amount of the advertising inventory, third-party data and other add-on features the clients purchase using the platform plus the Company’s platform fees or on a net basis for the amount of platform fees charged to the client, requires judgment. The Company determined that it is not primarily responsible for the purchase of advertising inventory, third-party data and other add-on features, but rather, it is primarily responsible to provide a platform that enables clients to bid on advertising inventory, and use data and other add-on features in designing and executing their campaigns. The Company does not control the inventory, third party data and other add-on features prior to the purchase by the client, and it does not have pricing latitude with respect to the cost of advertising inventory, third-party data and other add-on features purchased by clients through its platform. The platform fee the Company charges clients is a percentage of their purchases through its platform, similar to a commission, and the platform fee is not contingent on the results of an advertising campaign. Based on these and other factors, the Company determined that it is not the principal in the purchase and sale of advertising inventory, third-party data and other add-on features in all of its arrangements, and therefore, it reports revenue on a net basis for the platform fees charged to clients.

The Company generally bills clients for the gross amount of advertising inventory, third-party data or other add-on features they purchase through its platform, plus platform fees. Some of the Company’s clients have payment relationships directly with advertising inventory suppliers in which case the Company only bills these clients for third-party data, other add-on features and its platform fees. The Company invoices its clients on a monthly basis for the purchases occurring during the month. Invoice payment terms, negotiated on a client-by-client basis, are typically between 30 to 90 days. However, for certain agency clients with sequential liability terms, payments are not due to the Company until such agency client has received payment from its customers who are advertisers. The Company’s accounts receivable are recorded at the amount of gross billings to clients, net of allowances (“Gross Billings”), for the amounts it is responsible to collect, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
US	$339,113	$209,908
International	66,868	35,087
Total	$405,981	$244,995

Allowance for Doubtful Accounts

The allowance for doubtful accounts was $2.4 million and $2.3 million as of March 31, 2018 and December 31, 2017, respectively.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements, the Company expects that most of its operating lease commitments will be recognized as right-of-use assets and liabilities upon adoption of the new guidance.

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

Note 3—Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income	$9,070	$4,909
Denominator:
Weighted-average shares outstanding—basic	41,629	39,167
Effect of dilutive securities:
Options to purchase common stock	2,524	4,178
Employee stock purchase plan shares	271	170
Restricted stock	119	42
Weighted-average shares outstanding—diluted	44,543	43,557
Basic net income per common share	$0.22	$0.13
Diluted net income per common share	$0.20	$0.11
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted net income per share	1,487	395

Note 4—Fair Value Measurements

At both March 31, 2018 and December 31, 2017 $5.0 million of cash equivalents, consisting of money market funds, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets. The Company had no other material financial instruments that were measured at fair value as of March 31, 2018 and December 31, 2017.

Note 5—Accounts Payable

Accounts payable included the following (in thousands):

	As of	As of
	March 31, 2018	December 31, 2017
Accounts payable—media and data	$426,619	$477,716
Accounts payable—other	14,065	12,661
Total	$440,684	$490,377

Note 6—Debt

Revolving Credit Facility

Availability under the Revolving Credit Facility was $194.6 million at March 31, 2018, based on a percentage of eligible accounts receivable and reduced by certain reserves. As of March 31, 2018, the Company was in compliance with all covenants.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Platform operations	$796	$229
Sales and marketing	1,965	539
Technology and development	2,358	665
General and administrative	2,164	889
Total	$7,283	$2,322

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2017	4,745	$17.96
Granted	189	50.51
Exercised	(415)	2.92
Cancelled	(8)	28.50
Outstanding as of March 31, 2018	4,511	$20.68
Exercisable as of March 31, 2018	2,098	$6.98

On January 1, 2018, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.7 million shares in accordance with plan provisions.

Restricted Stock and Restricted Stock Units (“Restricted Stock”)

The following summarizes Restricted Stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2017	418	$39.95
Granted	7	49.14
Vested	(22)	33.25
Forfeited	—	—
Unvested as of March 31, 2018	403	$40.50

Employee Stock Purchase Plan

Stock-based compensation expense related to ESPP totaled $3.0 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively, and stock-based compensation related to the first offering period was $2.7 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. The first offering period is scheduled to expire immediately following the November 15, 2018 purchase date.

On January 1, 2018, the number of shares available for issuance under the Company’s Employee Stock Purchase Plan was increased by 0.4 million shares in accordance with plan provisions.

Note 8—Income Taxes

In determining the interim provision for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income and adds the tax effects of any discrete items in the reporting period in which they occur.

For the three months ended March 31, 2018, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, nondeductible stock-based compensation and the discrete impact of tax benefits associated with stock-based awards. For the three months ended March 31, 2017, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory tax rate of 35% primarily due to state taxes, foreign taxes, nondeductible stock-based compensation and the discrete impact of tax benefits associated with stock-based awards.

For the three months ended March 31, 2018 and 2017, the benefit from income taxes included $3.2 million and $5.3 million, respectively, of discrete benefits associated with disqualifying dispositions of stock-based awards.

There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2018, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

Note 9— Commitments and Contingencies

As of March 31, 2018, the Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount
2018 (for remaining nine months)	$6,815
2019	10,365
2020	9,832
2021	8,240
2022	4,430
Thereafter	1,446
$41,128

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2018.

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

Employment Contracts

The Company has entered into agreements with severance terms with certain employees and officers, all of whom are employed at-will. The Company may be required to accelerate the vesting of certain stock options in the event of changes in control, as defined, and involuntary terminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in Part II of this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission, or SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Executive Summary

Highlights

For the three months ended March 31, 2018 and 2017:

•	revenue was $85.7 million and $53.4 million, respectively, representing an increase of 61%;
•	net income was $9.1 million and $4.9 million, respectively.

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

We invest for long-term growth. We anticipate that our operating expenses will continue to increase significantly in the foreseeable future as we invest in platform operations and technology and development to enhance our product features, including programmatic buying of CTV ad inventory, and in sales and marketing to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to continue making investments in our infrastructure, including our information technology, financial and administrative systems and controls, to support our operations.

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

Results of Operations

The following tables set forth our condensed consolidated statements of income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Revenue	$85,668	$53,352
Operating expenses:
Platform operations	22,897	12,549
Sales and marketing	16,030	12,476
Technology and development	17,701	10,461
General and administrative	19,110	15,930
Total operating expenses	75,738	51,416
Income from operations	9,930	1,936
Total other expense, net	700	792
Income before income taxes	9,230	1,144
Provision for (benefit from) income taxes	160	(3,765)
Net income	$9,070	$4,909

	Three Months Ended
	March 31,
	2018	2017
	(as a percentage of revenue*)
Revenue	100%	100%
Operating expenses:
Platform operations	27	24
Sales and marketing	19	23
Technology and development	21	20
General and administrative	22	30
Total operating expenses	88	96
Income from operations	12	4
Total other expense, net	1	1
Income before income taxes	11	2
Provision for (benefit from) income taxes	—	(7)
Net income	11%	9%

_______________

*	Percentages may not sum due to rounding.

Revenue

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended March 31,	$85,668	$53,352	$32,316	61%

The increase in revenue for the three months ended March 31, 2018, compared to the same prior year period, was primarily due to an increase in gross spend on our platform by existing clients, which was driven by an increase in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2018	2017	$	%
	($ in thousands)
Three Months Ended March 31,	$22,897	$12,549	$10,348	82%
Percent of revenue	27%	24%

The increase in platform operations expense for the three months ended March 31, 2018, compared to the same prior year period, was primarily due to increases of $7.7 million in hosting costs, $2.2 million in personnel costs, including $0.6 million of stock-based compensation, and $0.2 million in amortization of capitalized software costs. The increase in hosting costs was to support the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team. The increase in amortization of capitalized software costs was to support our growth and further develop our platform.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended March 31,	$16,030	$12,476	$3,554	28%
Percent of revenue	19%	23%

The increase in sales and marketing expense for the three months ended March 31, 2018, compared to the same prior year period, was primarily due to an increase of $3.8 million in personnel costs, including $1.4 million of stock-based compensation. This increase was partially offset by a decrease of $0.3 million in marketing costs for industry events, tradeshows and related public relations activities. The increase in personnel costs resulted from an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The decrease in marketing costs was due to a shift in the timing and mix of such activities.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended March 31,	$17,701	$10,461	$7,240	69%
Percent of revenue	21%	20%

The increase in technology and development expense for the three months ended March 31, 2018, compared to the same prior year period, was primarily due to increases of $6.7 million in personnel costs, including $1.7 million of stock-based compensation, and $0.5 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2018	2017	$	%
	($ in thousands)
Three Months Ended March 31,	$19,110	$15,930	$3,180	20%
Percent of revenue	22%	30%

The increase in general and administrative expense for the three months ended March 31, 2018, compared to the same prior year period, was primarily due to increases of $5.5 million in personnel costs, including $1.3 million of stock-based compensation, and $0.6 million in professional services fees, partially offset by a $3.0 million decrease in bad debt expense. The increase in personnel costs was primarily due to increased headcount. The increases in headcount and professional services fees were primarily related to finance and legal services to support our growth. The decrease in bad debt expense was primarily attributable to specific client reserves in the prior year period.

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Other Expense, Net

	2018	2017	$ Change
	(in thousands)
Three Months Ended March 31,	$700	$792	$(92)

The decrease in other expense, net for the three months ended March 31, 2018, compared to the same prior year period, was primarily due to a decrease of $0.2 million of interest expense, net, partially offset by an increase of $0.1 million in foreign currency exchange loss, net.

Provision For (Benefit From) Income Taxes

	2018	2017
	($ in thousands)
Three Months Ended March 31,	$160	$(3,765)
Effective tax rate	1.7%	(329.1)%

The increase in the provision for income taxes for the three months ended March 31, 2018, compared to the same prior year period, was primarily due to the impact of higher pre-tax income, partially offset by a lower overall benefit associated with disqualifying dispositions of equity awards. For the three months ended March 31, 2018 and 2017, there were discrete benefits of approximately $3.2 million and $5.3 million, respectively, associated primarily with disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $139.0 million, including cash of $32.2 million held by our international subsidiaries, and working capital of $236.8 million.

We believe our existing cash and cash equivalents, cash flows from operations, and our undrawn balance under our amended credit facility (refer to the discussion under “Revolving Credit Facility” below) will be sufficient to meet our working capital requirements for at least the next 12 months. Our current credit facility matures in May 2022. Further, in November 2017, we filed a shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Quarterly Report on Form 10-Q.

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

Revolving Credit Facility

We have a credit agreement (the “Revolving Credit Facility”) with a syndicate of banks, led by Citibank, N.A. Available funding commitments to the Company under the Revolving Credit Facility, subject to certain conditions, total up to $200.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, the Company has the right to increase the Revolving Credit Facility by an amount not to exceed $100.0 million. As of March 31, 2018, we had an outstanding debt balance of zero under the Revolving Credit Facility, and availability was $194.6 million. We were in compliance with all covenants as of March 31, 2018.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows provided by (used in) operating activities	$11,807	$(22,740)
Cash flows used in investing activities	(2,656)	(4,249)
Cash flows provided by (used in) financing activities	(26,149)	162
Decrease in cash and cash equivalents	$(16,998)	$(26,827)

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

For the three months ended March 31, 2018, cash provided by operating activities of $11.8 million resulted primarily from net income adjusted for non-cash items of $19.0 million and a decrease of $42.4 million in accounts receivable. The decrease in accounts receivable is driven by seasonality, whereby our gross billings are lower during the first quarter of the calendar year as compared to the fourth quarter of the preceding year. Net cash provided by operating activities was partially offset by a decrease of $49.7 million in accounts payable, also driven by seasonality whereby the amounts due to our media and data suppliers are lower due to decreased spend by our clients during the first quarter of the calendar year as compared to the fourth quarter of the preceding year.

For the three months ended March 31, 2017, cash used in operating activities of $22.7 million primarily resulted from a decrease in accounts payable of $87.9 million, partially offset by a decrease in accounts receivable of $59.2 million. The decreases in accounts payable and accounts receivable were primarily due to the aforementioned seasonality factors described above.

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

For the three months ended March 31, 2018, we used $2.7 million of cash in investing activities, consisting of $1.8 million to purchase property and equipment and $0.9 million of investments in capitalized software to support our growth and further develop our platform.

For the three months ended March 31, 2017, we used $4.2 million of cash in investing activities, consisting of $3.6 million to purchase property and equipment and $0.6 million of investments in capitalized software.

Financing Activities

For the three months ended March 31, 2018, cash used in financing activities of $26.1 million was primarily due to the repayment of $27.0 million of our Revolving Credit Facility outstanding balance and taxes paid related to net settlement of restricted stock awards of $0.4 million. Partially offsetting cash used in financing activities were proceeds from stock option exercises of $1.2 million.

For the three months ended March 31, 2017, cash provided by financing activities of $0.2 million was primarily due to proceeds from stock option exercises of $0.3 million.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2018 other than operating leases and the indemnification agreements described below.

Contractual Obligations

The following table summarizes our non-cancelable leases, which are primarily for our various office facilities, as of March 31, 2018:

	Payments Due by Period
	Total	Less than 1 Year (Remaining 2018)	1-3 Years (2019 and 2020)	3-5 Years (2021 and 2022)	More than 5 Years (Thereafter)
	(in thousands)
Operating lease obligations	$41,128	$6,815	$20,197	$12,670	$1,446

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

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, certain assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. Except for changes to the revenue policy described in Note 2 to the interim condensed consolidated financial statements, which did not result in a change in the timing or amount of revenue recognized, there were no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 of our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance of zero owed on our revolving credit facility as of March 31, 2018, a hypothetical one percentage point increase or decrease in the interest rate under our revolving credit facility would not have had a material impact in interest expense.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, the Canadian Dollar, British Pound, Australian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2018, would result in a foreign currency loss of approximately $9.4 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

From time to time, we may enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

During 2015, we identified a material weakness in our internal control over financial reporting resulting from the absence of information technology general controls over certain financially significant applications.

As discussed below, we are taking steps to remediate this material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate this material weakness.

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation In Progress

Regarding the previously reported material weakness associated with certain ITGCs related to our platform system applications that were not fully implemented or had not been in place for a sufficient period of time to adequately evaluate the operating effectiveness of the controls, we continue to evaluate, including test the operating effectiveness of these internal controls. During the latter part of 2017, we implemented certain controls over our platform system applications related to restricted access and change management. These internal controls will require further evaluation, including testing the operating effectiveness of these internal controls over a sustained period of financial reporting cycles.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal controls over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this quarterly report, including the condensed consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Class A common stock. If any of the following risks is realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report on Form 10-K filed for the year-ended December 31, 2017, provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In “Item 4. Controls and Procedures” in this Quarterly Report on Form 10-Q, we reported a previously identified material weakness in internal control over financial reporting resulting from an absence of certain information technology general controls (“ITGCs”) related to our platform system applications. As a result, management has concluded that our internal control over financial reporting was not effective as of March 31, 2018.

Certain ITGCs related to our platform system applications were not fully implemented or have not been in place for a sufficient period of time to adequately evaluate whether the related material weakness has been completely remediated as of March 31, 2018. These internal controls will require further evaluation, including testing the operating effectiveness of these internal controls over a sustained period of financial reporting cycles.

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

Legislation and regulation of online businesses, including privacy and data protection regimes, may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our platform or business model, which may have a material adverse effect on our business.

U.S. and foreign governments have enacted or are considering enacting legislation related to digital advertising and we expect to see an increase in, or changes to, legislation and regulation that affects our industry, including the use of geo-location data to inform advertising, the collection and use of non-identifiable or identifiable Internet user data and unique device identifiers, such as IP address or mobile unique device identifiers, and other data protection and privacy-related regulation.

Additionally, industry groups in the U.S., such as the Digital Advertising Alliance, or DAA, and the Network Advertising Initiative, or NAI, and their international counterparts have self-regulatory guidelines that are subject to periodic updates to which we have agreed to adhere.

Such legislation and regulation could cause us to incur additional or unexpected compliance costs, negatively impact inventory and third-party data made available through our platform, adversely affect demand for our platform, or otherwise harm our business, results of operation and financial condition.

For instance, a wide variety of local, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of data collected from or about consumers and devices. While we have not collected data that is traditionally considered personally identifiable data, such as an individual’s name, email address, address, phone numbers, social security numbers, or credit card numbers, we typically do collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile app identifiers), which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation.

Additionally, evolving definitions of what is considered personal data within the European Union (including the European Economic Area, or EEA, countries of Iceland, Liechtenstein and Norway), or EU, and elsewhere may also impact us. The General Data Protection Regulation, which applies to any company inside or outside the EU that collects and uses personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, will come into effect on May 25, 2018. The GDPR clarifies that the definition of “personal data” under the current EU data protection framework includes online identifiers provided by individuals’ devices, apps, and protocols (such as IP addresses, mobile device IDs, cookie strings) and individuals’ location data, if there is potential that individuals can be identified by such data. The GDPR also enhances data protection obligations for controllers of personal data and for service providers processing personal data and guarantees certain rights, such as access and deletion, to the subjects of personal data. These enhancements may bring about significant changes in the way the advertising technology industry operates in the EU, and some companies may have difficulty adapting their businesses and technology. Adaptation of the digital advertising marketplace in the EU requires significant collaboration between participants in the market. The speed and effectiveness with which industry participants can agree on and implement changes required for operating under the GDPR, and user response to such changes, could negatively impact inventory, data, and demand in Europe. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual turnover. Preparing to meet the GDPR’s requirements before it becomes effective, and maintaining compliance with the GDPR thereafter, requires significant time, resources and expense to change our business practices and our backend configuration, and may increase operating costs, or limit our ability to operate or expand our business.

For the transfer of personal data from the EU to the U.S., we rely upon, and are currently certified under, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, continues to face criticism from privacy advocates in the EU, and is also subject to pending legal challenges in the General Court of the Court of Justice of the European Union. Other EU mechanisms for adequate data transfer such as the standard contractual clauses are also being challenged in the EU courts. These challenges to the legal means used to transfer personal data may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business. We may find it necessary to establish systems to maintain personal data originating from the EU in the EU, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

We take commercially reasonable measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer privacy protections with respect to such information, including conducting third-party audits of our privacy practices and review of our privacy policy. Such measures, however, may not always be effective and may not identify data security or privacy related risks or inadequate or inappropriate practices we have used or adopted.

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

While we contractually prohibit our clients and inventory and data suppliers from supplying directly identifiable information or other sensitive information to our system, we may inadvertently receive such information, which may result in us breaching privacy-related legislation or regulations. Additionally, we have contractual obligations to indemnify and hold harmless some of our clients and suppliers for the costs or consequences of our failure to comply with privacy-related legislation and regulations, which may be triggered by such inadvertent ingestion of personally identifiable information in our platform.

In addition to government regulation, the DAA, NAI, and other privacy advocates and industry groups, may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. High profile incidents involving breach of consumer privacy may increase the likelihood of new U.S. federal, state, or international laws or regulations that affect our business. Future laws, regulations, standards and other obligations, and changes in the interpretation and enforcement of existing laws, regulations, standards and other obligations, as well as increased enforcement by industry groups or data protection authorities, could require changes to our practices or impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, contractual obligations and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

As we expand our business in markets around the globe we will have to adapt our business and technology in those markets to local data protection regulation, and may be subject to legal and business consequences if we fail to do so adequately.

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

If the use of “third-party cookies” or other tracking technology is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices, or our and our clients’ ability to use data on our platform is otherwise restricted, our performance may decline and we may lose advertisers and revenue.

Digital advertising mostly relies on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, which we refer to collectively as cookies, to collect data about interactions with users and devices. To provide our platform, we utilize third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. Our cookies are used to record information tied to a random unique identifier, including such information as when an Internet user views an ad, clicks on an ad or visits one of our advertiser’s websites through a browser while the cookie is active. We use cookies to help us achieve our advertisers’ campaign goals on the web, to limit the instances that an Internet user sees the same advertisement, to report information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data from cookies to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients use cookies and other technologies to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign, and undermine the effectiveness of our platform.

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers could add similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the DAA, NAI, their international counterparts, and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. Privacy aspects of other channels for programmatic advertising, such as CTVs or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.

As the use of cookies has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. Similar standards have been set at device-level so that activities on mobile devices, including browsing and app uses, are not tracked. The major Internet browsers have implemented some version of a “Do Not Track” setting, though, because there is no standard yet, it is not widely honored. The potential regulatory and self-regulatory landscape is inherently uncertain, as there is no definition of tracking, no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. The World Wide Web Consortium, or W3C, chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations, to create a voluntary “Do Not Track” standard for the World Wide Web. The group has yet to agree upon a standard and has considered disbanding due to uncertainty regarding the implementation of a “Do Not Track” standard. Work in the group has significantly slowed, and participation has declined to only a few participants. Despite the lack of consensus in this arena, the FTC, as it has suggested in the past, or other US federal or state government regulators, may pursue legislation if the industry cannot agree upon a standard. In the EU, the Article 29 Working Party recommended in an Opinion issued on April 4, 2017 that the proposed ePrivacy Regulation require terminal equipment and software to offer privacy protective settings by default with the ability for users to adjust these settings during setup, browser settings that enable users to signal specific consent, and mandatory adherence to “Do Not Track” to give users additional control over the collection of their Internet activity data. If a “Do Not Track” browser setting, or some similar control, is adopted by many Internet users or if a “Do Not Track” standard imposed by state or federal or foreign legislation (such as the proposed ePrivacy Regulation), or agreed upon by standard setting groups, which prohibits us from using data as we currently do, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition and operating results could be adversely affected.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly-available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation is may do away with implied consent pop ups and banners used to meet the current requirements of the Cookie Directive and instead require explicit user consent. The fines and penalties for breach of the proposed ePrivacy Regulation may be significant. Limitations on the use or effectiveness of cookies, or other limitations on our, or our clients’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive, by the new ePrivacy Regulation, or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

Our credit facility contains restrictions that limit our flexibility in operating our business. In March 2016, we entered into a loan and security agreement with a syndicate led by Citibank, N.A., which we refer to as our credit facility. In May 2017, terms of our credit facility were amended and restated, and subject to certain customary conditions, we now have access to borrow up to $200.0 million aggregate principal amount of revolver borrowings. The amount of borrowing availability under our credit facility is based on our accounts receivable balance, reduced by certain reserves, and was $194.6 million as of March 31, 2018. There were no amounts outstanding under our credit facility as of March 31, 2018. Our credit facility also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

•	sell assets or make changes to the nature of our business;
•	engage in mergers or acquisitions;
•	incur, assume or permit additional indebtedness and guarantees;
•	make restricted payments, including paying dividends on, repurchasing, redeeming or making distributions with respect to our capital stock;
•	make specified investments;

•	engage in transactions with our affiliates; and
•	make payments in respect of subordinated debt

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

The market for talent in our key areas of operations, including California and New York, is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. New employees often require significant training and, in many cases, take significant time before they achieve full productivity. Our account managers, for instance, need to be trained quickly on the features of our platform since failure to offer high-quality support may adversely affect our relationships with our clients. Technology companies like ours compete to attract the best talent. Additionally, we have little experience with recruiting in geographies outside of the U.S. and may face additional challenges in attracting and retaining international employees.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, or IPO, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 70% of the voting power of our outstanding capital stock as of March 31, 2018. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4
4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

10.1	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of March 19, 2018, among The Trade Desk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Linkbase Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

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

THE TRADE DESK, INC. (Registrant)

Dated: May 10, 2018	/s/ Paul E. Ross
Paul E. Ross
Chief Financial Officer (Principal Financial and Accounting Officer)