Form 10-Q
period 2018-06-30
Trade Desk, Inc.
filed 2018-08-09
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 35,394,519 shares of Class A common stock and 7,522,168 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$141,681	$155,950
Accounts receivable, net	645,555	599,565
Prepaid expenses and other current assets	13,170	10,298
TOTAL CURRENT ASSETS	800,406	765,813
Property and equipment, net	23,031	17,405
Deferred income taxes	3,359	3,359
Other assets, non-current	12,609	10,587
TOTAL ASSETS	$839,405	$797,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$503,208	$490,377
Accrued expenses and other current liabilities	28,376	28,155
TOTAL CURRENT LIABILITIES	531,584	518,532
Debt, net	—	27,000
Other liabilities, non-current	6,847	6,049
TOTAL LIABILITIES	538,431	551,581
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.000001; 1,000,000 Class A shares authorized as of June 30, 2018 and December 31, 2017; 35,280 and 32,486 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively; 95,000 Class B shares authorized as of June 30, 2018 and December 31, 2017; 7,574 and 9,155 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	236,581	209,603
Retained earnings	64,393	35,980
TOTAL STOCKHOLDERS’ EQUITY	300,974	245,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,405	$797,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$112,333	$72,804	$198,001	$126,156
Operating expenses:
Platform operations	26,601	15,151	49,498	27,700
Sales and marketing	20,690	14,166	36,720	26,642
Technology and development	19,484	12,135	37,185	22,596
General and administrative	19,396	11,658	38,506	27,588
Total operating expenses	86,171	53,110	161,909	104,526
Income from operations	26,162	19,694	36,092	21,630
Other expense (income):
Interest expense (income), net	(32)	413	124	777
Foreign currency exchange loss, net	1,096	890	1,640	1,318
Total other expense, net	1,064	1,303	1,764	2,095
Income before income taxes	25,098	18,391	34,328	19,535
Provision for (benefit from) income taxes	5,755	(458)	5,915	(4,223)
Net income	$19,343	$18,849	$28,413	$23,758
Earnings per share:
Basic	$0.46	$0.47	$0.68	$0.60
Diluted	$0.43	$0.43	$0.63	$0.54
Weighted average shares outstanding:
Basic	42,174	40,046	41,903	39,609
Diluted	45,242	43,944	44,895	43,752

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$28,413	$23,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,830	3,189
Stock-based compensation	16,541	6,513
Bad debt expense	1,239	3,460
Other	2,725	(968)
Changes in operating assets and liabilities:
Accounts receivable	(50,348)	(6,853)
Prepaid expenses and other assets	(2,702)	(11,643)
Accounts payable	11,220	(28,527)
Accrued expenses and other liabilities	491	(900)
Net cash provided by (used in) operating activities	12,409	(11,971)
INVESTING ACTIVITIES:
Purchases of property and equipment	(6,585)	(6,707)
Capitalized software development costs	(2,772)	(1,811)
Net cash used in investing activities	(9,357)	(8,518)
FINANCING ACTIVITIES:
Repayment on line of credit	(27,000)	—
Payment of debt financing costs	—	(120)
Payment of financing obligations	—	(321)
Proceeds from exercise of stock options	3,209	1,124
Proceeds from employee stock purchase plan	7,014	2,294
Taxes paid related to net settlement of restricted stock awards	(544)	(29)
Net cash provided by (used in) financing activities	(17,321)	2,948
Decrease in cash and cash equivalents	(14,269)	(17,541)
Cash and cash equivalents—Beginning of period	155,950	133,400
Cash and cash equivalents—End of period	$141,681	$115,859
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$2,590	$928
Tenant improvements paid by lessor	$247	$640
Asset retirement obligation	$341	$—
Debt financing costs included in debt, net	$—	$1,153
Debt financing costs included in accounts payable	$—	$35
Stock-based compensation included in capitalized software development costs	$758	$189

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Operations

The Trade Desk, Inc. (the “Company”) was formed in November 2009 as a Delaware corporation. The Company is headquartered in Ventura, California and has offices in various cities in North America, Europe, Asia and Australia. The Company is a global technology company that empowers ad buyers by providing a self-service omnichannel platform that enables its clients to purchase and manage data-driven digital advertising campaigns across various advertising channels and formats.

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

Except for the adoption of ASU 2014-09, there have been no material changes to the Company’s accounting policies and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2017, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

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

Revenue Recognition

The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when or as the performance obligations are satisfied

The Company maintains agreements with each client and supplier in the form of master service agreements, which set out the terms of the relationship and access to the Company’s platform. The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, data and other add-on features. The Company charges clients a platform fee, based on a percentage of a client’s purchases through the platform, and the transaction price is determined based on the consideration to which it expects to be entitled in exchange for the completion of a transaction, that is, when a bid is won. The platform fee percentage is based on the level of purchases by the client through the platform during the month. The Company recognizes revenue for its platform fee at a point in time when a purchase by the client occurs through its platform, which is when a bid is won. Subsequent to a bid being won through the Company’s platform, the associated fees are generally not subject to refund or adjustment. Historically, any refunds and adjustments have not been material.

The Company reports revenue net of amounts it pays suppliers for the cost of advertising inventory, third-party data and other add-on features (collectively, “Supplier Features”). The determination of whether the Company is the principal or agent, and hence whether to report revenue on a gross basis for the amount of the Supplier Features the clients purchase using the platform plus the Company’s platform fees or on a net basis for the amount of platform fees charged to the client, requires judgment. The Company determined that it is not primarily responsible for the purchase of Supplier Features, but rather, it is primarily responsible to provide a platform that enables clients to bid on advertising inventory, and use data and other add-on features in designing and executing their campaigns. The Company does not control the Supplier Features prior to the purchase by the client, and it does not have pricing latitude with respect to the cost of such features. The platform fee the Company charges clients is a percentage of their purchases through its platform, similar to a commission, and the platform fee is not contingent on the results of an advertising campaign. Based on these and other factors, the Company determined that it is not the principal in the purchase and sale of Supplier Features in all of its arrangements, and therefore, it reports revenue on a net basis for the platform fees charged to clients.

The Company generally bills clients for the gross amount of Supplier Features they purchase through its platform and the platform fees, net of allowances (“Gross Billings”). Some of the Company’s clients have payment relationships directly with advertising inventory suppliers in which case the Company only bills these clients for third-party data, other add-on features and its platform fees. The Company invoices its clients on a monthly basis for the purchases occurring during the month. Invoice payment terms, negotiated on a client-by-client basis, are typically between 30 to 90 days. However, for certain agency clients with sequential liability terms, payments are not due to the Company until such agency client has received payment from its customers who are advertisers. The Company’s accounts receivable are recorded at the amount of Gross Billings for the amounts it is responsible to collect, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
US	$463,576	$296,515	$802,689	$506,423
International	86,396	51,829	153,264	86,916
Total	$549,972	$348,344	$955,953	$593,339

Allowance for Doubtful Accounts

The allowance for doubtful accounts was $3.5 million and $2.3 million as of June 30, 2018 and December 31, 2017, respectively.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. However, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an alternative transition method that permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under prior GAAP. Although the Company is in the process of evaluating the impact of this guidance on its consolidated financial statements, the Company currently believes the most significant change will be that most of its operating lease commitments will be recognized as right-of-use assets and liabilities upon adoption of the new guidance.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 3—Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$19,343	$18,849	$28,413	$23,758
Denominator:
Weighted-average shares outstanding—basic	42,174	40,046	41,903	39,609
Effect of dilutive securities:
Options to purchase common stock	2,569	3,534	2,547	3,854
Employee stock purchase plan shares	279	255	275	213
Restricted stock	220	109	170	76
Weighted-average shares outstanding—diluted	45,242	43,944	44,895	43,752
Basic EPS	$0.46	$0.47	$0.68	$0.60
Diluted EPS	$0.43	$0.43	$0.63	$0.54
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	1,708	1,208	1,708	1,208

Note 4—Fair Value Measurements

Cash equivalents, consisting of money market funds, of $5.1 million and $5.0 million at June 30, 2018 and December 31, 2017, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets. The Company had no other material financial instruments that were measured at fair value as of June 30, 2018 and December 31, 2017.

Note 5—Accounts Payable

Accounts payable included the following (in thousands):

	As of	As of
	June 30, 2018	December 31, 2017
Accounts payable—media and data	$478,577	$477,716
Accounts payable—other	24,631	12,661
Total	$503,208	$490,377

Note 6—Debt

Revolving Credit Facility

Availability under the Revolving Credit Facility was $196.6 million at June 30, 2018, based on a percentage of eligible accounts receivable and reduced by certain reserves. As of June 30, 2018, the Company was in compliance with all covenants.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Platform operations	$1,107	$496	$1,903	$725
Sales and marketing	2,759	1,238	4,724	1,777
Technology and development	2,534	1,326	4,892	1,991
General and administrative	2,858	1,131	5,022	2,020
Total	$9,258	$4,191	$16,541	$6,513

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2017	4,745	$17.96
Granted	1,154	54.80
Exercised	(780)	4.11
Cancelled	(30)	44.10
Outstanding as of June 30, 2018	5,089	$28.28
Exercisable as of June 30, 2018	2,033	$9.94

On January 1, 2018, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.7 million shares in accordance with plan provisions.

Restricted Stock and Restricted Stock Units (“Restricted Stock”)

The following summarizes Restricted Stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2017	418	$39.95
Granted	121	53.94
Vested	(35)	38.25
Forfeited	—	—
Unvested as of June 30, 2018	504	$43.44

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $3.6 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively, and stock-based compensation related to the first offering period was $3.1 million and $1.9 million for these periods, respectively. Stock-based compensation expense related to the ESPP totaled $6.7 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively, and stock-based compensation related to the first offering period was $5.8 million and $2.8 million for these periods, respectively. The first offering period is scheduled to expire immediately following the November 15, 2018 purchase date.

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

For the six months ended June 30, 2018, the Company’s annual estimated effective tax rate differed from the United States (“U.S.”) federal statutory tax rate of 21% primarily due to state and foreign taxes, nondeductible stock-based compensation and the discrete impact of tax benefits associated with stock-based awards. For the six months ended June 30, 2017, the Company’s annual estimated effective tax rate differed from the U.S. federal statutory tax rate of 35% primarily due to the discrete impact of tax benefits associated with stock-based awards, state and foreign taxes and nondeductible stock-based compensation.

For the three months ended June 30, 2018 and 2017, the provision for (benefit from) income taxes included $2.8 million and $8.6 million, respectively, of discrete benefits associated with disqualifying dispositions of stock-based awards. For the six months ended June 30, 2018 and 2017, the provision for (benefit from) income taxes included $6.0 million and $13.9 million, respectively, of discrete benefits associated with disqualifying dispositions of stock-based awards.

There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2018, and the Company does not expect to have any significant changes to unrecognized tax benefits within the next 12 months.

Note 9— Commitments and Contingencies

As of June 30, 2018, the Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount
Remainder of 2018	$4,502
2019	10,582
2020	12,377
2021	14,264
2022	10,419
Thereafter	35,276
$87,420

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2018.

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

Overview

We are a global technology company that empowers ad buyers by providing a self-service omnichannel platform that enables our clients to purchase and manage data-driven digital advertising campaigns. Our platform allows clients to manage integrated advertising campaigns across various advertising channels and formats, including connected TV (CTV), mobile, video, audio, display, social and native, on a multitude of devices, including smart TVs, computers, and various mobile devices including phones and tablets.

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

Executive Summary

Highlights

For the three months ended June 30, 2018 and 2017:

•	revenue was $112.3 million and $72.8 million, respectively, representing an increase of 54%; and
•	net income was $19.3 million and $18.8 million, respectively.

For the six months ended June 30, 2018 and 2017:

•	revenue was $198.0 million and $126.2 million, respectively, representing an increase of 57%; and
•	net income was $28.4 million and $23.8 million, respectively.

Trends, Opportunities and Challenges

The growing digitization of media and fragmentation of audiences has increased the complexity of advertising, and thereby increased the need for automation in ad buying, which we provide on our platform. In order to grow, we will need to continue to develop our platform’s programmatic capabilities and advertising inventory. We believe that key opportunities include our ongoing global expansion, continuing development of our CTV, mobile, native, audio and video ad inventory, and continuing development of data usage and advertising targeting capabilities.

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

In addition, we believe the markets outside of the United States (“U.S.”) offer an opportunity for growth, and we intend to make additional investments in sales and marketing and product development to expand in these markets, including China, where we are making significant investments in our platform and growing our team.

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

Results of Operations

The following tables set forth our condensed consolidated statements of income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$112,333	$72,804	$198,001	$126,156
Operating expenses:
Platform operations	26,601	15,151	49,498	27,700
Sales and marketing	20,690	14,166	36,720	26,642
Technology and development	19,484	12,135	37,185	22,596
General and administrative	19,396	11,658	38,506	27,588
Total operating expenses	86,171	53,110	161,909	104,526
Income from operations	26,162	19,694	36,092	21,630
Total other expense, net	1,064	1,303	1,764	2,095
Income before income taxes	25,098	18,391	34,328	19,535
Provision for (benefit from) income taxes	5,755	(458)	5,915	(4,223)
Net income	$19,343	$18,849	$28,413	$23,758

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	24	21	25	22
Sales and marketing	18	19	19	21
Technology and development	17	17	19	18
General and administrative	17	16	19	22
Total operating expenses	77	73	82	83
Income from operations	23	27	18	17
Total other expense, net	1	2	1	2
Income before income taxes	22	25	17	15
Provision for (benefit from) income taxes	5	(1)	3	(3)
Net income	17%	26%	14%	19%

_______________

*	Percentages may not sum due to rounding.

Revenue

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended June 30,	$112,333	$72,804	$39,529	54%
Six months ended June 30,	$198,001	$126,156	$71,845	57%

The increases in revenue for the three and six months ended June 30, 2018, compared to the same prior year periods, were primarily due to increases in gross spend on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended June 30,	$26,601	$15,151	$11,450	76%
Percent of revenue	24%	21%
Six months ended June 30,	$49,498	$27,700	$21,798	79%
Percent of revenue	25%	22%

The increase in platform operations expense for the three months ended June 30, 2018, compared to the same prior year period, was primarily due to increases of $8.3 million in hosting costs and $2.1 million in personnel costs, including $0.6 million of stock-based compensation. The increase in hosting costs was due to the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team.

The increase in platform operations expense for the six months ended June 30, 2018, compared to the same prior year period, was primarily due to increases of $16.0 million in hosting costs and $4.3 million in personnel costs, including $1.2 million of stock-based compensation. These increases were primarily attributable to the factors described above.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended June 30,	$20,690	$14,166	$6,524	46%
Percent of revenue	18%	19%
Six months ended June 30,	$36,720	$26,642	$10,078	38%
Percent of revenue	19%	21%

The increase in sales and marketing expense for the three months ended June 30, 2018, compared to the same prior year period, was primarily due to increases of $5.4 million in personnel costs, including $1.5 million of stock-based compensation, $0.7 million in marketing costs, and $0.5 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in marketing costs resulted from our participation in industry events, tradeshows and public relations activities. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in sales and marketing expense for the six months ended June 30, 2018, compared to the same prior year period, was primarily due to increases of $9.1 million in personnel costs, including $2.9 million of stock-based compensation, $0.5 million in allocated facilities costs and $0.4 million in marketing costs. These increases were primarily attributable to the factors described above.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended June 30,	$19,484	$12,135	$7,349	61%
Percent of revenue	17%	17%
Six months ended June 30,	$37,185	$22,596	$14,589	65%
Percent of revenue	19%	18%

The increase in technology and development expense for the three months ended June 30, 2018, compared to the same prior year period, was primarily due to increases of $6.4 million in personnel costs, including $1.2 million of stock-based compensation, and $0.8 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in technology and development expense for the six months ended June 30, 2018, compared to the same prior year period, was primarily due to increases of $13.1 million in personnel costs, including $2.9 million of stock-based compensation, and $1.3 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended June 30,	$19,396	$11,658	$7,738	66%
Percent of revenue	17%	16%
Six months ended June 30,	$38,506	$27,588	$10,918	40%
Percent of revenue	19%	22%

The increase in general and administrative expense for the three months ended June 30, 2018, compared to the same prior year period, was primarily due to increases of $5.7 million in personnel costs, including $1.7 million of stock-based compensation, $0.9 million in bad debt expense, and $0.6 million in allocated facilities costs. The increase in personnel costs was primarily due to increased headcount to support our growth. The increase in bad debt expense was primarily attributable to specific client reserves in the current year period. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in general and administrative expense for the six months ended June 30, 2018, compared to the same prior year period, was primarily due to increases of $11.3 million in personnel costs, including $3.0 million of stock-based compensation, $0.9 million in allocated facilities costs, and $0.3 million in professional services fees, partially offset by a decrease of $2.2 million in bad debt expense. The increases in personnel costs and allocated facilities costs were primarily attributable to the factors described above. The increase in professional services fees was primarily related to finance and legal services to support our growth, and this increase was partially offset by $1.5 million in costs related to the secondary offerings completed in the prior year period. The decrease in bad debt expense was primarily attributable to specific client reserves.

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Total Other Expense, Net

	2018	2017	$ Change
	(in thousands)
Three months ended June 30,	$1,064	$1,303	$(239)
Six months ended June 30,	$1,764	$2,095	$(331)

The decreases in total other expense, net for the three and six months ended June 30, 2018 compared to the same prior year periods, were primarily due to increases in interest income of $0.3 million and $0.5 million, respectively, and decreases in interest expense due to the repayment of our outstanding debt balance earlier in 2018, partially offset by increases in foreign currency exchange loss, net.

Provision For (Benefit From) Income Taxes

	2018	2017
	($ in thousands)
Three months ended June 30,	$5,755	$(458)
Effective tax rate	22.9%	(2.5)%
Six months ended June 30,	$5,915	$(4,223)
Effective tax rate	17.2%	(21.6)%

The increase in the provision for income taxes for the three months ended June 30, 2018 compared to the same prior year period, was primarily due to the impact of higher pre-tax income, partially offset by a lower overall benefit associated with disqualifying dispositions of equity awards. For the three months ended June 30, 2018 and 2017, there were discrete benefits of approximately $2.8 million and $8.6 million, respectively, associated primarily with disqualifying dispositions of incentive stock options.

The increase in the provision for income taxes for the six months ended June 30, 2018 compared to the same prior year period, was primarily due to the impact of higher pre-tax income, partially offset by a lower overall benefit associated with disqualifying dispositions of equity awards. For the six months ended June 30, 2018 and 2017, there were discrete benefits of approximately $6.0 million and $13.9 million, respectively, associated primarily with disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $141.7 million, including cash of $35.9 million held by our international subsidiaries, and working capital of $268.8 million.

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

Revolving Credit Facility

We have a credit agreement (the “Revolving Credit Facility”) with a syndicate of banks, led by Citibank, N.A. Available funding commitments to us under the Revolving Credit Facility, subject to certain conditions, total up to $200.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase the Revolving Credit Facility by an amount not to exceed $100.0 million. As of June 30, 2018, we had an outstanding debt balance of zero under the Revolving Credit Facility, and availability was $196.6 million. We were in compliance with all covenants as of June 30, 2018.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows provided by (used in) operating activities	$12,409	$(11,971)
Cash flows used in investing activities	(9,357)	(8,518)
Cash flows provided by (used in) financing activities	(17,321)	2,948
Decrease in cash and cash equivalents	$(14,269)	$(17,541)

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients and related payments to our suppliers for advertising inventory and data. We typically pay suppliers in advance of collections from our clients. Our collection and payment cycles can vary from period to period. In addition, we expect seasonality to impact cash flows from operating activities on a sequential quarterly basis during the year.

For the six months ended June 30, 2018, cash provided by operating activities of $12.4 million resulted primarily from net income adjusted for non-cash items of $53.7 million, partially offset by a net decrease in our working capital of $41.3 million. The net decrease in working capital was primarily due to an increase of $50.3 million in accounts receivable, partially offset by an increase of $11.2 million in accounts payable. The increase in accounts receivable resulted from the increase in spend through our platform and the timing of cash receipts from clients. The increase in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features.

For the six months ended June 30, 2017, cash used in operating activities of $12.0 million primarily resulted from a net decrease in our working capital of $47.9 million, partially offset by our net income adjusted for non-cash items of $36.0 million. The net decrease in working capital was primarily related to an increase in accounts receivable of $6.9 million, an increase in prepaid expenses and other assets of $11.6 million, and a decrease in accounts payable of $28.5 million. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients. The increase in prepaid expenses and other assets was primarily due to estimated tax payments. The decrease in accounts payable was due to the timing of payments to suppliers.

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

For the six months ended June 30, 2018, we used $9.4 million of cash in investing activities, consisting of $6.6 million to purchase property and equipment and $2.8 million of investments in capitalized software to support our growth and further develop our platform.

For the six months ended June 30, 2017, we used $8.5 million of cash in investing activities, consisting of $6.7 million to purchase property and equipment and $1.8 million of investments in capitalized software to support our growth and further develop our platform.

Financing Activities

For the six months ended June 30, 2018, cash used in financing activities of $17.3 million was primarily due to the $27.0 million repayment of our Revolving Credit Facility outstanding balance, partially offset by proceeds from the employee stock purchase plan of $7.0 million and from stock option exercises of $3.2 million.

For the six months ended June 30, 2017, cash provided by financing activities of $2.9 million was primarily due to proceeds from the employee stock purchase plan of $2.3 million and from stock option exercises of $1.1 million.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2018 other than operating leases and the indemnification agreements described below.

Contractual Obligations

Due to the aforementioned increase in allocated facilities costs for new office leases, our non-cancelable lease commitments have materially increased since December 31, 2017, and the following table summarizes these lease commitments as of June 30, 2018:

	Payments Due by Period
	Total	Less than 1 Year (Remaining 2018)	1-3 Years (2019 and 2020)	3-5 Years (2021 and 2022)	More than 5 Years (Thereafter)
	(in thousands)
Operating lease obligations	$87,420	$4,502	$22,959	$24,683	$35,276

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. No amount was owed on our revolving credit facility as of June 30, 2018.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, the Canadian Dollar, British Pound, Australian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2018, would result in a foreign currency loss of approximately $10.2 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

During 2015, we identified a material weakness in our internal control over financial reporting resulting from the absence of information technology general controls (“ITGCs”) over certain financially significant system applications.

As discussed below, we are taking steps to remediate this material weakness in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate this material weakness.

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In “Item 4. Controls and Procedures” in this Quarterly Report on Form 10-Q, we reported a previously identified material weakness in internal control over financial reporting resulting from an absence of certain information technology general controls (“ITGCs”) related to our platform system applications. As a result, management has concluded that our internal control over financial reporting was not effective as of June 30, 2018.

Certain ITGCs related to our platform system applications were not fully implemented or have not been in place for a sufficient period of time to adequately evaluate whether the related material weakness has been completely remediated as of June 30, 2018. These internal controls will require further evaluation, including testing the operating effectiveness of these internal controls over a sustained period of financial reporting cycles.

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

Additionally, evolving definitions of what is considered personal data within the European Union (including the European Economic Area, or EEA, countries of Iceland, Liechtenstein and Norway), or EU, and elsewhere may also impact us. The General Data Protection Regulation, or GDPR, which applies to any company inside or outside the EU that collects and uses personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, came into effect on May 25, 2018. The GDPR clarifies that the definition of “personal data” under the current EU data protection framework includes online identifiers provided by individuals’ devices, apps, and protocols (such as IP addresses, mobile device IDs, cookie strings) and individuals’ location data, if there is potential that individuals can be identified by such data. The GDPR also enhances data protection obligations for controllers of personal data and for service providers processing personal data and guarantees certain rights, such as access and deletion, to the subjects of personal data. These enhancements have, and may continue to, bring about significant changes in the way the advertising technology industry operates in the EU, and some companies may have difficulty adapting their businesses and technology. Adaptation of the digital advertising marketplace in the EU requires significant collaboration between participants in the market. The ongoing effectiveness with which industry participants can adapt to changes required for operating under the GDPR, and the user response to such changes, could negatively impact inventory, data, and demand in Europe. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual turnover. Continuing to maintain compliance with the GDPR’s requirements requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

For the transfer of personal data from the EU to the United States, we rely upon, and are currently certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, continues to face criticism from privacy advocates in the EU, and is also subject to pending legal challenges in the General Court of the Court of Justice of the European Union. Other EU mechanisms for adequate data transfer such as the standard contractual clauses are also being challenged in the EU courts. These challenges to the legal means used to transfer personal data may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business. We may find it necessary to establish systems to maintain personal data originating from the EU in the EU, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

Increasing attention to privacy has led other jurisdictions to amend, or propose legislation to amend, their existing data protection laws to enact measures similar to those in the GDPR. Accordingly, similar challenges to those we face in the EU may arise in jurisdictions outside of the EU, as those new laws come into effect. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because its scope, and a number of the key provisions, resemble the GDPR.

The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry will be required to comply with these requirements by January 1, 2020, when the CCPA becomes effective.

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

While we contractually prohibit our clients and inventory and data suppliers from supplying directly identifiable information or other sensitive information to our system, we may inadvertently receive such information, which may result in us breaching privacy-related legislation or regulations or may increase the risk resulting from a breach. Additionally, we have contractual obligations to indemnify and hold harmless some of our clients and suppliers for the costs or consequences of our failure to comply with privacy-related legislation and regulations, which may be triggered by such inadvertent ingestion of personally identifiable information in our platform.

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
•

regulatory and legal compliance, including with privacy and cybersecurity laws, anti-bribery laws, import and export control laws, economic sanctions and other regulatory limitations or obligations on our operations;

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

Our credit facility contains restrictions that limit our flexibility in operating our business. In March 2016, we entered into a loan and security agreement with a syndicate led by Citibank, N.A., which we refer to as our credit facility. In May 2017, terms of our credit facility were amended and restated, and subject to certain customary conditions, we now have access to borrow up to $200.0 million aggregate principal amount of revolver borrowings. The amount of borrowing availability under our credit facility is based on our accounts receivable balance, reduced by certain reserves, and was $196.6 million as of June 30, 2018. There were no amounts outstanding under our credit facility as of June 30, 2018. Our credit facility also contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

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

We became a public company in September 2016. Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are now subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These new obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and operating results.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, or IPO, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 68% of the voting power of our outstanding capital stock as of June 30, 2018. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

THE TRADE DESK, INC. (Registrant)

Dated: August 9, 2018	/s/ Paul E. Ross
Paul E. Ross
Chief Financial Officer (Principal Financial and Accounting Officer)