Form 10-Q
period 2018-09-30
Trade Desk, Inc.
filed 2018-11-09
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(805) 585-3434

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 36,251,162 shares of Class A common stock and 6,990,958 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$166,349	$155,950
Accounts receivable, net	640,098	599,565
Prepaid expenses and other current assets	18,614	10,298
TOTAL CURRENT ASSETS	825,061	765,813
Property and equipment, net	29,402	17,405
Deferred income taxes	3,359	3,359
Other assets, non-current	15,891	10,587
TOTAL ASSETS	$873,713	$797,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$493,284	$490,377
Accrued expenses and other current liabilities	35,927	28,155
TOTAL CURRENT LIABILITIES	529,211	518,532
Debt, net	—	27,000
Other liabilities, non-current	7,488	6,049
TOTAL LIABILITIES	536,699	551,581
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.000001; 1,000,000 Class A shares authorized as of September 30, 2018 and December 31, 2017; 35,734 and 32,486 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; 95,000 Class B shares authorized as of September 30, 2018 and December 31, 2017; 7,451 and 9,155 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	252,329	209,603
Retained earnings	84,685	35,980
TOTAL STOCKHOLDERS’ EQUITY	337,014	245,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$873,713	$797,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$118,825	$79,413	$316,826	$205,569
Operating expenses:
Platform operations	29,344	17,397	78,842	45,097
Sales and marketing	23,287	16,200	60,007	42,842
Technology and development	22,621	13,181	59,806	35,777
General and administrative	21,310	14,227	59,816	41,815
Total operating expenses	96,562	61,005	258,471	165,531
Income from operations	22,263	18,408	58,355	40,038
Other expense (income):
Interest expense (income), net	(237)	513	(113)	1,290
Foreign currency exchange loss, net	395	1,841	2,035	3,159
Total other expense, net	158	2,354	1,922	4,449
Income before income taxes	22,105	16,054	56,433	35,589
Provision for income taxes	1,813	5,825	7,728	1,602
Net income	$20,292	$10,229	$48,705	$33,987
Earnings per share:
Basic	$0.47	$0.25	$1.15	$0.85
Diluted	$0.44	$0.23	$1.07	$0.77
Weighted average shares outstanding:
Basic	42,721	40,700	42,178	39,977
Diluted	46,576	44,245	45,460	43,919

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$48,705	$33,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,107	5,157
Stock-based compensation	27,958	12,406
Bad debt expense	1,727	3,943
Other	2,396	(1,312)
Changes in operating assets and liabilities:
Accounts receivable	(44,736)	(95,215)
Prepaid expenses and other assets	(10,597)	(7,296)
Accounts payable	(2,804)	51,855
Accrued expenses and other liabilities	7,789	3,506
Net cash provided by operating activities	38,545	7,031
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,383)	(8,357)
Capitalized software development costs	(4,340)	(2,479)
Net cash used in investing activities	(14,723)	(10,836)
FINANCING ACTIVITIES:
Repayment on line of credit	(27,000)	—
Payment of debt financing costs	—	(153)
Payment of financing obligations	—	(677)
Proceeds from exercise of stock options	7,165	1,768
Proceeds from employee stock purchase plan	7,014	2,294
Taxes paid related to net settlement of restricted stock awards	(602)	(29)
Net cash provided by (used in) financing activities	(13,423)	3,203
Increase (decrease) in cash and cash equivalents	10,399	(602)
Cash and cash equivalents—Beginning of period	155,950	133,400
Cash and cash equivalents—End of period	$166,349	$132,798
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$6,624	$945
Tenant improvements paid by lessor	$1,017	$640
Asset retirement obligation	$386	$—
Debt financing costs included in debt, net	$—	$1,153
Stock-based compensation included in capitalized software development costs	$1,192	$453

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

On July 1, 2018, the Company early adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, using the prospective method. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Previously, all implementation costs for a hosting arrangement that was a service contract were expensed when incurred. The Company’s adoption of ASU 2018-15 did not have a material impact on its consolidated financial statements.

Except for the adoption of ASU 2014-09 and ASU 2018-15, there have been no other changes to the Company’s accounting policies and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2017, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

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

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
US	$479,489	$337,134	$1,282,178	$843,557
International	89,255	59,370	242,519	146,286
Total	$568,744	$396,504	$1,524,697	$989,843

Allowance for Doubtful Accounts

The allowance for doubtful accounts was $2.8 million and $2.3 million as of September 30, 2018 and December 31, 2017, respectively.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of comprehensive income. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The original guidance required application on a modified retrospective basis to the earliest period presented. In August 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which includes an option to not restate comparative periods in transition but rather to elect to use the effective date of ASU 2016-02, as the date of initial application of transition. Although the Company is in the process of evaluating the impact of this guidance on its consolidated financial statements, the Company currently believes the most significant change will be that most of its operating lease commitments will be recognized as right-of-use assets and liabilities upon adoption of the new guidance, which will be material to the Company’s consolidated balance sheet. ASU 2016-02 will also require the Company to make additional disclosures regarding its leases. The Company plans to elect the option provided by ASU 2018-11 and not restate comparative periods.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement-Disclosure Framework (Topic 820). The updated guidance modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

Note 3—Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income	$20,292	$10,229	$48,705	$33,987
Denominator:
Weighted-average shares outstanding—basic	42,721	40,700	42,178	39,977
Effect of dilutive securities:
Options to purchase common stock	3,239	3,078	2,780	3,593
Employee stock purchase plan shares	270	322	273	250
Restricted stock	346	145	229	99
Weighted-average shares outstanding—diluted	46,576	44,245	45,460	43,919
Basic EPS	$0.47	$0.25	$1.15	$0.85
Diluted EPS	$0.44	$0.23	$1.07	$0.77
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	167	899	167	899

Note 4—Fair Value Measurements

Cash equivalents, consisting of money market funds, of $12.6 million and $5.0 million at September 30, 2018 and December 31, 2017, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets. The Company had no other material financial instruments that were measured at fair value as of September 30, 2018 and December 31, 2017.

Note 5—Accounts Payable

Accounts payable included the following (in thousands):

	As of	As of
	September 30, 2018	December 31, 2017
Accounts payable—media and data	$471,758	$477,716
Accounts payable—other	21,526	12,661
Total	$493,284	$490,377

Note 6—Debt

Revolving Credit Facility

On May 9, 2017, the Company, a syndicate of banks, led by Citibank, N.A., and Citibank, N.A., as agent, entered into an amended and restated loan and security agreement (the “Revolving Credit Facility”). Availability under the Revolving Credit Facility was $196.6 million at September 30, 2018, based on a percentage of eligible accounts receivable and reduced by certain reserves. As of September 30, 2018, the Company was in compliance with all covenants.

On October 26, 2018, the Company and a syndicate of banks, led by Citibank, N.A. as agent, entered into a second amended and restated loan and security agreement (the “Second A&R Credit Agreement”). Refer to Note 10—Subsequent Event for additional information.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Platform operations	$1,234	$818	$3,137	$1,543
Sales and marketing	3,033	1,500	7,757	3,277
Technology and development	4,013	1,990	8,905	3,981
General and administrative	3,137	1,585	8,159	3,605
Total	$11,417	$5,893	$27,958	$12,406

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2017	4,745	$17.96
Granted	1,253	59.61
Exercised	(1,110)	6.46
Cancelled	(59)	44.31
Outstanding as of September 30, 2018	4,829	$31.09
Exercisable as of September 30, 2018	2,016	$12.36

On January 1, 2018, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.7 million shares in accordance with plan provisions.

Restricted Stock and Restricted Stock Units (“Restricted Stock”)

The following summarizes Restricted Stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2017	418	$39.95
Granted	126	57.04
Vested	(43)	40.92
Forfeited	—	—
Unvested as of September 30, 2018	501	$44.17

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $4.4 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense related to the ESPP totaled $11.0 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

For the nine months ended September 30, 2018, the Company’s effective tax rate differed from the United States (“U.S.”) federal statutory tax rate of 21% primarily due to state and foreign taxes, nondeductible stock-based compensation and the impact of tax benefits associated with stock-based awards. For the nine months ended September 30, 2017, the Company’s effective tax rate differed from the U.S. federal statutory tax rate of 35% primarily due to the impact of tax benefits associated with stock-based awards, nondeductible stock-based compensation and state and foreign taxes.

For the three months ended September 30, 2018 and 2017, the provision for income taxes included $7.7 million and $3.2 million, respectively, of benefits associated with stock-based awards. For the nine months ended September 30, 2018 and 2017, the provision for income taxes included $14.2 million and $17.1 million, respectively, of benefits associated with stock-based awards.

There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2018, and the Company does not expect to have any significant changes to unrecognized tax benefits within the next 12 months.

Note 9— Commitments and Contingencies

As of September 30, 2018, the Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount
Remainder of 2018	$2,540
2019	11,762
2020	13,471
2021	15,659
2022	10,511
Thereafter	35,103
$89,046

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2018.

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

Note 10— Subsequent Event

On October 26, 2018, the Company and a syndicate of banks, led by Citibank, N.A., as agent, entered into the Second A&R Credit Agreement. The Second A&R Credit Agreement amends and restates the Company’s existing credit facility previously entered into on May 9, 2017, and consists of a $150.0 million revolving loan facility, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit (the “Second A&R Credit Facility”). Under certain circumstances, the Company has the right to increase the Second A&R Credit Facility by an amount not to exceed $100.0 million. The Second A&R Credit Agreement is collateralized by substantially all of the Company’s assets, including a pledge of certain of its accounts receivable, deposit accounts, intellectual property, investment property, and equipment.

Loans under the Second A&R Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or a LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a fluctuating interest rate equal to the greatest of (1) the federal funds rate plus 0.50%, (2) Citibank, N.A.’s prime rate, and (3) one month LIBOR rate plus 2.00%. The applicable margin is between 0.25% to 1.25% for Base Rate Borrowings and between 1.25% and 2.25% for LIBOR Rate Borrowings based on the Company maintaining certain leverage ratios. The fee for undrawn amounts under the Second A&R Credit Facility ranges, based on the applicable leverage, from 0.225% to 0.400%. The Company will also be required to pay customary letter of credit fees, as necessary.

The Second A&R Credit Facility matures and all outstanding amounts become due and payable on May 9, 2022.

The Second A&R Credit Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Second A&R Credit Agreement also requires the Company to maintain compliance with (a) a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00 and (b) a minimum ratio of consolidated EBITDA to interest expense of at least 3.00 to 1.00.

The Company entered into the Second A&R Credit Agreement primarily to lower its borrowing costs and to change from an asset-based structure to a cash-flow based structure.

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

Executive Summary

Highlights

For the three months ended September 30, 2018 and 2017:

•	revenue was $118.8 million and $79.4 million, respectively, representing an increase of 50%; and
•	net income was $20.3 million and $10.2 million, respectively.

For the nine months ended September 30, 2018 and 2017:

•	revenue was $316.8 million and $205.6 million, respectively, representing an increase of 54%; and
•	net income was $48.7 million and $34.0 million, respectively.

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

Results of Operations

The following tables set forth our condensed consolidated statements of comprehensive income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$118,825	$79,413	$316,826	$205,569
Operating expenses:
Platform operations	29,344	17,397	78,842	45,097
Sales and marketing	23,287	16,200	60,007	42,842
Technology and development	22,621	13,181	59,806	35,777
General and administrative	21,310	14,227	59,816	41,815
Total operating expenses	96,562	61,005	258,471	165,531
Income from operations	22,263	18,408	58,355	40,038
Total other expense, net	158	2,354	1,922	4,449
Income before income taxes	22,105	16,054	56,433	35,589
Provision for income taxes	1,813	5,825	7,728	1,602
Net income	$20,292	$10,229	$48,705	$33,987

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	25	22	25	22
Sales and marketing	20	20	19	21
Technology and development	19	17	19	17
General and administrative	18	18	19	20
Total operating expenses	81	77	82	81
Income from operations	19	23	18	19
Total other expense, net	—	3	1	2
Income before income taxes	19	20	18	17
Provision for income taxes	2	7	2	1
Net income	17%	13%	15%	17%

_______________

*	Percentages may not sum due to rounding.

Revenue

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended September 30,	$118,825	$79,413	$39,412	50%
Nine months ended September 30,	$316,826	$205,569	$111,257	54%

The increases in revenue for the three and nine months ended September 30, 2018, compared to the same prior year periods, were primarily due to increases in gross spend on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended September 30,	$29,344	$17,397	$11,947	69%
Percent of revenue	25%	22%
Nine months ended September 30,	$78,842	$45,097	$33,745	75%
Percent of revenue	25%	22%

The increase in platform operations expense for the three months ended September 30, 2018, compared to the same prior year period, was primarily due to increases of $9.1 million in hosting costs and $1.4 million in personnel costs, including $0.4 million of stock-based compensation. The increase in hosting costs was due to the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team.

The increase in platform operations expense for the nine months ended September 30, 2018, compared to the same prior year period, was primarily due to increases of $25.0 million in hosting costs and $5.8 million in personnel costs, including $1.6 million of stock-based compensation. These increases were primarily attributable to the factors described above.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended September 30,	$23,287	$16,200	$7,087	44%
Percent of revenue	20%	20%
Nine months ended September 30,	$60,007	$42,842	$17,165	40%
Percent of revenue	19%	21%

The increase in sales and marketing expense for the three months ended September 30, 2018, compared to the same prior year period, was primarily due to increases of $5.4 million in personnel costs, including $1.5 million of stock-based compensation, $1.0 million in marketing costs, and $0.7 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in marketing costs resulted from our participation in industry events, tradeshows and public relations activities. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in sales and marketing expense for the nine months ended September 30, 2018, compared to the same prior year period, was primarily due to increases of $14.5 million in personnel costs, including $4.5 million of stock-based compensation, $1.4 million in marketing costs and $1.3 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended September 30,	$22,621	$13,181	$9,440	72%
Percent of revenue	19%	17%
Nine months ended September 30,	$59,806	$35,777	$24,029	67%
Percent of revenue	19%	17%

The increase in technology and development expense for the three months ended September 30, 2018, compared to the same prior year period, was primarily due to increases of $7.6 million in personnel costs, including $2.0 million of stock-based compensation, and $1.3 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in technology and development expense for the nine months ended September 30, 2018, compared to the same prior year period, was primarily due to increases of $20.8 million in personnel costs, including $4.9 million of stock-based compensation, and $2.6 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2018	2017	$	%
	($ in thousands)
Three months ended September 30,	$21,310	$14,227	$7,083	50%
Percent of revenue	18%	18%
Nine months ended September 30,	$59,816	$41,815	$18,001	43%
Percent of revenue	19%	20%

The increase in general and administrative expense for the three months ended September 30, 2018, compared to the same prior year period, was primarily due to increases of $6.4 million in personnel costs, including $1.6 million of stock-based compensation, and $0.9 million in allocated facilities costs. The increase in personnel costs was primarily due to increased headcount to support our growth. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in general and administrative expense for the nine months ended September 30, 2018, compared to the same prior year period, was primarily due to increases of $17.7 million in personnel costs, including $4.6 million of stock-based compensation, and $1.8 million in allocated facilities costs, partially offset by a decrease of $2.6 million in bad debt expense. The increases in personnel costs and allocated facilities costs were primarily attributable to the factors described above. The decrease in bad debt expense was primarily attributable to specific client reserves.

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Total Other Expense, Net

	2018	2017	$ Change
	(in thousands)
Three months ended September 30,	$158	$2,354	$(2,196)
Nine months ended September 30,	$1,922	$4,449	$(2,527)

The decreases in total other expense, net for the three and nine months ended September 30, 2018 compared to the same prior year periods, were primarily due to increases in interest income of $0.5 million and $1.0 million, respectively, decreases in interest expense due to the repayment of our outstanding debt balance earlier in 2018, and decreases in foreign currency exchange loss, net.

Provision For Income Taxes

	2018	2017
	($ in thousands)
Three months ended September 30,	$1,813	$5,825
Effective tax rate	8.2%	36.3%
Nine months ended September 30,	$7,728	$1,602
Effective tax rate	13.7%	4.5%

The U.S. federal statutory tax rate was 21% and 35% for the 2018 and 2017 periods, respectively.

The decrease in the provision for income taxes for the three months ended September 30, 2018 compared to the same prior year period, was also due to a higher overall benefit associated with stock-based awards, partially offset by the impact of higher pre-tax income. For the three months ended September 30, 2018 and 2017, there were benefits associated with stock-based awards of approximately $7.7 million and $3.2 million, respectively.

The increase in the provision for income taxes for the nine months ended September 30, 2018 compared to the same prior year period, was also due to the impact of higher pre-tax income and by a lower overall benefit associated with stock-based awards. For the nine months ended September 30, 2018 and 2017, there were benefits associated with stock-based awards of approximately $14.2 million and $17.1 million, respectively.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $166.3 million, including cash of $31.7 million held by our international subsidiaries, and working capital of $295.9 million.

We believe our existing cash and cash equivalents, cash flows from operations, and our undrawn balance under our second amended and restated credit facility (refer to the discussion under “Credit Facility” below) will be sufficient to meet our working capital requirements for at least the next 12 months. Our credit facility matures in May 2022. Further, in November 2017, we filed a shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Quarterly Report on Form 10-Q.

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

Credit Facility

On May 9, 2017, we, a syndicate of banks, led by Citibank, N.A., and Citibank, N.A., as agent, entered into an Amended and Restated Loan and Security Agreement (the “First A&R Credit Facility”). As of September 30, 2018, we did not have an outstanding debt balance under the First A&R Credit Facility, and availability was $196.6 million. We were in compliance with all covenants as of September 30, 2018.

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into the Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”, which we also refer to as “our credit facility”). Available funding commitments to us under the Second A&R Credit Agreement, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase the Second A&R Credit Facility by an amount not to exceed $100.0 million. Refer to Note 10 of our condensed consolidated financial statements for additional information.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows provided by operating activities	$38,545	$7,031
Cash flows used in investing activities	(14,723)	(10,836)
Cash flows provided by (used in) financing activities	(13,423)	3,203
Increase (decrease) in cash and cash equivalents	$10,399	$(602)

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

For the nine months ended September 30, 2018, cash provided by operating activities of $38.5 million resulted primarily from net income adjusted for non-cash items of $88.9 million, partially offset by a net decrease in our working capital of $50.3 million. The net decrease in working capital was primarily due to increases of $44.7 million in accounts receivable and $10.6 million in prepaid expenses and other assets, and a decrease of $2.8 million in accounts payable, partially offset by an increase of $7.8 million in accrued expenses and other liabilities. The increase in accounts receivable resulted from the increase in spend through our platform and the timing of cash receipts from clients. The increase in prepaid and other assets was primarily due to estimated tax payments. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The increase in accrued expenses and other liabilities was primarily due to accrued employee-related liabilities.

For the nine months ended September 30, 2017, cash provided by operating activities of $7.0 million resulted primarily from net income adjusted for non-cash items of $54.2 million, partially offset by a net decrease in our working capital of $47.2 million. The net decrease in working capital was primarily due to increases of $95.2 million in accounts receivable and $7.3 million in prepaid expenses and other assets, partially offset by increases of $51.9 million in accounts payable and $3.5 million in accrued expenses and other liabilities. The increase in accounts receivable resulted from the increase in spend through our platform and the timing of cash receipts from clients. The increase in prepaid and other assets was primarily due to estimated tax payments. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features.

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

For the nine months ended September 30, 2018, we used $14.7 million of cash in investing activities, consisting of $10.4 million to purchase property and equipment and $4.3 million of investments in capitalized software to support our growth and further develop our platform.

For the nine months ended September 30, 2017, we used $10.8 million of cash in investing activities, consisting of $8.4 million to purchase property and equipment and $2.5 million of investments in capitalized software to support our growth and further develop our platform.

Financing Activities

For the nine months ended September 30, 2018, cash used in financing activities of $13.4 million was primarily due to the $27.0 million repayment of our First A&R Credit Facility outstanding balance, partially offset by proceeds from stock option exercises of $7.2 million and from the employee stock purchase plan of $7.0 million.

For the nine months ended September 30, 2017, cash provided by financing activities of $3.2 million was primarily due to proceeds from the employee stock purchase plan of $2.3 million and proceeds from stock option exercises of $1.8 million, partially offset by financing obligations and costs of $0.8 million.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2018 other than operating leases and the indemnification agreements described below.

Contractual Obligations

Due to the aforementioned increase in allocated facilities costs for new office leases, our non-cancelable lease commitments have materially increased since December 31, 2017, and the following table summarizes these lease commitments as of September 30, 2018:

	Payments Due by Period
	Total	Less than 1 Year (Remaining 2018)	1-3 Years (2019 and 2020)	3-5 Years (2021 and 2022)	More than 5 Years (Thereafter)
	(in thousands)
Operating lease obligations	$89,046	$2,540	$25,233	$26,170	$35,103

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

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, certain assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. Except for the changes described in Note 2 to the interim condensed consolidated financial statements which did not have a material impact on our consolidated financial statements, there were no other changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. No amount was owed on our revolving credit facility as of September 30, 2018.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, and Japanese Yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2018, would result in a foreign currency loss of approximately $12.2 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, and may be better positioned to execute on advertising conducted over certain channels such as social media, mobile and video. Some of our competitors may have longer operating histories and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our platform and could result in increased pricing pressure, increased sales and marketing expense or the loss of market share

Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and operating results.

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

In “Item 4. Controls and Procedures” in this Quarterly Report on Form 10-Q, we reported a previously identified material weakness in internal control over financial reporting resulting from an absence of certain information technology general controls (“ITGCs”) related to our platform system applications. As a result, management has concluded that our internal control over financial reporting was not effective as of September 30, 2018.

Certain ITGCs related to our platform system applications were not fully implemented or have not been in place for a sufficient period of time to adequately evaluate whether the related material weakness has been completely remediated as of September 30, 2018. These internal controls will require further evaluation, including testing the operating effectiveness of these internal controls over a sustained period of financial reporting cycles.

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

The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry will be required to comply with these requirements when the CCPA becomes effective in 2020.

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

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly-available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may do away with implied consent pop ups and banners used to meet the current requirements of the Cookie Directive and instead require explicit user consent. The fines and penalties for breach of the proposed ePrivacy Regulation may be significant. Limitations on the use or effectiveness of cookies, or other limitations on our, or our clients’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive, by the new ePrivacy Regulation, or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

We have entered into, and may in the future enter into, credit facilities which may contain operating and financial covenants that restrict our business and financing activities.

We have entered into, and may in the future enter into, credit facilities which contain restrictions that limit our flexibility in operating our business. Our credit facility contains, and any future credit facility may contain, various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

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

Our obligations under our credit facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, investment property and equipment. The covenants in our credit facility may limit our ability to take actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. In addition, if we fail to meet the required covenants, we will not have access to further draw-downs under our credit facility.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, or IPO, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 68% of the voting power of our outstanding capital stock as of September 30, 2018. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4
4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

10.1	Second Amended and Restated Loan and Security Agreement, dated as of October 26, 2018, among The Trade Desk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Linkbase Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

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

THE TRADE DESK, INC. (Registrant)

Dated: November 8, 2018	/s/ Paul E. Ross
Paul E. Ross
Chief Financial Officer (Principal Financial and Accounting Officer)