Form 10-K
period 2018-12-31
Trade Desk, Inc.
filed 2019-02-22
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, based on the closing sales price for the Registrant’s Class A common stock, as reported on the NASDAQ Global Market, was approximately $3,279,011,436. As of January 31, 2019, there were 37,544,005 shares of the registrant’s Class A common stock outstanding and 6,529,619 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

THE TRADE DESK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

PART I

Item 1. Business

Overview

We are a technology company that empowers buyers of advertising. Through our self-service, cloud-based platform, ad buyers can create, manage, and optimize more expressive data-driven digital advertising campaigns across ad formats, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices, and connected TV (CTV). Our platform’s integrations with major data, inventory, and publisher partners provides ad buyers reach and decisioning capabilities, and our enterprise APIs enable our customers to develop on top of the platform.

We commercially launched our platform in 2011 targeting display advertising. We have since extended our platform to address additional advertising formats, and in 2018, approximately 72% of gross spend on our platform was for mobile, video (which includes CTV), audio, native and social.

Our clients are primarily the advertising agencies and other service providers for advertisers, with whom we enter into ongoing master services agreements, or MSAs. We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value added services and platform features.

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

Fragmentation of Audience. As digital media grows, audience fragmentation is accelerating. A growing “long tail” of mobile applications (apps), media players, websites and content presents a challenge for advertisers trying to reach a large audience. Audience fragmentation has substantially impacted TV content distribution, perhaps more than any other channel, which we believe is setting up a significant change in how TV advertising inventory is monetized. Mirroring the fragmentation occurring in content, the number of devices used by individual consumers has increased. Both of these fragmentation trends are opportunities for technology companies that can consolidate and simplify media buying options for advertisers and their agencies.

Convergence of TV and the Internet. While still in its early days, we are witnessing a generational shift from linear TV to CTV with the convergence of the internet and television programming. New technologies allow more video content to be delivered over the Internet more seamlessly, accelerating consumer demand to watch what they want, when they want and where they want. The anticipated worldwide rollout of 5G, the fifth generational standard for wireless networks, will bring significantly faster data transfer speeds with less latency, and a better user experience, to consumers of mobile video. We believe these technologies will continue to feed consumer demand for CTV (including mobile video) and bring about new opportunities for content owners and advertisers to connect with consumers.

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

What We Do

We empower ad buyers, by providing a self‑service omnichannel software platform that enables our clients to purchase and manage data‑driven digital advertising campaigns. Our platform allows clients to manage integrated advertising campaigns across various advertising channels and formats, including display, video, audio, native and social, on a multitude of devices, including computers, mobile devices, and CTV.

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

•

We Are an Enabler, Not a Disruptor. With our platform, we enable advertising agencies and other service providers. We generally do not compete with advertising agencies and refrain from directly serving advertisers who have a relationship with one of our advertising agency clients. Advertisers can benefit from a comprehensive solution that combines our platform with the services provided by advertising agencies.

•

We Are Data-Driven. Our platform was founded on the principle that data-driven decisions will be the future of advertising. We built a data management platform first, before building our ad buying technology. While data from disparate third-party data providers can improve campaign performance, our clients’ success often relies largely on our ability to ingest proprietary data directly from brands and their agencies to enable intelligent decisioning that optimizes advertising campaigns. Given our independent, buy-side focused approach, and our strict protocol of carefully earmarking all client first-party data we ingest onto our data management platform, our clients trust us with their most granular and expressive data. Our technology platform enables the effective use of this granular data, which allows our clients to run precisely targeted advertising campaigns that maximize their return on advertising investments. Additionally, we are able to better optimize campaigns by using the data streams that we capture across different devices, so that data from one channel can be used to inform another. The breadth of data that we collect from a multitude of data sources across channels gives our clients a holistic view of their target audiences, enabling more effective targeting across different channels.

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

•

Expressiveness. Our platform allows clients to easily define and manage advertising campaigns with multiple targeting parameters that may result in quadrillions of permutations, which we refer to as expressiveness. We believe that expressiveness provides clients with the ability to target audiences with an extremely high level of precision and thus obtain higher returns on their advertising spend.

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

•

Koa Artificial Intelligence. A predictive engine that helps platform users make data-driven decisions without sacrificing control or transparency. Koa makes recommendations for campaign optimizations based on its sophisticated analysis of rich data sets. Advertisers can then choose which optimizations make the most sense for their campaigns.

•

Media Planner. An omnichannel solution designed for digital media professionals to generate, analyze, and launch data-driven, programmatic media plans. This tool analyzes the actions of existing core audiences with the data we see across the open internet to deliver a fully transparent, performance-focused, and ready-to-activate campaign.

•

Private Marketplace Support. For clients who wish to transact directly with individual publishers, we offer a comprehensive user interface for discovering and transacting via a wide variety of private contracts. Additionally, we offer a solution for advertisers to access publisher inventory via a direct tag in a publisher’s ad server where there is no other programmatic access to such publisher’s inventory.

Our Technology

The core elements of our technology are:

•

Scalable Architecture. Our platform infrastructure is hosted in data centers in 7 countries around the world. On average, our real-time bidding technology evaluates more than 600 billion ad opportunities per day, reaching over 590 million devices per day on a global basis. Our core bidding architecture is easily adaptable to a variety of inventory formats, allowing our platform to communicate with many different inventory sources.

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

•

Grow Our Client Base. We have extensive relationships with many advertising agencies and other service providers, and believe that, given the decentralized nature of the advertising industry, we have the opportunity to expand our relationships within these agencies and with additional agencies and service providers. We expect to continue making investments in growing our sales and client service team to support this strategy.

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

Our Clients

Our clients consist of purchasers of programmatic advertising inventory and data. As of December 31, 2018, we had approximately 742 clients, consisting primarily of advertising agencies or groups within advertising agencies that have independent relationships with us, manage budgets independently of one-another, are based in different jurisdictions, and are served by unique Trade Desk teams. Many of these agencies are owned by holding companies, where decision-making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. Our client count includes only those parties which have signed MSAs with us and have spent more than $20,000 on our platform.

If all of our individual client contractual relationships were aggregated at the holding company level, two clients would have each represented more than 10% of our gross billings in 2018 and three clients would have each represented more than 10% of our gross billings in each of 2017 and 2016. Our contractual and billing arrangement with Omnicom Group Inc. is at the holding company level and accounted for 10% of our gross billings in 2018, 11% in 2017 and 13% in 2016. For Publicis Groupe and WPP plc, we enter into separate contracts and billing relationships with various of its individual agencies and account for them as separate clients. We do not have any contractual relationship with Publicis Groupe or the holding company WPP plc. Publicis Media Inc. (formerly VivaKi, Inc.), which is affiliated with Publicis Groupe, accounted for 20% of our gross billings in 2018, 22% in 2017 and 15% in 2016. Mindshare, which is affiliated with WPP plc, accounted for 10% of our gross billings in 2017 and 11% in 2016.

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

Our clients are loyal, as reflected by our client retention rate of over 95% in 2018, 2017 and 2016. In addition, our clients typically grow their use of our platform over time.

Our Advertising and Data Inventory Suppliers

For suppliers of programmatic advertising inventory and data, we believe that we are an important business client, as we represent one of the largest sources of buy-side demand within the digital advertising industry.

We obtain digital advertising inventory from over 80 ad exchanges, supply-side platforms, publishers and ad networks, providing us with access to a breadth of programmatic advertising inventory across computers, mobile devices and CTV. On average each day, our platform provides our clients with access to over 600 billion ad impressions per day, reaching over 590 million devices per day on a global basis.

For third-party data vendors, we believe that we represent an important distribution channel. As of December 31, 2018, we have integrated our platform with over 165 third-party data vendors whose products we make available for purchase through our platform.

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

Technology and Development

Rapid innovation is a core driver of our business success and our corporate culture. We prioritize and align our product roadmap with our clients’ needs, and we aim to refresh our platform weekly. Our development teams are intentionally lean and nimble in nature, providing for transparency and accountability.

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

Our Competition

Our industry is highly competitive and fragmented. We compete with other demand-side platform providers, some of which are smaller, privately-held companies and others are divisions of large, well-established companies such as AT&T, Google and Adobe. We believe that we compete primarily based on the performance, capabilities and transparency of our platform and our focus on the buy-side. We generally do not compete with advertising agencies and refrain from directly serving advertisers who have a relationship with one of our advertising agency clients. We believe that we are differentiated from our competitors in the following areas:

•	we are an independent technology company focused on serving advertising agencies and others on the buy-side of our industry;
•	our client relationships are based on MSAs as opposed to campaign-specific insertion orders;
•	our platform provides comprehensive access to a wide range of inventory types and third-party data vendors;
•	our platform allows clients to build proprietary advantages by integrating custom features and interfaces for their own use through our APIs; and
•	our technology provides highly expressive targeting.

In addition, we believe that new entrants would find it difficult to gain direct access to inventory providers, given their limited scale and the costs that additional integrations impose on inventory providers.

Our Employees and Culture

We have employees and offices around the world to serve advertisers’ desire to communicate with consumers worldwide.

Our business and our culture are anchored on four core principles:

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

As of December 31, 2018, we had 944 employees, of whom 634 are in the U.S. Our team draws from a broad spectrum of backgrounds and experiences, across technology, advertising and securities trading and other areas. We foster an entrepreneurial culture so that we may remain focused and innovative over time, as we strive to serve our clients with openness, transparency and humility.

Development of International Markets

We have been increasing our focus on markets outside the U.S. to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant, and should continue to expand as publishers and advertisers outside the U.S. seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally, and we expect our growth internationally to continue outpacing our domestic growth. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about our geographic gross billings is set forth in Note 11 of “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright and trademark laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. We do not hold any patents, because we believe our proprietary technology is best protected by keeping our technology architecture, trade secrets, and engineering roadmap private. Our ability to continually develop new intellectual property and deliver new functionality quickly serves to protect us against competitors in digital advertising technology. We believe our platform is difficult to replicate and would be expensive and time-consuming to build.

Privacy and Data Protection Legislation and Regulation

Privacy and data protection legislation and regulation play a significant role in our business. We and our clients use pseudonymous and anonymous data about Internet users on our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to Internet users based on their geographic locations, the type of device they are using, their interests as inferred from their web browsing or app usage activity, or their relationships with our clients. We do not use this data to identify specific individuals, and we do not seek to associate this data with information that can be used to identify specific individuals. We take steps not to collect or store personally identifiable information – information that directly identifies individuals – from any source. The definition of what data is personal or identifiable, however, varies by jurisdiction and continues to evolve. As a result, our platform and business practices must be assessed regularly in each jurisdiction where we do business to avoid violating applicable legislation and regulation.

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

In the U.S., both federal and state legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review by the Federal Trade Commission, or the FTC, U.S. Congress, and individual states. Much of the federal oversight on digital advertising in the U.S. currently comes from the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. However, there is increasing consumer concern over data privacy in recent years, which has led to a myriad of proposed legislation and new legislation both on the federal and state level. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry will be required to comply with these requirements when the CCPA becomes effective in 2020.

As our business is global, our activities are also subject to foreign legislation and regulation. In the European Union (including the European Economic Area, or EEA, countries of Iceland, Liechtenstein and Norway), or EU, separate laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications, and these laws and regulations continue to evolve. The General Data Protection Regulation, or GDPR, which was adopted by the EU in 2016 and became effective May 25, 2018, generally harmonizes data privacy laws across EU countries. The GDPR created new regulations relating to the collection and use of data typically leveraged on our platform and by others in the digital advertising industry, including IP addresses, cookie identifiers, and device identifiers for advertising purposes, and enhanced data protection obligations for controllers of personal data and service providers processing personal data. These enhancements bring about significant changes in the way the advertising technology industry operates in the EU. Continuing to maintain compliance with the GDPR’s requirements requires significant time, resources and expense, and may lead to significant changes in our business operations.

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

In prior years, some government regulators and privacy advocates advocated vigorously for a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. Efforts in this direction have largely gone dormant. However, in the EU, the Article 29 Working Party, a body made up of EU national data protection authorities, has recommended that the proposed e-Privacy Regulation require browsers to implement technical mechanisms such as the “Do Not Track” standard to give users additional control over the collection of data about their Internet activity. We do not know whether such requirement will be included in the final e-Privacy Regulation or what effect such requirement may have on our business.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and related amendments, exhibits and other information with the Securities and Exchange Commission, or the SEC. You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at http://investors.thetradedesk.com, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

We were incorporated in 2009 and, as a result, have only a limited operating history upon which our business and prospects may be evaluated. Although we have experienced substantial revenue growth in our limited operating history, we may not be able to sustain this rate of growth or maintain our current revenue levels. We have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in rapidly developing industries, including risks related to our ability to:

•	build a reputation for providing a superior platform and client service, and for creating trust and long-term relationships with clients;
•	distinguish ourselves from competitors;
•	develop and offer a competitive platform that meets our clients’ needs as they change;
•	scale our business efficiently to keep pace with demand for our platform;
•	maintain and expand our relationships with suppliers of quality advertising inventory and data;
•	maintain a competitive pricing structure;
•	respond to evolving industry standards and government regulation that impact our business, particularly in the areas of data collection and consumer privacy;
•	prevent or mitigate failures or breaches of security;
•	expand our business internationally; and
•	hire and retain qualified and motivated employees.

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

To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we add to our platform. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with ours, our ability to sell access to our platform to new or existing clients could be impaired. We have spent significant effort in cultivating our relationships with advertising agencies, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have MSAs in place for our clients, such agreements allow our clients to change the amount of spend through our platform or terminate our services with limited notice. Our clients typically have relationships with different providers and there is limited cost to moving budgets to our competitors. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our clients will continue to use our platform or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that our revenue or revenue growth rate could be significantly reduced and our business negatively impacted.

The loss of advertising agencies as clients could significantly harm our business, financial condition and results of operations.

Our client base consists primarily of advertising agencies. We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on advertising campaigns for advertisers.

The loss of agencies as clients could significantly harm our business, financial condition and results of operations. If we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the advertisers represented by that agency.

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

We had approximately 742 clients, consisting primarily of advertising agencies, as of December 31, 2018. Many of these agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers, are located, at the agency, local branch or division level. If all of our individual client contractual relationships were aggregated at the holding company level, Publicis Groupe and Omnicom Group Inc. would each represent more than 10% of our gross billings for 2018.

In most cases, we enter into separate contracts and billing relationships with the individual agencies and account for them as separate clients. However, some holding companies for these agencies may choose to exert control over the individual agencies in the future. If so, any loss of relationships with such holding companies and, consequently, of their agencies, local branches or divisions, as clients could significantly harm our business, financial condition and results of operations.

If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.

Our industry is subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. We may make bad decisions regarding these investments. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. If we fail to adapt to our rapidly changing industry or to evolving client needs, demand for our platform could decrease and our business, financial condition and results of operations may be adversely affected.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and results of operations.

We have experienced and continue to experience significant growth in a short period of time. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our platform and client service may be adversely impacted if we do not train our new personnel, particularly our sales and support personnel, quickly and effectively, or if we fail to appropriately coordinate across our organization. Additionally, our rapid growth may place a strain on our resources, infrastructure and ability to maintain the quality of our platform. You should not consider our revenue growth and levels of profitability in recent periods as indicative of future performance. In future periods, our revenue or profitability could decline or grow more slowly than we expect. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and results of operations.

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

We operate in a highly competitive and rapidly changing industry. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer new products and services, such as analytics, automated media buying and exchanges, aimed at capturing advertising spend or disrupting the digital marketing landscape. In addition to existing competitors and intermediaries, we may also face competition from new companies entering the market, which may include large established companies, all of which currently offer, or may in the future offer, products and services that result in additional competition for advertising spend or advertising inventory, or other changes to the marketplace that may be detrimental to our business.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, and may be better positioned to execute on advertising conducted over certain channels, such as social media, mobile and video. Some of our competitors may have a longer operating history and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our platform and could result in increased pricing pressure, increased sales and marketing expense or the loss of market share.

Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Economic downturns or unstable market conditions may cause advertisers to decrease their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could result in our investments not yielding the returns we anticipate.

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

•	changes in the availability of advertising inventory through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;
•	disruptions or outages on our platform;
•	the introduction of new technologies or offerings by our competitors or others in the advertising marketplace;
•	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;
•	timing differences between our payments for advertising inventory and our collection of related advertising revenue;
•	the length and unpredictability of our sales cycle; and
•	costs related to acquisitions of businesses or technologies, or employee recruiting and retention.

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

We are subject to payment-related risks, including from advertising agencies that do not pay us until they receive payment from the advertiser, and, if our clients do not pay or dispute their invoices, our ability to collect for non-payment may be limited and our business, financial condition and results of operations may be adversely affected.

Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. We may also be involved in disputes with agencies and their advertisers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to resolve disputes with our clients, we may lose clients or clients may decrease their use of our platform and our financial performance and growth may be adversely affected. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for bad debt, which could harm our results of operations. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could harm our business, financial condition and results of operations. Even if we are not paid by our clients on time or at all, we are still obligated to pay for the advertising inventory, third-party data, and other add-on features that clients purchase on our platform, and as a consequence, our business, financial condition and results of operations would be adversely impacted.

A substantial portion of our business is from advertising agencies that do not pay us until they receive payment from the advertiser, resulting in an increased length of time between our payment for media inventory and our receipt of payment for use of our platform, which may adversely affect our working capital.

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

This collections and payments cycle will increasingly consume working capital if we continue to be successful in growing our business. In addition, we typically experience slow payment cycles by advertising agencies as is common in our industry. If we are unable to borrow on commercially acceptable terms, our working capital availability could be reduced, and as a consequence, our financial condition and results of operations would be adversely impacted.

Due to this timing imbalance in collections and payments, we may rely on our credit facility to partially or completely fund our working capital requirements. We cannot assure you that as we continue to grow, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the credit facility in an amount sufficient to fund our working capital needs. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility, and we may therefore be at risk of default thereunder. We cannot assure you that we would be able to locate additional financing or increase amounts borrowed under our existing credit facility on commercially reasonable terms or at all.

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

We must maintain a consistent supply of attractive ad inventory. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges, video, CTV, audio and mobile inventory, and social media platforms. The amount, quality and cost of inventory available to us can change at any time. A few inventory suppliers hold a significant portion of the programmatic inventory either generally or concentrated in a particular channel, such as audio and social media. In addition, we compete with companies with which we have business relationships. For example, Google is one of our largest advertising inventory suppliers in addition to being one of our competitors. If Google or any other company with attractive advertising inventory limits our access to its advertising inventory, our business could be adversely affected. If our relationships with certain of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory on favorable terms. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.

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

Our success depends on consistently adding valued inventory in a cost-effective manner. If we are unable to maintain a consistent supply of quality inventory for any reason, client retention and loyalty, and our financial condition and results of operations could be harmed.

Seasonal fluctuations in advertising activity could have a negative impact on our revenue, cash flow and operating results.

Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for it. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods. Our historical revenue growth has masked the impact of seasonality, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could have a more significant impact on our revenue, cash flow and operating results from period to period.

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

We have previously identified a material weakness in our internal control over financial reporting in the Annual Report on Form 10-K as of December 31, 2017 and, if our remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.

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

We reported in our Annual Report on Form 10-K as of December 31, 2017 a material weakness resulting from an absence of certain information technology general controls (“ITGCs”) related to our platform system applications. During 2018, we completed the remediation measures related to our previously reported material weakness in ITGCs, and concluded that our internal control over financial reporting was effective as of December 31, 2018.

However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

Our platform system applications are complex and multi-faceted and include applications that are highly customized in order to serve and support our clients and our advertising inventory and data suppliers, as well as, support our financial reporting obligations. We regularly make improvements to our platform to maintain and enhance our competitive position. In the future, we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems. These factors require us to develop and maintain our internal controls, processes and reporting systems, and we expect to incur ongoing costs in this effort. However, we may not be successful in developing and maintaining adequate internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results, leading to material weaknesses in internal controls and causing our financial statements to be misstated.

If one or more of the following were to occur, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected:

•	we identify new material weaknesses in our internal control over financial reporting;
•	we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner;
•	we are unable to assert that our internal control over financial reporting is effective; or
•	our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting.

Such failures could also subject us to investigations by NASDAQ, the stock exchange on which our securities are listed and the Securities and Exchange Commission or other regulatory authorities, and to litigation from stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

We allow our clients to utilize application programming interfaces, or APIs, with our platform, which could result in outages or security breaches and negatively impact our business, financial condition and results of operations.

The use of APIs by our clients has significantly increased in recent years. Our APIs allow clients to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow clients greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to client overuse of our systems through our APIs. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation and remediation damage to our reputation and loss of goodwill, any of which could harm our business, financial condition and results of operations.

We may experience outages and disruptions on our platform if we fail to maintain adequate security and supporting infrastructure as we scale our platform, which may harm our reputation and negatively impact our business, financial condition and results of operations.

As we grow our business, we expect to continue to invest in technology services and equipment, including data centers, network services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain clients. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected. The steps we take to increase the reliability, integrity and security of our platform as it scales are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyberattacks. Such cyberattacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, tricking company employees into releasing control of their systems to a hacker, or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyberattacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data from our platform. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as real-time advertising exchanges. Outages and disruptions of our platform, including due to cyberattacks, may harm our reputation and negatively impact our business, financial condition and results of operations.

Operational, performance and internal control issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, financial condition and results of operations.

We depend upon the sustained and uninterrupted performance of our platform to manage our inventory supply; bid on inventory for each campaign; collect, process and interpret data; and optimize campaign performance in real-time and provide billing information to our financial systems. If our platform cannot scale to meet demand, if there are errors in our execution of any of these functions on our platform or if we experience outages, then our business may be harmed. We may also face material delays in introducing new services, products and enhancements. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing proprietary technology and systems may become obsolete.

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

Operational, performance and internal control issues with our platform could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, loss of the ability to access our platform, loss of competitive position or claims by clients for losses sustained by them and stockholders may lose confidence in the accuracy and completeness of our financial reports. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our business, financial condition and results of operations.

Data privacy and security concerns relating to our technology and our practices could damage our reputation and deter current and potential customers from using our products and services. If our security measures are breached or unauthorized access is obtained to user, customer or inventory and third-party provider data, our services may be perceived as insecure, we may lose existing customers and providers or fail to attract new customers and providers, and we may incur significant reputational harm and legal and financial liabilities.

In the wake of recent high-profile data breaches, consumers, privacy advocates and legislators have expressed concerns regarding digital advertising and whether advertising technology products, services, or processes compromise the privacy of Internet users. Concerns about industry practices or our practices with regard to the collection, use, disclosure, or security of personal information or other data privacy related matters, even if unfounded, could damage our reputation and adversely affect our results of operations or lead to enhanced regulatory oversight that may burden our management and operations. Our privacy policies and business operations may have to change to adapt to any such changes in our business environment.

Our products and services involve the storage and transmission of data from users, customers, and inventory and data providers. We have dedicated and expect to continue to dedicate significant resources to create security protections that shield data against unauthorized access. However, such measures cannot provide absolute security. Bugs, defects, security breaches, theft, misuse or vulnerabilities in our products, services and processes may expose us to a risk of loss or corruption of such data, improper use and disclosure of such information, litigation, and other potential liability. Systems failures, compromises of our security, failure to abide by our privacy policies or contractual obligations, or inadvertent disclosure that results in the release of data from users, customers, or inventory or data providers could result in government investigations, enforcement actions and other legal and financial liability, which may seriously harm our reputation and brand, and impair our ability to attract and retain customers.

From time to time, we experience cyberattacks of varying degrees and other attempts to gain unauthorized access to our systems. Our security measures may in the future be breached due to negligence or malfeasance by internal or external actors, or errors or vulnerabilities in our systems, products or processes or in those of our customers, providers and vendors, or otherwise. Such breach or other unauthorized access, or attempts by outside parties to fraudulently induce employees, customers or vendors to disclose sensitive information in order to gain access to our data, user data, or our customers’ or inventory and third-party providers’ data could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, become more sophisticated, and often are not recognized until launched against a target, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures. Cyberattacks could also compromise trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

While we have dedicated significant resources to privacy and security incident response, including dedicated worldwide incident response teams, our response process may not be adequate, may fail to accurately assess the severity of an incident, may not respond quickly enough, or may fail to sufficiently remediate an incident, among other issues. As a result, we may suffer significant legal, reputational, or financial exposure, which could adversely affect our business and results of operations.

Legislation and regulation of online businesses, including privacy and data protection regimes, may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our platform or business model, which may have a material adverse effect on our business.

U.S. and foreign governments have enacted or are considering enacting legislation related to privacy, data protection, data security and digital advertising and we expect to see an increase in, or changes to, legislation and regulation that affects our industry, including the use of geo-location data to inform advertising, the collection and use of non-identifiable or identifiable Internet user data and unique device identifiers, such as IP address or mobile unique device identifiers, and other data protection and privacy-related regulation.

Additionally, industry groups in the U.S., such as the Digital Advertising Alliance, or DAA, and the Network Advertising Initiative, or NAI, and their international counterparts have self-regulatory guidelines that are subject to periodic updates to which we have agreed to adhere.

Such legislation and regulation could cause us to incur additional or unexpected compliance costs, negatively impact inventory and third-party data made available through our platform, adversely affect demand for our platform, or otherwise harm our business, financial condition and results of operations.

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

Similarly, political advertising is governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. The lack of uniformity and the increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platform, and otherwise increase our operating and compliance costs.

Additionally, evolving definitions of what is considered personal data within the European Union (including the European Economic Area, or EEA, countries of Iceland, Liechtenstein and Norway), or EU, and elsewhere may also impact us. The General Data Protection Regulation, or GDPR, which applies to any company inside or outside the EU that collects and uses personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, came into effect on May 25, 2018. The GDPR clarifies that the definition of “personal data” under the current EU data protection framework includes online identifiers provided by individuals’ devices, apps, and protocols (such as IP addresses, mobile device IDs, cookie strings) and individuals’ location data, if there is potential that individuals can be identified by such data. The GDPR also enhances data protection obligations for controllers of personal data and for service providers processing personal data and guarantees certain rights, such as access and deletion, to the subjects of personal data. These enhancements have, and may continue to, bring about significant changes in the way the advertising technology industry operates in the EU, and some companies may have difficulty adapting their businesses and technology. Adaptation of the digital advertising marketplace in the EU requires significant collaboration between participants in the market. The ongoing effectiveness with which industry participants can adapt to changes required for operating under the GDPR, and the user response to such changes, could negatively impact inventory, data, and demand in Europe. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business. The industry has collaborated to create a user-facing framework for establishing and managing legal bases under ePrivacy and GDPR. Although the framework is actively in use, we cannot predict its effectiveness over the long term, whether users and regulators will accept it as valid, or how the rate of user participation may affect the market. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the GDPR’s requirements requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

For the transfer of personal data from the EU to the U.S., we rely upon, and are currently certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, continues to face criticism from privacy advocates in the EU, and is also subject to pending legal challenges in the General Court of the Court of Justice of the European Union. Other EU mechanisms for adequate data transfer such as the standard contractual clauses are also being challenged in the EU courts. These challenges to the legal means used to transfer personal data may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business. We may find it necessary to establish systems to maintain personal data originating from the EU in the EU, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

The planned exit of the United Kingdom, or U.K., from the European Union, referred to as Brexit, is scheduled to take place on March 29, 2019. It remains unclear how, if it proceeds, Brexit will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. As of the date of filing this Form 10-K, there is no agreement in place for the terms of the U.K.’s exit and the relationship between the U.K. and the EU post-Brexit, and even the exit agreements that have been proposed would leave much ambiguity in these areas. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

Increasing attention to privacy has led other jurisdictions to amend, or propose legislation to amend, their existing data protection laws to enact measures similar to those in the GDPR. Accordingly, similar challenges to those we face in the EU may arise in jurisdictions outside of the EU, as those new laws come into effect. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because its scope, and a number of the key provisions, resemble the GDPR.

The CCPA establishes a new privacy framework for covered businesses by, among other requirements, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the sale of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As currently enacted, we and partners in our industry will be required to comply with these requirements when the CCPA becomes effective in 2020. As with GDPR, the digital advertising marketplace may have to adapt to operating under the CCPA where it applies. We cannot predict the timing or outcome of this adaptation or the effect on our business. Adapting our business to the CCPA could involve substantial resources and expense, and may cause us to divert resources from other aspects of our business, all of which may adversely affect our business.

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

Data protection and privacy concerns are an important part of the programmatic advertising buying industry. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit use of our platform by current and future clients. For example, claims or adverse publicity could result from the perception of pharmaceuticals or medical advertisements targeting conditions. Our failure or perceived failure to comply with applicable laws and regulations could result in enforcement actions against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations.

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

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the DAA, NAI, their international counterparts, and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

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

As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. Similar standards have been set at device-level so that activities on mobile devices, including browsing and app uses, are not tracked. The major Internet browsers have implemented some version of a “Do Not Track” setting, though, because there is no standard yet, it is not widely honored. However, Apple recently removed the “Do Not Track” setting from Safari and it is not clear if other Internet browsers will follow. The potential regulatory and self-regulatory landscape is inherently uncertain, as there is no definition of tracking, no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. The World Wide Web Consortium, or W3C, chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations, to create a voluntary “Do Not Track” standard for the World Wide Web. The group has yet to agree upon a standard and has considered disbanding due to uncertainty regarding the implementation of a “Do Not Track” standard. Work in the group has significantly slowed, and participation has declined to only a few participants. Despite the lack of consensus in this arena, the FTC, as it has suggested in the past, or other U.S. federal or state government regulators, may pursue legislation if the industry cannot agree upon a standard. In the EU, the Article 29 Working Party recommended in an Opinion issued on April 4, 2017 that the proposed ePrivacy Regulation require terminal equipment and software to offer privacy protective settings by default with the ability for users to adjust these settings during setup, browser settings that enable users to signal specific consent, and mandatory adherence to “Do Not Track” to give users additional control over the collection of their Internet activity data. If a “Do Not Track” browser setting, or some similar control, is adopted by many Internet users or if a “Do Not Track” standard imposed by state or federal or foreign legislation (such as the proposed ePrivacy Regulation), or agreed upon by standard setting groups, which prohibits us from using data as we currently do, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition and results of operations could be adversely affected.

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

We have committed to comply with the NAI’s Code of Conduct and the DAA’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., as well as similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. We offer Internet users the ability to opt out of receiving interest-based advertisements. If we make mistakes in our implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or our opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business.

Our failure to meet content and inventory standards and provide services that our advertisers and inventory suppliers trust, could harm our brand and reputation and negatively impact our business, financial condition and results of operations.

We do not provide or control either the content of the advertisements we serve or that of the websites providing the inventory. Advertisers provide the advertising content and inventory suppliers provide the inventory. Both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal and they are hesitant to spend money without guaranteed brand security. Additionally, advertisers may seek to display advertising campaigns in jurisdictions that do not permit such advertising (for example, pharmaceutical advertising is not permitted in many countries). Consequently, our reputation depends in part on providing services that our advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We contractually prohibit the misuse of our platform by agencies (and their advertiser clients) and inventory suppliers. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory, including “tool bar” inventory, which is inventory that appears within an application and displaces any advertising that would otherwise be displayed on the website. Despite such efforts, our clients may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case, we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be fully successful in doing so. There are other means we could use, such as human review of content we serve, that some of our competitors undertake, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease these risks. We may provide access to inventory that is objectionable to our advertisers or we may serve advertising that contains malware or objectionable content to our inventory suppliers or we may be unable to detect and prevent non-human traffic, which could harm our or our clients’ brand and reputation and decrease their trust in our platform, and negatively impact our business, financial condition and results of operations.

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

If the non-proprietary technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, financial condition and results of operations could be harmed.

We depend on various technology, software, products and services from third parties or available as open source, including for critical features and functionality of our platform, data centers and API technology, payment processing, payroll and other professional services. For example, in order for clients to target ads in ways they desire and otherwise optimize and verify campaigns, our platform must have access to data regarding Internet user behavior and reports with demographic information regarding Internet users. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services. For example, we rely upon third-party co-location providers for our data centers, and we are dependent on these third parties to provide continuous power, cooling, Internet connectivity and physical and technological security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume some hosting responsibilities ourselves. In addition, even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could result in a loss of revenue. If we are unsuccessful in establishing or maintaining our relationships with our third-party providers or otherwise need to replace them, internal resources may need to be diverted and our business, financial condition and results of operations could be harmed.

We face potential liability and harm to our business based on the human factor of inputting information into our platform.

Campaigns are set up using several variables available to our clients on our platform. While our platform includes several checks and balances, it is possible for human error to result in significant overspending. The system requires a daily cap at the ad group level. We also provide for the client to input daily and overall caps at the advertising inventory campaign level at their discretion. Additionally, we set a credit limit for each user so that they cannot spend beyond the level of credit risk we are willing to accept. Despite these protections, the ability for overspend exists. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a client with a high credit limit enters the wrong daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidently go significantly over budget. While our client contracts state that clients are responsible for media purchased through our platform, we are ultimately responsible for paying the inventory providers, and we may be unable to collect for such issues.

We have international operations and plan to continue expanding abroad where we have more limited operating experience, which may subject us to additional cost and economic risks that can adversely affect our business, financial condition and results of operations.

Our international operations and expansion plans create challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the U.S., and our ability to manage our business and conduct our operations internationally requires considerable attention and resources.

We have personnel in countries within Europe, Asia, and Australia, and we are continuing to expand our international operations. Some of the countries into which we are, or potentially may, expand score unfavorably on the Corruption Perceptions Index, or CPI, of the Transparency International. Our teams in locations outside the U.S. are substantially smaller than some of our teams in the U.S. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, or we are unable to secure quality non-U.S. ad inventory and data on reasonable terms due to our limited inventory and data team capacity, we may be unable to effectively grow in international markets.

In addition to risks described elsewhere in this section, our international operations and expansion subject us to a variety of additional risks, including:

•

risks related to local advertising markets, where adoption of programmatic ad buying may be slower than in the U.S., advertising buyers and inventory and data providers may be less familiar with DSPs and our brand, and business models may not support our value proposition;

•

risks related to compliance with local laws and regulations, including those relating to privacy, cybersecurity, data security, data localization, anti-bribery, import and export controls, economic sanctions, tax and withholding (including overlapping of different tax regimes), varied labor and employment laws (including those relating to termination of employees); and other regulatory limitations or obligations on our operations, and the increased administrative costs and risks associated with such compliance;

•

operational and execution risk, and other challenges caused by distance, language and cultural differences, which may burden management, increase travel, infrastructure and legal compliance costs, and add complexity to our enforcement of advertising standards across languages and countries;

•

geopolitical and social factors, such as concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate, global and regional recessions, political instability, and trade disputes;

•

risks related to pricing structure, payment and currency, including aligning our pricing model and payment terms with local norms, higher levels of credit risk and payment fraud, difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure, and difficulties in repatriating or transferring funds from or converting currencies; and

•	reduced protection for intellectual property rights in some countries and practical difficulties in enforcing contractual and intellectual property rights abroad.

We have a U.K. entity under which we have entered into international customer and partner agreements, including with those in the EU, that are governed by English Law, and some of our customers and partners pay us in British Pounds and Euros. It is unclear what effects Brexit will have on the operational execution and enforcement of those agreements, transborder transactions generally, matters of taxation, transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business in the U.K. and EU. Brexit may adversely affect economic conditions in the U.K., EU and elsewhere across the globe, and could contribute to volatility in foreign exchange markets with respect to the British Pound and Euro, which we may not be able to effectively manage, and our financial results could be adversely affected. Further, Brexit may add additional complexity to our European operations, which are headquartered in the U.K. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

We may incur significant operating expenses as a result of our international operations and expansion, and we may not be successful. Our international business also subjects us to the impact of differing regulatory requirements, costs and difficulties in managing a distributed workforce, and potentially adverse tax consequences in the U.S. and abroad. In addition, advertising markets outside of the U.S. are not as developed as those within the U.S., and we may be unable to grow our business sufficiently. Our failure to successfully manage the risks and challenges described in this section could adversely affect our business, financial condition and operating results.

Exposure to foreign currency exchange rate fluctuations could negatively impact our operating results.

While the majority of the transactions through our platform are denominated in U.S. dollars, we have transacted in foreign currencies for both inventory and for payments by clients from use of our platform, including principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen and Thai Baht. Given our anticipated international growth, we expect the number of transactions in foreign currencies to continue to grow in the future. While we do require a fee from our clients that pay in non-U.S. currency, this fee may not always cover foreign currency exchange rate fluctuations. We currently have a program to hedge exposure to foreign currency fluctuations. However, the use of hedging instruments may not be available for all currencies, or may not always offset losses resulting from foreign currency exchange rate fluctuations. Moreover, the use of hedging instruments can itself result in losses if we are unable to structure effective hedges with such instruments.

We are exposed to fluctuations in the market values of our investments.

Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration or losses, financial results, foreign exchange rates, changes in interest rates, or other factors. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss, which could adversely affect our financial condition and results of operations.

Future acquisitions, strategic investments or alliances could disrupt our business and harm our business, financial condition and results of operations.

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

Failure to appropriately mitigate these risks or other issues related to such acquisitions and strategic investments could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, financial condition and results of operations.

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

Our obligations under our credit facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property, and investment property and equipment. The covenants in our credit facility may limit our ability to take actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. In addition, if we fail to meet the required covenants, we will not have access to further draw-downs under our credit facility.

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

Employee turnover, including changes in our management team, could disrupt our business. None of our founders or other key employees have an employment agreement for a specific term, and any of our employees may terminate his or her employment with us at any time. The loss of one or more of our executive officers, especially our two founders, or our inability to attract and retain highly skilled employees could have an adverse effect on our business, financial condition and results of operations.

Our management team has limited experience managing a public company.

We became a public company in September 2016. Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

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

Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, financial condition and results of operations could be harmed.

We have experienced and may continue to experience rapid expansion of our employee ranks. We believe our corporate culture has been a key element of our success. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, financial condition and results of operations could be harmed.

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

We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct business. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the CPI by Transparency International, and increase our use of third parties such as sales agents, distributors, resellers or consultants, our risks under these laws will increase. We adopt appropriate policies and procedures and conduct training, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition and results of operations.

We are subject to governmental economic sanctions requirements and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.

As a U.S. company, we are subject to U.S. export control and economic sanctions laws and regulations, and we are required to export our technology and services in compliance with those laws and regulations, including the U.S. Export Administration Regulations and economic embargo and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control. U.S. economic sanctions and export control laws and regulations prohibit the shipment of specified products and services to countries, governments and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent doing any business, directly or indirectly, with countries, governments and persons targeted by U.S. sanctions and to ensure that our technology and services are not exported or used by countries, governments and persons targeted by U.S. sanctions, such measures may be circumvented. There can be no assurance that we will be in compliance with U.S. export control or economic sanctions laws and regulations in the future. Any such violation could result in significant criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could materially adversely impact our business.

Furthermore, if we export our technology, the exports may require authorizations, including a license, a license exception or other appropriate government authorization. Complying with export control and sanctions regulations may be time-consuming and may result in the delay or loss of opportunities.

In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our platform or could limit our clients’ ability to use our platform in those countries. Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets or prevent our clients with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export our technology and services to, existing or potential clients with international operations. Any decreased use of our platform or limitation on our ability to export our platform would likely adversely affect our business, financial condition and results of operations.

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

In addition, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our core business, and adversely affect our business.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, or IPO, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 66% of the voting power of our outstanding capital stock as of December 31, 2018. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, litigation or claims, which, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may from time to time, be party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Holders of Record

As of January 31, 2019, there were approximately 19 holders of record of our Class A common stock and 25 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our Class A or Class B common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to finance the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our board of directors considers relevant. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our financial condition. In addition, our credit facility contains restrictions on our ability to pay dividends.

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

The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between September 21, 2016 (our initial trading day) and December 31, 2018, with the comparative cumulative total returns of the Standard & Poor’s (S&P) 500 Index, Russell 2000 Index and NASDAQ 100 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the S&P 500 Index, Russell 2000 Index and NASDAQ 100 Index assumes reinvestments of dividends. The graph assumes the closing market price on September 21, 2016 of $30.10 per share as the initial value of our Class A common stock. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance. We added the NASDAQ 100 Index because the companies which comprise the NASDAQ 100 index align with our growing business.

450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
09/21/2016
12/31/2016
12/31/2017
12/31/2018
The Trade Desk, Inc.
S&P 500 Index - Total Return
Russell 2000 Index
NASDAQ 100 Index

Item 6. Selected Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated. We have derived the selected consolidated statements of operations data for 2018, 2017, and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$477,294	$308,217	$202,926	$113,836	$44,548
Operating expenses (1):
Platform operations	114,098	66,230	39,876	22,967	12,559
Sales and marketing	87,071	61,379	46,056	26,794	14,590
Technology and development	83,892	52,806	27,313	12,819	7,250
General and administrative	84,910	58,446	32,163	13,276	9,385
Total operating expenses	369,971	238,861	145,408	75,856	43,784
Income from operations	107,323	69,356	57,518	37,980	764
Total other expense, net	1,586	5,731	13,684	8,125	1,707
Income (loss) before income taxes	105,737	63,625	43,834	29,855	(943)
Provision for (benefit from) income taxes	17,597	12,827	23,352	13,926	(948)
Net income	$88,140	$50,798	$20,482	$15,929	$5
Net income (loss) attributable to common stockholders (2)	$88,140	$50,798	$(26,727)	$8,764	$—
Net income (loss) per share attributable to common stockholders–basic (2)	$2.08	$1.26	$(1.46)	$0.85	$—
Net income (loss) per share attributable to common stockholders–diluted (2)	$1.92	$1.15	$(1.46)	$0.39	$—

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Non-GAAP Financial and Operating Data:
Gross spend (3)	$2,350,877	$1,555,856	$1,027,984	$552,325	$211,266
Gross billings (4)	$2,285,013	$1,491,742	$990,561	$529,975	$201,804

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$207,232	$155,950	$133,400	$4,047	$17,315
Accounts receivable, net	834,764	599,565	377,240	191,943	78,364
Total assets	1,117,872	797,164	537,596	210,231	102,238
Accounts payable	669,147	490,377	321,163	108,461	58,293
Long-term debt, net of current portion	—	27,000	25,847	45,918	16,493
Total liabilities	723,305	551,581	373,216	171,885	80,372
Convertible preferred stock	—	—	—	24,204	27,997
Total stockholders’ equity (deficit)	394,567	245,583	164,380	14,142	(6,131)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Platform operations	$4,463	$2,674	$756	$71	$14
Sales and marketing	11,306	6,261	1,707	127	50
Technology and development	13,855	6,661	1,513	85	909
General and administrative	12,586	5,721	1,080	91	3,572
Total	$42,210	$21,317	$5,056	$374	$4,545

Refer to Note 9 to our audited consolidated financial statements for more information regarding stock-based compensation expense.

(2)

Refer to Note 3 to our audited consolidated financial statements for a description of the net income (loss) attributable to common stockholders and net income (loss) per share attributable to common stockholders—basic and diluted computations.

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

Overview

We are a technology company that empowers buyers of advertising. Through our self-service, cloud-based platform, ad buyers can create, manage, and optimize more expressive data-driven digital advertising campaigns across ad formats, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices, and CTV. Our platform’s integrations with major data, inventory, and publisher partners provides ad buyers reach and decisioning capabilities, and our enterprise APIs enable our customers to develop on top of the platform.

We commercially launched our platform in 2011 targeting display advertising. We have since extended our platform to address additional advertising formats, and in 2018, approximately 72% of gross spend on our platform was for mobile, video, audio, native and social.

Our clients are primarily the advertising agencies and other service providers for advertisers, with whom we enter into ongoing MSAs. We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value added services and platform features.

Executive Summary

Highlights

For the years ended December 31, 2018 and 2017:

•	our revenue was $477.3 million and $308.2 million, respectively, representing an increase of 55%; and
•	our net income was $88.1 million and $50.8 million, respectively.

Trends, Opportunities and Challenges

The growing digitization of media and fragmentation of audiences has increased the complexity of advertising, and thereby increased the need for automation in ad buying, which we provide on our platform. In order to grow, we will need to continue to develop our platform’s programmatic capabilities and advertising inventory. We believe that key opportunities include our ongoing global expansion, continuing development of our CTV, video, audio, and native ad inventory, and continuing development of data usage and advertising targeting capabilities.

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

We invest for long-term growth. We anticipate that our operating expenses will continue to increase significantly in the foreseeable future as we invest in platform operations and technology and development to enhance our product features, including programmatic buying of CTV ad inventory, and in sales and marketing to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to continue making investments in our infrastructure, including our information technology, financial and administrative systems and controls, to support our growing operations.

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

Ability to Expand our Omnichannel Reach, Including CTV and Digital Radio

We enable the purchase of advertising inventory in a wide variety of formats. Non-display advertising such as mobile, video, audio, social and native are significant and increasing components of our gross spend. Our future growth will depend on our ability to maintain and grow the inventory of, and spend on, other channels in addition to display advertising. We believe that our ability to integrate and offer CTV and digital radio advertising inventory for purchase through our platform, and in particular our ability to manage the increased costs that will accompany these purchases, will impact the future growth of our business.

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

Development of International Markets

We have been increasing our focus on markets outside the U.S. to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant due to the growing middle class abroad, and should continue to expand as publishers and advertisers outside the U.S. seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally, and we expect our growth internationally to continue outpacing our domestic growth. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about geographic gross billings is set forth in Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Components of Our Results of Operations

We have one primary business activity and operate in one reportable and operating segment.

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

Refer to “Critical Accounting Policies and Estimates—Revenue Recognition” below for a description of our revenue recognition policies.

Operating Expenses

We classify our operating expenses into the following four categories:

Platform Operations. Platform operations expense consists of expenses related to hosting our platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (QPS) and providing support to our clients. Platform operations expense includes hosting costs, personnel costs, and amortization of acquired technology and capitalized software costs for the development of our platform, including allocated overhead. Personnel costs included in platform operations include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel who provide our clients with support using our platform and the personnel who support our platform. We capitalize certain costs associated with the development of our platform and amortize these costs in platform operations over their estimated useful lives. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of QPS through our platform and hire additional personnel to support our clients.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and commission costs, for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities, and allocated overhead. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Commissions costs are expensed as incurred.

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

Technology and Development. Our technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs, third-party consultant costs associated with the ongoing development and maintenance of our platform and integrations with our advertising and data inventory suppliers, amortization of capitalized third-party software used in the development of our platform and allocated overhead. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in other assets, non-current on our consolidated balance sheet. We amortize capitalized software development costs relating to our platform to platform operations expense.

We believe that continued investment in our platform is critical to attaining our strategic objectives and long-term growth. We therefore expect technology and development expense to increase as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spend on our platform. Our development efforts also include additional platform functionality to support our international expansion. We also intend to invest in technology to further automate our business processes.

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

Interest Income. Interest income is mainly related to our cash and cash equivalents, which carry variable interest rates.

Change in Fair Value of Preferred Stock Warrant Liabilities. Prior to our IPO in September 2016, we had two outstanding warrants to purchase shares of our convertible preferred stock. These convertible preferred stock warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our IPO, the warrants converted into warrants to purchase shares of common stock and were net exercised by the holders. As a result, we no longer remeasure the value of warrants after our IPO.

Foreign Currency Exchange Loss, Net. Foreign currency exchange loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and, to a much lesser extent, accounts payable that are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen and Thai Baht.

Provision for Income Taxes

The provision for income taxes consists primarily of U.S. federal, state, and foreign income taxes. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We evaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented:

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Revenue	$477,294	$308,217	$202,926
Operating expenses:
Platform operations	114,098	66,230	39,876
Sales and marketing	87,071	61,379	46,056
Technology and development	83,892	52,806	27,313
General and administrative	84,910	58,446	32,163
Total operating expenses	369,971	238,861	145,408
Income from operations	107,323	69,356	57,518
Total other expense, net	1,586	5,731	13,684
Income before income taxes	105,737	63,625	43,834
Provision for income taxes	17,597	12,827	23,352
Net income	$88,140	$50,798	$20,482

	For the Year Ended December 31,
	2018	2017	2016
	(as a percentage of revenue*)
Revenue	100%	100%	100%
Operating expenses:
Platform operations	24	21	20
Sales and marketing	18	20	23
Technology and development	18	17	13
General and administrative	18	19	16
Total operating expenses	78	77	72
Income from operations	22	23	28
Total other expense, net	—	2	7
Income before income taxes	22	21	22
Provision for income taxes	4	4	12
Net income	18%	16%	10%

*	Percentages may not sum due to rounding.

Comparison of the Years Ended December 31, 2018, 2017 and 2016

Revenue

	Year Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
	(in thousands, except percentages)
Revenue	$477,294	$308,217	$202,926	$169,077	55%	$105,291	52%

2018 Compared to 2017

The increase in revenue was primarily due to a 51% increase in gross spend on our platform. Gross spend on our platform by existing clients added prior to 2018 increased by 44% in the aggregate in 2018, and these existing clients represented approximately 94% of the total gross spend in 2018. In 2018, 61% of existing clients added prior to 2018 increased their gross spend on our platform and their average increase in gross spend was approximately $2.5 million.

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

Platform Operations

	Year Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
	(in thousands, except percentages)
Platform operations	$114,098	$66,230	$39,876	$47,868	72%	$26,354	66%
Percent of revenue	24%	21%	20%

2018 Compared to 2017

The increase in platform operations expense was primarily due to increases of $34.8 million in hosting costs and $8.6 million in personnel costs, including $1.8 million of stock-based compensation. The increase in hosting costs was primarily attributable to supporting the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team.

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

We expect platform operations expenses to increase in absolute dollars in future periods, as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

	Year Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
	(in thousands, except percentages)
Sales and marketing	$87,071	$61,379	$46,056	$25,692	42%	$15,323	33%
Percent of revenue	18%	20%	23%

2018 Compared to 2017

The increase in sales and marketing expense was primarily due to increases of $21.0 million in personnel costs, including $5.0 million of stock-based compensation, $2.5 million in marketing expenses and $2.2 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in sales and marketing headcount in order to support our sales efforts and to continue to develop and maintain relationships with our clients. The increase in overall marketing expenses was mainly related to our participation in industry events, tradeshows and related public relations activities. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

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

Technology and Development

	Year Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
	(in thousands, except percentages)
Technology and development	$83,892	$52,806	$27,313	$31,086	59%	$25,493	93%
Percent of revenue	18%	17%	13%

2018 Compared to 2017

The increase in technology and development expense was primarily due to increases of $27.0 million in personnel costs, including $7.2 million of stock-based compensation, and $4.1 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with new operating leases to support our growth.

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

We expect technology and development expense to increase in absolute dollars, as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spend on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

	Year Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	$	%	$	%
	(in thousands, except percentages)
General and administrative	$84,910	$58,446	$32,163	$26,464	45%	$26,283	82%
Percent of revenue	18%	19%	16%

2018 Compared to 2017

The increase in general and administrative expense was primarily due to increases of $25.2 million in personnel costs, including $6.9 million of stock-based compensation, and $2.7 million in allocated facilities costs, partially offset by a $2.2 million decrease in bad debt expense. The increase in personnel costs was primarily related to finance, human resources and legal headcount to support our growth. The increase in allocated facilities costs was primarily driven by an increase in rent expense associated with operating leases to support our growth. The decrease in bad debt expense was primarily attributable to specific client reserves.

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

We expect general and administrative expenses to increase in absolute dollars in future periods, as we continue to invest in corporate infrastructure to support our growth.

Other Expense, Net

	Year Ended December 31,			2018 vs 2017 Change	2017 vs 2016 Change
	2018	2017	2016	$	$
	(in thousands)
Total other expense, net	$1,586	$5,731	$13,684	$(4,145)	$(7,953)

2018 Compared to 2017

The decrease in other expense, net was primarily related to a decrease of $2.1 million in foreign currency exchange loss, net, a $1.8 million increase in interest income, and a $0.2 million decrease in interest expense. The increase in interest income was primarily attributable to an increase in cash and cash equivalents during 2018, including an increase in higher interest-bearing money market funds.

2017 Compared to 2016

The decrease in other expense, net was primarily due to decreases of $9.5 million in expense related to the fair value of our convertible preferred stock warrant liabilities, which were exercised as part of our IPO in September 2016, and $1.3 million in interest expense attributable to a reduction in our debt borrowings and a liquidation fee paid in 2016 at the closing of our IPO related to a prior debt facility. These decreases were partially offset by an increase in foreign currency exchange loss, net, of $2.8 million resulting from higher foreign denominated accounts receivable and accounts payable balances in 2017 compared to 2016.

Provision for Income Taxes

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except percentages)
Provision for income taxes	$17,597	$12,827	$23,352
Effective tax rate	17%	20%	53%

The difference between the effective tax rate in 2018 of 17% and the U.S. federal statutory income tax rate of 21% was primarily due to the impact of tax benefits associated with stock-based awards partially offset by the impact of state taxes. For 2018, the provision for income taxes included $15.1 million of benefits associated with stock-based awards.

The difference between the effective tax rate in 2017 of 20% and the U.S. federal statutory income tax rate of 35% was primarily due to the impact of tax benefits associated with stock-based awards, partially offset by the impact of higher pre-tax income in U.S. jurisdictions. For 2017, the provision for income taxes included $19.9 million of benefits associated with stock-based awards.

The difference between the effective tax rate in 2016 of 53% and the U.S. federal statutory income tax rate of 35% was primarily due to higher non-deductible preferred stock warrant expense and stock-based compensation expense.

Quarterly Results of Operations

The following tables set forth our quarterly unaudited consolidated statements of operations data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2018. We have prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
Revenue	$160,468	$118,825	$112,333	$85,668	$102,648	$79,413	$72,804	$53,352
Operating expenses:
Platform operations	35,256	29,344	26,601	22,897	21,133	17,397	15,151	12,549
Sales and marketing	27,064	23,287	20,690	16,030	18,537	16,200	14,166	12,476
Technology and development	24,086	22,621	19,484	17,701	17,029	13,181	12,135	10,461
General and administrative	25,094	21,310	19,396	19,110	16,631	14,227	11,658	15,930
Total operating expenses	111,500	96,562	86,171	75,738	73,330	61,005	53,110	51,416
Income from operations	48,968	22,263	26,162	9,930	29,318	18,408	19,694	1,936
Total other expense (income), net	(336)	158	1,064	700	1,282	2,354	1,303	792
Income before income taxes	49,304	22,105	25,098	9,230	28,036	16,054	18,391	1,144
Provision for (benefit from) income taxes	9,869	1,813	5,755	160	11,225	5,825	(458)	(3,765)
Net income	$39,435	$20,292	$19,343	$9,070	$16,811	$10,229	$18,849	$4,909
Net income per share attributable to common stockholders:
Basic	$0.91	$0.47	$0.46	$0.22	$0.41	$0.25	$0.47	$0.13
Diluted	$0.84	$0.44	$0.43	$0.20	$0.38	$0.23	$0.43	$0.11

	Three Months Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Operating expenses:
Platform operations	22	25	24	27	21	22	21	24
Sales and marketing	17	20	18	19	18	20	19	23
Technology and development	15	19	17	21	17	17	17	20
General and administrative	16	18	17	22	16	18	16	30
Total operating expenses	69	81	77	88	71	77	73	96
Income from operations	31	19	23	12	29	23	27	4
Total other expense, net	—	—	1	1	1	3	2	1
Income before income taxes	31	19	22	11	27	20	25	2
Provision for (benefit from) income taxes	6	2	5	—	11	7	(1)	(7)
Net income	25%	17%	17%	11%	16%	13%	26%	9%

*	Percentages may not sum due to rounding.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $207.2 million, including cash of $34.5 million held by our international subsidiaries, and working capital of $342.5 million.

We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our amended credit facility (refer to the section captioned “Credit Facility” below) will be sufficient to meet our working capital requirements for at least the next 12 months. Our current credit facility matures in May 2022. Further, in November 2017, we filed a shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Annual Report on Form 10-K.

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

Credit Facility

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into the Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”, which we also refer to as “our credit facility”). Available funding commitments to us under the Second A&R Credit Agreement, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase the Second A&R Credit Facility by an amount not to exceed $100.0 million. As of December 31, 2018, we did not have an outstanding debt balance under the Second A&R Credit Facility, and availability was $143.3 million. We were in compliance with all covenants as of December 31, 2018.

For additional information regarding the Second A&R Credit Agreement, refer to Note 7—Debt.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows provided by operating activities	$86,603	$31,224	$75,031
Cash flows used in investing activities	$(25,191)	$(16,064)	$(9,221)
Cash flows provided by (used in) financing activities	$(10,130)	$7,390	$63,543

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

In 2018, cash provided by operating activities of $86.6 million resulted primarily from net income adjusted for non-cash items of $142.1 million, partially offset by a net decrease in our working capital of $55.5 million. The net decrease in working capital was primarily related to an increase in accounts receivable of $239.9 million, partially offset by an increase in accounts payable of $177.7 million. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients and the increase in accounts payable was primarily due to the timing of payments to suppliers.

In 2017, cash provided by operating activities of $31.2 million resulted from net income adjusted for non-cash items of $80.7 million, partially offset by a net decrease in our working capital of $49.5 million. The net decrease in working capital was primarily related to an increase in accounts receivable of $224.6 million, partially offset by an increase in accounts payable of $171.8 million. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients and the increase in accounts payable was primarily due to the timing of payments to suppliers.

In 2016, cash provided by operating activities of $75.0 million resulted from net income adjusted for non-cash items of $41.2 million and a net increase in our working capital of $33.8 million. The net increase in working capital was primarily related to an increase in accounts payable of $209.5 million, partially offset by an increase in accounts receivable of $187.7 million. The increase in accounts payable was primarily due to the increased volume of transactions with suppliers and an improvement in matching the timing of our supplier payments to contractual terms. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment in support of our expanding headcount as a result of our growth, and capital expenditures to develop our software in support of enhancing our technology platform. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and new facilities. Expenditures related to our capitalized software development costs also may vary from period-to-period based on development cycles. As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Subsequent to December 31, 2018, we used existing cash and cash equivalents to purchase $50.9 million in marketable securities.

In 2018, we used $25.2 million of cash in investing activities, consisting of $19.8 million to purchase property and equipment and $5.4 million of investments in capitalized software.

In 2017, we used $16.1 million of cash in investing activities, consisting of $10.1 million to purchase property and equipment and $3.0 million of investments in capitalized software, and $3.0 million for certain assets accounted for as a business acquisition.

In 2016, we used $9.2 million of cash in investing activities, consisting of $6.9 million to purchase property and equipment and $2.3 million of investments in capitalized software.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our debt, proceeds from our equity compensation plans, taxes paid related to net settlement of restricted stock awards, proceeds from the issuance of convertible preferred stock, and proceeds from the issuance of Class A common stock as part of our IPO in September 2016.

In 2018, cash used in financing activities of $10.1 million was primarily due to the $27.0 million repayment of our line of credit and taxes paid related to net settlement of restricted stock of $6.7 million, partially offset by proceeds of $13.8 million from our employee stock purchase plan and $10.0 million from stock options exercises.

In 2017, cash provided by financing activities of $7.4 million was primarily due to proceeds of $7.0 million from our employee stock purchase plan and $2.6 million from stock option exercises, partially offset by repayments under financing obligations of $1.0 million and taxes paid related to net settlement of restricted stock of $1.0 million.

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

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements as of December 31, 2018 other than operating leases and the indemnification agreements described in Note 12 of “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Contractual Obligations and Known Future Cash Requirements

Our principal commitments consist of our non-cancelable operating leases for our various office facilities, and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our contractual obligations, including interest, at December 31, 2018:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease obligations	$225,016	$13,419	$47,800	$44,688	$119,109
Other contractual commitments	34,328	33,352	746	230	—
Total minimum payments	$259,344	$46,771	$48,546	$44,918	$119,109

In January 2019, we entered into a hosting services arrangement that includes a $200.0 million commitment through April 2024.

As of December 31, 2018, our total amount of gross unrecognized tax benefits was $4.3 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. Due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.

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

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, stock-based compensation expense, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

We determine revenue recognition through the following steps:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

We maintain agreements with each client and supplier in the form of MSAs, which set out the terms of the relationship and access to our platform. Our performance obligation is to provide the use of our platform to clients to develop ad campaigns and select the advertising inventory, data and other add-on features. We charge clients a platform fee, based on a percentage of a client’s purchases through the platform, and the transaction price is determined based on the consideration to which we expect to be entitled in exchange for the completion of a transaction, that is, when a bid is won. The platform fee percentage is based on the level of purchases by the client through the platform during the month. We recognize revenue for our platform fee at a point in time when a purchase by the client occurs through our platform, which is when a bid is won. Subsequent to a bid being won through our platform, the associated fees are generally not subject to adjustment or refund. Historically, any refunds and adjustments have not been material.

We report revenue net of amounts we pay suppliers for the cost of advertising inventory, third-party data and other add-on features (collectively, “Supplier Features”). The determination of whether we are the principal or agent, and hence whether to report revenue on a gross basis for the amount of the Supplier Features the clients purchase using the platform plus our platform fees or on a net basis for the amount of platform fees charged to the client, requires judgment. We determined that we are not primarily responsible for the purchase of Supplier Features, but rather, we are primarily responsible to provide a platform that enables clients to bid on advertising inventory, and use data and other add-on features in designing and executing their campaigns. We do not control the Supplier Features prior to the purchase by the client, and we do not have pricing latitude with respect to the cost of such features. The platform fee we charge clients is a percentage of their purchases through our platform, similar to a commission, and the platform fee is not contingent on the results of an advertising campaign. Based on these and other factors, we determined that we are not the principal in the purchase and sale of Supplier Features in all of its arrangements, and therefore, we report revenue on a net basis for the platform fees charged to clients.

Stock-Based Compensation

Compensation expense related to stock options, restricted stock awards and units, which we refer to, collectively, as restricted stock, and awards granted under our employee stock purchase plan, or ESPP, is measured and recognized in our consolidated financial statements based on the fair value of the awards granted. The increase in our stock price since our IPO in September 2016 and our growth in headcount have resulted in increased stock-based compensation for each sequential fiscal year since our IPO. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock is calculated using the closing market price of our common stock on the date of grant, and for performance-based restricted stock, we also assess the probability of targets being achieved in determining the amount of expense to recognize. Stock-based compensation expense related to stock options and restricted stock is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance-based restricted stock, expense is recognized on a graded-vesting attribution basis over the requisite service period of the award and is adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes. Stock-based compensation expense for ESPP awards is recognized on a graded-vesting attribution basis over the requisite service period of each award.

For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies and Note 9—Stock-Based Compensation.

Income Taxes

Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimate based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We evaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. No amount was owed on our revolving credit facility as of December 31, 2018.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen and Thai Baht. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2018, would result in a foreign currency loss of approximately $14.7 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Trade Desk, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Trade Desk, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 22, 2019

We have served as the Company’s auditor since 2015.

THE TRADE DESK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$207,232	$155,950
Accounts receivable, net	834,764	599,565
Prepaid expenses and other current assets	14,527	10,298
TOTAL CURRENT ASSETS	1,056,523	765,813
Property and equipment, net	33,046	17,405
Deferred income taxes	8,460	3,359
Other assets, non-current	19,843	10,587
TOTAL ASSETS	$1,117,872	$797,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$669,147	$490,377
Accrued expenses and other current liabilities	44,844	28,155
TOTAL CURRENT LIABILITIES	713,991	518,532
Debt, net	—	27,000
Other liabilities, non-current	9,314	6,049
TOTAL LIABILITIES	723,305	551,581
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, par value $0.000001; 1,000,000 Class A shares authorized as of December 31, 2018 and 2017; 36,822 and 32,486 shares issued and outstanding as of December 31, 2018 and 2017, respectively; 95,000 Class B shares authorized as of December 31, 2018 and 2017; 7,042 and 9,155 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Additional paid-in capital	270,447	209,603
Retained earnings	124,120	35,980
TOTAL STOCKHOLDERS’ EQUITY	394,567	245,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,117,872	$797,164

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$477,294	$308,217	$202,926
Operating expenses:
Platform operations	114,098	66,230	39,876
Sales and marketing	87,071	61,379	46,056
Technology and development	83,892	52,806	27,313
General and administrative	84,910	58,446	32,163
Total operating expenses	369,971	238,861	145,408
Income from operations	107,323	69,356	57,518
Other expense (income):
Interest expense	1,550	1,791	3,075
Interest income	(1,883)	(93)	—
Change in fair value of preferred stock warrant liabilities	—	—	9,458
Foreign currency exchange loss, net	1,919	4,033	1,151
Total other expense, net	1,586	5,731	13,684
Income before income taxes	105,737	63,625	43,834
Provision for income taxes	17,597	12,827	23,352
Net income	$88,140	$50,798	$20,482
Net income (loss) attributable to common stockholders	$88,140	$50,798	$(26,727)
Net income (loss) per share attributable to common stockholders:
Basic	$2.08	$1.26	$(1.46)
Diluted	$1.92	$1.15	$(1.46)
Weighted average shares outstanding:
Basic	42,442	40,262	18,280
Diluted	45,793	44,056	18,280

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

						Retained	Total
	Convertible		Class A and B		Additional	Earnings	Stockholders’
	Preferred Stock		Common Stock (1)		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of December 31, 2015	66,330	$24,204	10,884	$—	$1,039	$13,103	$14,142
Issuance of series C convertible preferred stock, net of issuance costs	11,501	59,871	—	—	—	—	—
Reclassification of preferred stock warrant liability upon net exercise of warrant	789	3,789	—	—	—	—	—
Repurchase of convertible preferred stock	(12,384)	(4,623)	—	—	(1,168)	(46,041)	(47,209)
Repurchase and retirement of common stock	—	—	(189)	—	—	(2,362)	(2,362)
Issuance of Class A common stock upon IPO, net of underwriters’ commissions and offering costs of $10,366	—	—	4,667	—	73,634	—	73,634
Conversion of convertible preferred stock to Class B common stock in connection with IPO	(66,236)	(83,241)	22,079	—	83,241	—	83,241
Conversion of warrant for convertible preferred stock to a warrant for Class B common stock in connection with IPO	—	—	—	—	12,596	—	12,596
Net exercise of warrant to purchase Class B common stock	—	—	449	—	—	—	—
Exercise of common stock options	—	—	785	—	488	—	488
Stock-based compensation	—	—	—	—	5,144	—	5,144
Issuance of common stock under employee stock purchase plan	—	—	276	—	4,224	—	4,224
Grants of restricted stock	—	—	180	—	—	—	—
Net income	—	—	—	—	—	20,482	20,482
Balance as of December 31, 2016	—	—	39,131	—	179,198	(14,818)	164,380
Exercise of common stock options	—	—	1,932	—	2,565	—	2,565
Stock-based compensation	—	—	—	—	21,860	—	21,860
Issuance of common stock under employee stock purchase plan	—	—	433	—	6,997	—	6,997
Restricted stock, net of forfeitures and shares withheld for taxes	—	—	145	—	(1,017)	—	(1,017)
Net income	—	—	—	—	—	50,798	50,798
Balance as of December 31, 2017	—	—	41,641	—	209,603	35,980	245,583
Exercise of common stock options	—	—	1,446	—	10,021	—	10,021
Stock-based compensation	—	—	—	—	43,695	—	43,695
Issuance of common stock under employee stock purchase plan	—	—	699	—	13,805	—	13,805
Restricted stock, net of forfeitures and shares withheld for taxes	—	—	78	—	(6,677)	—	(6,677)
Net income	—	—	—	—	—	88,140	88,140
Balance as of December 31, 2018	—	$—	43,864	$—	$270,447	$124,120	$394,567

(1)

Refer to Note 8-Capitalization for discussion of the establishment of the Company’s two classes of common stock and the reclassification of its common stock into Class B common stock prior to the Company’s initial public offering (“IPO”) in September 2016.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$88,140	$50,798	$20,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,822	7,209	3,798
Stock-based compensation	42,210	21,317	5,056
Change in fair value of preferred stock warrant liabilities	—	—	9,458
Deferred income taxes	(5,101)	(1,581)	(607)
Bad debt expense	2,115	4,289	1,890
Other	2,905	(1,303)	1,160
Changes in operating assets and liabilities:
Accounts receivable	(239,901)	(224,636)	(187,736)
Prepaid expenses and other assets	(10,551)	(5,033)	(2,675)
Accounts payable	177,675	171,793	209,483
Accrued expenses and other liabilities	17,289	8,371	14,722
Net cash provided by operating activities	86,603	31,224	75,031
INVESTING ACTIVITIES:
Purchases of property and equipment	(19,795)	(10,110)	(6,884)
Capitalized software development costs	(5,396)	(2,954)	(2,337)
Business acquisition	—	(3,000)	—
Net cash used in investing activities	(25,191)	(16,064)	(9,221)
FINANCING ACTIVITIES:
Repayment on line of credit	(27,000)	—	(65,000)
Repayment of term debt	—	—	(30,000)
Proceeds from line of credit	—	—	75,847
Payment of debt financing costs	(279)	(154)	(976)
Payment of financing obligations	—	(1,001)	(550)
Proceeds from exercise of stock options	10,021	2,565	488
Proceeds from employee stock purchase plan	13,805	6,997	4,224
Taxes paid related to net settlement of restricted stock awards	(6,677)	(1,017)	—
Proceeds from issuance of Series C convertible preferred stock	—	—	60,000
Repurchase of preferred stock and common stock	—	—	(54,000)
Payment of stock repurchase costs	—	—	(155)
Payment of Series C convertible preferred stock offering cost	—	—	(129)
Proceeds from the issuance of Class A common stock in initial public offering, net of underwriting commissions	—	—	78,120
Payment of offering costs—initial public offering	—	—	(4,326)
Net cash provided by (used in) financing activities	(10,130)	7,390	63,543
Increase in cash and cash equivalents	51,282	22,550	129,353
Cash and cash equivalents—Beginning of year	155,950	133,400	4,047
Cash and cash equivalents—End of year	$207,232	$155,950	$133,400
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$17,287	$19,163	$16,740
Cash paid for interest	$817	$1,320	$1,696
Capitalized assets financed by accounts payable	$1,944	$701	$3,490
Tenant improvements paid by lessor	$1,811	$640	$—
Stock-based compensation included in capitalized software development costs	$1,485	$543	$88
Asset retirement obligation	$907	$—	$354
Debt financing costs included in debt, net	$—	$1,153	$—
Conversion of convertible preferred stock to Class B common stock	$—	$—	$83,241
Conversion of warrant for convertible preferred stock to a warrant for Class B common stock and net exercise of warrant to purchase Class B common stock	$—	$—	$12,596
Net exercise of warrants to purchase Series Seed convertible preferred stock	$—	$—	$3,789

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations

The Trade Desk, Inc. (the “Company”) was formed in November 2009 as a Delaware corporation. The Company is headquartered in Ventura, California and has offices in various cities in North America, Europe, Asia and Australia. The Company is a technology company that empowers buyers of advertising by providing a self-service cloud-based platform on which ad buyers can create, manage, and optimize more expressive data-driven digital advertising campaigns across ad formats, including display, video, audio, native and, social, on a multitude of devices, such as computers, mobile devices, and connected TV (CTV).

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

On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for doubtful accounts, (3) the useful lives of property and equipment and capitalized software development costs, (4) income taxes, (5) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock-based compensation, (6) the recognition and disclosure of contingent liabilities and (7) the assumptions used in valuing acquired assets and assumed liabilities in business combinations. These estimates are based on historical data and experience, as well as, various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Prior to the IPO in September 2016, the Company used estimates to determine the value of common and preferred stock which required the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. The adoption of ASU 2014-09 did not result in a change in the timing or amount of revenue recognized.

The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

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

Refer to Note 11 for geographic information related to Gross Billings.

Operating Expenses

The Company classifies its operating expenses into four categories:

Platform Operations. Platform operations expense consists of expenses related to hosting the Company’s platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (QPS) and providing support to clients. Platform operations expense includes hosting costs, personnel costs, and amortization of acquired technology and capitalized software costs for the development of the Company’s platform, including allocated overhead. Personnel costs included in platform operations include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel who provide the Company’s clients with support using the Company’s platform and the personnel who support the Company’s platform. The Company capitalizes certain costs associated with the development of the Company’s platform and amortizes these costs over their estimated useful lives in platform operations expense. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and commission costs, for the Company’s sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities, and allocated overhead. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Commissions costs are expensed as incurred.

Technology and Development. The Company’s technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs, third-party consultant costs associated with the ongoing development and maintenance of the Company’s platform and integrations with our advertising and data inventory suppliers, amortization of capitalized third-party software used in the development of the Company’s platform and allocated overhead. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in other assets, non-current on the Company’s consolidated balance sheet. The Company amortizes capitalized software development costs relating to the Company’s platform to platform operations expense.

General and Administrative. The Company’s general and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, bad debt expense and allocated overhead. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount.

Stock-Based Compensation

Compensation expense related to stock options, restricted stock awards and units, which are referred to collectively as restricted stock, and awards granted under the Company’s employee stock purchase plan (“ESPP”), is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock is calculated using the closing market price of the Company’s common stock on the date of grant, and for performance-based restricted stock, we also assess the probability of targets being achieved in determining the amount of expense to recognize. Stock-based compensation expense related to stock options and restricted stock is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. For performance-based restricted stock, expense is recognized on a graded-vesting attribution basis over the requisite service period of the award and is adjusted in subsequent reporting periods if the assessed probability or estimated level of achievement of the performance goals changes. Stock-based compensation expense for ESPP awards is recognized on a graded-vesting attribution basis over the requisite service period of each award.

Determining the fair value of stock options and ESPP awards requires judgment. The Company’s use of the Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock for periods prior to the completion of the Company’s IPO in September 2016, the expected term of the option, the expected volatility of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

These assumptions and estimates are as follows:

Fair Value of Common Stock. For stock options granted subsequent to the Company’s IPO in September 2016 and ESPP awards, the fair value of common stock is based on the closing price of its common stock as reported on the NASDAQ Global Market on the grant date. Prior to the IPO in September 2016, the board of directors determined the fair value of the common stock at the time of the grant of options by considering a number of objective and subjective factors including the Company’s actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event and transactions involving the Company’s preferred or common stock, among other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately Held Company Equity Securities Issued as Compensation.

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

Volatility. Because the Company has a short trading history for its common stock, the Company determines the price volatility based on a blend of the historical volatilities of a publicly traded peer group, implied volatilities from its traded options, and its historical volatility, based on daily price observations over a period equivalent to the expected term of the award.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding. The Company applies the two-class method to allocate net income (loss) between common and other participating securities based on their participation rights. Prior to the conversion of preferred stock to common stock concurrent with the IPO in September 2016 and because the holders of the Company’s convertible preferred stock were entitled to participate in dividends, the Company allocated net income to common and preferred stock based on their respective rights to receive dividends, whether or not declared. For 2016, the excess of the repurchase price of preferred stock over its carrying value has been recorded as a reduction to net income to determine net loss attributable to common stockholders.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, consisting of money market funds and time deposits, are carried at fair value. Refer to Note 6—Fair Value Measurements for additional information regarding the fair value of cash equivalents.

Subsequent to December 31, 2018, the Company used existing cash and cash equivalents to purchase $50.9 million in marketable securities classified as short-term investments. The Company classifies its marketable securities as available-for-sale investments in its current assets because they represent investments of cash available for current operations. Available-for-sale investments are carried at fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses are charged against other expense when a decline in fair value is determined to be other-than-temporary. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and records such gains or losses as other expense (income).

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

The following table presents changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$2,257	$2,574	$686
Add: bad debt expense	2,115	4,289	1,890
Less: write-offs, net of recoveries	(1,399)	(4,606)	(2)
Ending balance	$2,973	$2,257	$2,574

Property and Equipment, Net

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the following estimated useful lives:

Years
Computer equipment	2 – 3
Purchased software	3 – 5
Furniture, fixtures and office equipment	5
Leasehold improvements	*

*	Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter.

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

Cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its CCAs that are service contracts totaling $0.9 million during 2018, which are included in other assets, non-current. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract. During 2018, the amortization of these capitalized implementation costs was immaterial.

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

Operating Leases

The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term. The Company begins recognition of rent expense on the date of initial possession, which is generally when the Company enters the leased premises and begins to make improvements in preparation for its intended use. Some of the Company’s lease arrangements provide for concessions by the landlords, including payments for leasehold improvements and rent-free periods. The Company accounts for the difference between the straight-line rent expense and rent paid as deferred rent. Refer to the discussion below in Recent Accounting Pronouncements regarding the Company’s adoption of ASU No. 2016-02, Leases, in 2019.

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

Preferred Stock Warrant Liabilities

Prior to the completion of the Company’s IPO in September 2016, warrants to purchase preferred stock of the Company were accounted for as liabilities at fair value because the underlying shares of convertible preferred stock were contingently redeemable, including in the case of a deemed liquidation, which could have obligated the Company to transfer assets to the preferred stockholders. The preferred stock warrants were recorded at fair value at each balance sheet date and changes in the fair value of the preferred stock warrants during each reporting period were recorded in the Company’s consolidated statements of operations until the earlier of the exercise or expiration of the warrants or the warrants’ conversion to warrants to purchase common stock, at which time any remaining liability was reclassified to additional paid-in capital. Immediately prior to the completion of the Company’s IPO in September 2016, all of the Company’s then-outstanding convertible preferred stock warrants were remeasured to fair value and automatically converted and reclassified into Class B common stock warrants and all remaining warrants were net exercised.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions and its cash levels exceed the Federal Deposit Insurance Corporation (FDIC) federally insured limits. Marketable securities consist of investments in U.S. government securities, U.S. government agency securities, and high credit quality corporate debt securities.

For 2018, two clients accounted for 20% and 10%, respectively, of Gross Billings. For 2017, three clients accounted for 22%, 11% and 10%, respectively, of Gross Billings. For 2016, three clients accounted for 15%, 13% and 11%, respectively, of Gross Billings.

As of December 31, 2018, two clients accounted for 24% and 14%, respectively, of consolidated accounts receivable. As of December 31, 2017, three clients accounted for 33%, 14% and 11%, respectively, of consolidated accounts receivable.

As of December 31, 2018, no suppliers accounted for more than 10% of consolidated accounts payable. As of December 31, 2017, one supplier accounted for 12% of consolidated accounts payable.

Foreign Currency Transactions and Translation

The Company has entities operating in various countries. Each of these entities’ functional currency is the U.S. Dollar. Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Net transaction losses were approximately $1.9 million, $4.0 million, and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in foreign currency exchange loss, net in the accompanying consolidated statements of operations.

The Company enters into forward contracts to hedge foreign currency exposures related primarily to the Company’s foreign currency denominated accounts receivable. The Company does not designate the foreign exchange forward contracts as hedges for accounting purposes and changes in the fair value of the foreign exchange forward contracts are recorded in foreign currency exchange loss, net in the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, the Company had open forward contracts with aggregate notional amounts of $78.8 million and $58.4 million, respectively. The fair value of the open forward contracts was not material. The Company’s forward contracts generally have terms of 30-60 days.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The original guidance required application on a modified retrospective basis to the earliest period presented. In August 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which includes an option to not restate comparative periods in transition but rather to elect to use the effective date of ASU 2016-02, as the date of initial application of transition. The Company has elected the option provided by ASU 2018-11 to not restate comparative periods. Although the Company is in the process of evaluating the impact of this guidance on its consolidated financial statements, the Company currently believes the most significant change will be that most of its operating lease commitments will be recognized as right-of-use assets and liabilities of approximately $40.0 million to $50.0 million on the Company’s consolidated balance sheets upon adoption of this new guidance. This new guidance is not expected to have a material impact to the Company’s consolidated statements of operations.

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

The computations of the numerators and denominators of the basic and diluted net income (loss) per share attributable to common stockholders are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$88,140	$50,798	$20,482
Less: Premium on repurchase of convertible preferred stock	—	—	(47,209)
Net income (loss) attributable to common stockholders	$88,140	$50,798	$(26,727)
Denominator:
Weighted-average shares outstanding—basic	42,442	40,262	18,280
Effect of dilutive securities:
Options to purchase common stock	2,845	3,415	—
Employee stock purchase plan shares	251	268	—
Restricted stock	255	111	—
Weighted-average shares outstanding—diluted	45,793	44,056	18,280
Basic EPS	$2.08	$1.26	$(1.46)
Diluted EPS	$1.92	$1.15	$(1.46)
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	472	1,246	6,069

Note 4—Property and Equipment, Net

Major classes of property and equipment were as follows (in thousands):

	As of December 31,
	2018	2017
Computer equipment	$11,806	$4,520
Purchased software	9,777	7,735
Furniture and fixtures	8,175	4,306
Construction in progress	252	102
Leasehold improvements	18,693	9,645
	48,703	26,308
Less: Accumulated depreciation	(15,657)	(8,903)
	$33,046	$17,405

Depreciation expense for 2018, 2017 and 2016 was $8.1 million, $5.3 million and $2.4 million respectively.

The Company has purchased software under a financing arrangement where the Company makes installment payments over a four-year period. The Company has taken possession of the software and runs the software on its own equipment. As of December 31, 2018 and 2017, the software had a cost basis of $1.8 million. Accumulated depreciation on this software as of December 31, 2018 and 2017 was $1.6 million and $1.2 million, respectively. Depreciation expense on this software was $0.4 million for 2018, 2017 and 2016.

To date, there have been no impairment charges to property and equipment.

Note 5—Capitalized Software Development Costs

Capitalized software development costs, included in other assets, non-current, were as follows (in thousands):

	As of December 31,
	2018	2017
Capitalized software development costs, gross	$11,487	$6,133
Less: Accumulated amortization	(3,386)	(1,734)
Capitalized software development costs, net	$8,101	$4,399

The Company capitalized $6.9 million, $3.5 million and $2.4 million of software development costs in 2018, 2017 and 2016, respectively. Amortization expense was $3.2 million, $1.9 million and $1.4 million for 2018, 2017 and 2016, respectively. Based on the Company’s capitalized software development costs ready for intended use as of December 31, 2018, estimated amortization expense of $4.2 million and $2.0 million is expected to be recognized in 2019 and 2020, respectively. Amortization has not started on $1.9 million of capitalized software development costs that are not yet ready for intended use as of December 31, 2018.

Note 6—Fair Value Measurements

Cash equivalents, consisting of money market funds and time deposits, of $172.1 million and $5.0 million at December 31, 2018 and 2017, respectively, were classified as Level 1 of the fair value hierarchy and valued using quoted market prices in active markets. The Company had no other material financial instruments that were measured at fair value at December 31, 2018 and 2017.

The Company’s preferred stock warrants are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below (in thousands):

Balance at December 31, 2015	$6,927
Change in value of preferred stock warrants recorded in other expense, net	9,458
Reclassification to convertible preferred stock upon net exercise of Series Seed warrant in February 2016	(3,789)
Conversion of preferred stock warrants to common stock warrants upon the closing of the Company’s IPO on September 26, 2016	(12,596)
Balance at December 31, 2016	$—

In connection with the IPO in September 2016, outstanding warrants exercisable for 1,382,505 shares of convertible preferred stock were automatically converted into warrants exercisable for 460,834 shares of Class B common stock and net exercised resulting in the issuance of 448,545 shares of Class B common stock based on the IPO price of $18.00 per share and taking into account the 1-for-3 reverse stock split. The aggregate fair value of these warrants upon the closing of the IPO was $12.6 million, which was reclassified from liabilities to additional paid-in capital.

Note 7—Debt

Revolving Credit Facility

On October 26, 2018, the Company and a syndicate of banks, led by Citibank, N.A., as agent, entered into a second amended and restated loan and security agreement (the “Second A&R Credit Agreement”). The Second A&R Credit Agreement amends and restates the Company’s existing credit facility previously entered into on May 9, 2017, and consists of a $150.0 million revolving loan facility, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit (the “Second A&R Credit Facility”). Under certain circumstances, the Company has the right to increase the Second A&R Credit Facility by an amount not to exceed $100.0 million. The Second A&R Credit Agreement is collateralized by substantially all of the Company’s assets, including a pledge of certain of its accounts receivable, deposit accounts, intellectual property, investment property, and equipment.

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

As of December 31, 2018, the Company did not have an outstanding debt balance under the Second A&R Credit Facility, and availability was $143.3 million. The Second A&R Credit Facility matures and all outstanding amounts become due and payable on May 9, 2022.

The Second A&R Credit Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Second A&R Credit Agreement also requires the Company to maintain compliance with (a) a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00 and (b) a minimum ratio of consolidated EBITDA to interest expense of at least 3.00 to 1.00. As of December 31, 2018, the Company was in compliance with all covenants.

The Company entered into the Second A&R Credit Agreement primarily to lower its borrowing costs and to change from an asset-based structure to a cash-flow based structure.

In connection with a prior debt facility, the Company was required to pay a fee of $0.8 million upon the occurrence of the IPO in September 2016. This liquidation fee was paid upon the completion of the IPO and recorded as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2016.

Note 8—Capitalization

In September 2016, and in preparation of the IPO and the establishment of two classes of common stock, each share of the then outstanding common stock was reclassified to Class B common stock. The Company sold Class A common stock in the IPO. The Class A and Class B have the same rights and preferences including rights to dividends, except the Class B is entitled to ten votes per share and the Class A is entitled to one vote per share. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company’s restated certificate of incorporation, including, without limitation, certain transfers for tax and estate planning purposes. During the years ended December 31, 2018 and 2017, 3.4 million and 21.8 million shares of Class B common stock were converted to Class A common stock, respectively, and during the period from September 2016 through December 2016, 4.2 million shares of Class B common stock were converted to Class A common stock. In addition, upon the earlier of (1) the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of the then outstanding shares of Class A common stock and Class B common stock and (2) the affirmative vote or written consent of the holders of at least 662 ⁄ 3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock will convert automatically into Class A common stock, and no additional shares of Class B common stock will be issued. Prior to the reclassification of existing common stock to Class B common stock, the existing common stock was entitled to one vote per share.

As of December 31, 2018, the Company is authorized to issue 1,095,000,000 shares of common stock, par value $0.000001 per share, and 100,000,000 shares of preferred stock, par value, $0.000001 per share. The authorized common stock consists of 1,000,000,000 shares of Class A common stock and 95,000,000 shares of Class B common stock.

No shares of preferred stock are outstanding as of December 31, 2018 and 2017. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

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

All shares of the Company’s outstanding Series Seed, A-1, A-2, A-3, B and C convertible preferred stock automatically converted into an aggregate 22,078,637 shares of Class B common stock on a one for one-third basis upon the completion of the Company’s IPO in September 2016.

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

Note 9—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Platform operations	$4,463	$2,674	$756
Sales and marketing	11,306	6,261	1,707
Technology and development	13,855	6,661	1,513
General and administrative	12,586	5,721	1,080
Total	$42,210	$21,317	$5,056

Stock-Based Award Plans

The Company is authorized to issue stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based and cash-based awards under its 2016 Incentive Award Plan. As of December 31, 2018, 3.6 million shares remained available for grant under the Company’s 2016 Incentive Award Plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 4% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. On January 1, 2019, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.8 million shares in accordance with plan provisions.

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date, and expire no later than 10 years from the date of grant. Restricted stock awards generally vest over four years, subject to the holder’s continued service through the vesting date.

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,745	$17.96
Granted	1,453	70.53
Exercised	(1,446)	6.93
Cancelled	(122)	50.96
Outstanding as of December 31, 2018	4,630	$37.03	7.6	$371,550
Exercisable as of December 31, 2018	1,974	$15.94	6.2	$197,629

The fair value of options on the date of grant was estimated based on the Black-Scholes option pricing model. The weighted average assumptions used to value options granted to employees for the periods presented were as follows:

	Year Ended December 31,
	2018	2017	2016
Expected term (years)	6.0	6.0	6.0
Expected volatility	48.2%	52.6%	58.1%
Risk-free interest rate	2.85%	2.03%	1.62%
Estimated dividend yield	—%	—%	—%

The weighted average grant date fair value per share of stock options granted for the years ended December 31, 2018, 2017 and 2016 and were $35.08, $22.48 and $11.61, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 were $119.0 million, $84.8 million and $13.7 million, respectively.

Stock-based compensation expense related to stock options was $17.7 million, $7.9 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the Company had unrecognized employee stock-based compensation relating to stock options of approximately $68.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock

The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested as of December 31, 2017	418	$39.95
Granted	239	96.21
Vested	(134)	41.32
Forfeited	(5)	83.10
Unvested as of December 31, 2018	518	$65.14

Stock-based compensation expense related to restricted stock was $7.4 million, $2.7 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the Company had unrecognized employee stock-based compensation relating to restricted stock of approximately $30.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.

On November 30, 2018, the Company entered into a transition agreement with its Chief Operating Officer (the “Transition Agreement”), which transition period is expected to end by June 30, 2019. Among other terms of the Transition Agreement, the Company granted a performance-based restricted stock award for 24,000 shares of the Company’s common stock subject to time-and performance-based vesting (the “PSUs”). The PSUs are included in the restricted stock activity for the year ended December 31, 2018. The related compensation expense is calculated using the number of shares of common stock expected to vest based on the probability and estimated level of achievement of the performance goals.

Employee Stock Purchase Plan

In September 2016, the Company established an ESPP with 800,000 shares of Class A common stock available for issuance. As of December 31, 2018, 0.2 million shares remained available for grant under this plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 800,000 shares, (b) 1% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (c) such smaller number of shares as determined by the Company’s board of directors. On January 1, 2019, the number of shares available for issuance under the Company’s Employee Stock Purchase Plan was increased by 0.4 million shares in accordance with plan provisions.

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

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2018	2017	2016
Expected term (years)	0.8	0.9	0.8
Expected volatility	46.2%	45.9%	48.9%
Risk-free interest rate	2.32%	1.22%	0.69%
Estimated dividend yield	—%	—%	—%

The first offering period allowed for cash contributions in addition to payroll deductions, and as a result, stock-based compensation expense for this offering period was marked-to-market. On December 14, 2016, the cash contribution feature was removed and the final mark-to-market adjustment was recorded as of this date. The ESPP has a six month holding period (12 months for the first offering period) with respect to common stock purchases. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. Stock-based compensation expense related to ESPP totaled $17.1 million, $10.7 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $8.8 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Note 10—Income Taxes

The following are the domestic and foreign components of the Company’s income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$115,706	$66,148	$45,904
International	(9,969)	(2,523)	(2,070)
Income before income taxes	$105,737	$63,625	$43,834

The following are the components of the provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$11,683	$9,944	$18,300
State and local	9,295	3,906	5,595
Foreign	1,720	558	64
Total current provision	22,698	14,408	23,959
Deferred:
Federal	(918)	(172)	(68)
State and local	(2,615)	(1,382)	(539)
Foreign	(1,568)	(27)	—
Total deferred provision	(5,101)	(1,581)	(607)
Total provision for income taxes	$17,597	$12,827	$23,352

A reconciliation of the statutory tax rate to the effective tax rate for the periods presented is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	5.0	2.6	7.5
Foreign income at other than U.S. rates	2.1	2.7	1.1
Stock-based compensation	(7.6)	(19.0)	3.8
Meals and entertainment	0.5	0.4	0.3
Change in value of preferred stock warrant liabilities	—	—	7.6
Research and development credit	(3.9)	(2.8)	(3.1)
Federal deferred tax asset revaluation	—	0.9	—
Other permanent items	(0.4)	0.9	0.4
Change in valuation allowance	—	(0.5)	0.7
Effective income tax rate	16.7%	20.2%	53.3%

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets (liabilities):
Reserves and allowances	$2,465	$1,804
Accrued expenses	4,193	1,810
Net operating losses	854	—
Research and development tax credit	1,367	774
Stock-based compensation	4,726	1,722
Deferred rent	1,425	895
Prepaid expenses	(559)	(580)
Property and equipment	(4,141)	(2,026)
Capitalized software development costs	(1,874)	(1,116)
Other	4	76
Total deferred tax assets, net	$8,460	$3,359

As of December 31, 2018, the Company had net operating loss carryforwards in the United Kingdom (“U.K.”) of approximately $0.9 million, which can be carried carryforward indefinitely. As of December 31, 2018, the Company had state and U.K. research and development tax credits of approximately $2.4 million and $0.2 million, respectively, which can be carried forward indefinitely.

As of December 31, 2018, unremitted earnings of the subsidiaries outside of the U.S. were approximately $14.1 million, on which no state taxes have been paid. The Company’s intention is to indefinitely reinvest these earnings outside the U.S. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.

As of December 31, 2018 and 2017, the Company had gross unrecognized tax benefits of approximately $4.3 million and $3.1 million, respectively, which would affect the Company’s effective tax rate if recognized. The Company classifies liabilities for unrecognized tax benefits in other liabilities, non-current.

The following table presents changes in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$3,101	$1,007	$—
Increases related to prior year tax positions	—	123	402
Decreases related to prior year tax positions	(270)	—	—
Increases related to current year tax positions	1,499	1,971	605
Ending balance	$4,330	$3,101	$1,007

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2018 were not material.

The Company files U.S. federal, state, and foreign tax returns. The Company is currently under examination by the Internal Revenue Service for the years ended December 31, 2014 and 2015. The Company expects to reduce its unrecognized tax benefits by $0.2 million during the next twelve months.

The 2016 and 2017 U.S. federal tax returns and 2010 through 2017 state tax returns remain open to examination. The majority of the Company’s foreign subsidiaries remain subject to examination by local taxing authorities for 2014 and subsequent years.

Note 11—Segment and Geographic Information

The Company has determined that it operates as one operating segment. The Company’s chief operating decision maker reviews financial information on a consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and measure performance.

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
US	$1,937,074	$1,270,116	$868,877
International	347,939	221,626	121,684
Total	$2,285,013	$1,491,742	$990,561

The Company’s property and equipment, net located outside the U.S. was $7.2 million and $3.6 million as of December 31, 2018 and 2017, respectively.

Note 12—Commitments and Contingencies

The Company has various non-cancelable operating leases primarily for its corporate and international offices. As of December 31, 2018, the Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount (1)
2019	$13,419
2020	18,746
2021	29,054
2022	23,786
2023	20,902
Thereafter	119,109
$225,016

(1)	Includes non-cancelable minimum lease payments of $183.5 million for leases executed in 2018 that the Company plans to occupy in 2019.

Rent expense for non-cancelable operating leases was $10.9 million, $8.2 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company has non-cancelable commitments to its hosting services providers, marketing contracts and commitments to providers of software as a service. As of December 31, 2018, these purchase obligations were as follows (in thousands):

Year	Amount
2019	$33,352
2020	516
2021	230
2022	230
$34,328

In January 2019, the Company entered into a hosting services arrangement that includes a $200.0 million commitment through April 2024.

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded as of December 31, 2018 and 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Annual Report on Form 10-K.

Completion of Remediation Measures

During the quarter ended December 31, 2018, we completed the remediation measures including the validation, testing of the design and concluding on the operating effectiveness of our controls related to the previously reported material weakness.

However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error. Our platform system applications are complex and multi-faceted and include applications that are highly customized in order to serve and support our clients and our advertising inventory and data suppliers, as well as support our financial reporting obligations. We regularly make improvements to our platform to maintain and enhance our competitive position. In the future we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems. These factors require us to maintain, develop and implement new controls, which, if not properly designed or operating effectively could negatively affect our internal control over financial reporting and result in material weaknesses. There also may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis.

We continue to develop our internal controls, processes and reporting systems in an effort to maintain the effectiveness of our internal control over financial reporting, and we expect to incur ongoing costs in this effort. However, we may not be successful in developing and maintaining adequate internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial condition and results of operations.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement relating to our 2019 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2018 (the "Proxy Statement") and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Refer to Index to Consolidated Financial Statements in Item 8 herein.

2. Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements of the notes thereto.

3. Exhibits

Exhibits required to be filed as part of this report are:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Filing Date	Number		Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

10.1	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

10.2	Second Amended and Restated Loan and Security Agreement, dated as of October 26, 2018, among The Trade Desk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.	10-Q	11/9/2018	10.1

10.3(c)+	Exercise Notice under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(c)

10.4(a)+	The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(a)

10.4(b)+	First Amendment to The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-8	9/22/2016	99.2

10.4(c)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(b)

10.4(d)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan (with accelerated vesting).	S-1/A	9/6/2016	10.6	(c)

10.4(e)+	Exercise Notice under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(d)

10.5(a)+	The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(a)

10.5(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2016 Equity Incentive Plan.	S-1	8/22/2016	10.7	(b)

10.6+	The Trade Desk, Inc. 2016 Employee Stock Purchase Plan.	S-8	9/22/2016	99.5

10.7+	Form of Indemnification Agreement.	S-1	8/22/2016	10.8

10.8+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Jeff T. Green.	10-Q	05/11/17	10.2

10.9+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and David R. Pickles.	10-Q	05/11/17	10.3

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

10.10+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Paul E. Ross.	10-Q	05/11/17	10.4

10.11+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Brian J. Stempeck.	10-Q	05/11/17	10.6

10.12+	Transition Agreement, dated as of November 30, 2018, between The Trade Desk, Inc. and Robert D. Perdue.	8-K	12/04/18	10.1

21.1	List of Subsidiaries of the Registrant.				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Linkbase Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Ventura, California, on the 22nd day of February, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFF T. GREEN	Chief Executive Officer, Director (principal	February 22, 2019
Jeff T. Green	executive officer)

/s/ PAUL E. ROSS	Chief Financial Officer (principal financial	February 22, 2019
Paul E. Ross	officer and principal accounting officer)

/s/ BRIAN J. STEMPECK	Chief Strategy Officer, Director	February 22, 2019
Brian J. Stempeck

/s/ KATHRYN E. FALBERG	Director	February 22, 2019
Kathryn E. Falberg

/s/ THOMAS FALK	Director	February 22, 2019
Thomas Falk

/s/ ERIC B. PALEY	Director	February 22, 2019
Eric B. Paley

/s/ GOKUL RAJARAM	Director	February 22, 2019
Gokul Rajaram

/s/ DAVID B. WELLS	Director	February 22, 2019
David B. Wells