Form 10-Q
period 2019-03-31
Trade Desk, Inc.
filed 2019-05-09
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.000001 per share	TTD	The Nasdaq Stock Market LLC

As of April 30, 2019, the registrant had 38,510,229 shares of Class A common stock and 6,013,725 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$143,841	$207,232
Short-term investments	74,101	—
Accounts receivable, net	707,740	834,764
Prepaid expenses and other current assets	18,927	14,527
TOTAL CURRENT ASSETS	944,609	1,056,523
Property and equipment, net	36,120	33,046
Operating lease assets	73,508	—
Deferred income taxes	8,460	8,460
Other assets, non-current	19,680	19,843
TOTAL ASSETS	$1,082,377	$1,117,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$529,594	$669,147
Accrued expenses and other current liabilities	39,218	44,844
Operating lease liabilities	14,448	—
TOTAL CURRENT LIABILITIES	583,260	713,991
Operating lease liabilities, non-current	65,168	—
Other liabilities, non-current	4,551	9,314
TOTAL LIABILITIES	652,979	723,305
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 38,445 and 36,822 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively Class B, 95,000 shares authorized; 6,034 and 7,042 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	295,127	270,447
Retained earnings	134,271	124,120
TOTAL STOCKHOLDERS’ EQUITY	429,398	394,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,082,377	$1,117,872

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$120,987	$85,668
Operating expenses:
Platform operations	33,651	22,897
Sales and marketing	22,737	16,030
Technology and development	25,312	17,701
General and administrative	33,617	19,110
Total operating expenses	115,317	75,738
Income from operations	5,670	9,930
Other expense (income):
Interest expense (income), net	(997)	156
Foreign currency exchange loss, net	1,330	544
Total other expense, net	333	700
Income before income taxes	5,337	9,230
Provision for (benefit from) income taxes	(4,814)	160
Net income	$10,151	$9,070
Earnings per share:
Basic	$0.23	$0.22
Diluted	$0.21	$0.20
Weighted average shares outstanding:
Basic	43,906	41,629
Diluted	47,314	44,543

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A and B		Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2017	41,641	$—	$209,603	$35,980	$245,583
Exercise of common stock options	415	—	1,212	—	1,212
Stock-based compensation	—	—	7,427	—	7,427
Restricted stock award grants, net of forfeitures and shares withheld for taxes	13	—	(361)	—	(361)
Net income	—	—	—	9,070	9,070
Balance as of March 31, 2018	42,069	$—	$217,881	$45,050	$262,931

Balance as of December 31, 2018	43,864	$—	$270,447	$124,120	$394,567
Exercise of common stock options	592	—	9,502	—	9,502
Stock-based compensation	—	—	16,324	—	16,324
Restricted stock award grants, net of forfeitures and shares withheld for taxes	23	—	(1,146)	—	(1,146)
Net income	—	—	—	10,151	10,151
Balance as of March 31, 2019	44,479	$—	$295,127	$134,271	$429,398

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$10,151	$9,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,456	2,251
Stock-based compensation	15,869	7,283
Noncash lease expense	4,421	—
Other	603	359
Changes in operating assets and liabilities:
Accounts receivable	127,232	42,387
Prepaid expenses and other assets	(6,580)	(775)
Accounts payable	(138,886)	(49,698)
Accrued expenses and other liabilities	(4,489)	930
Operating lease liabilities	(3,066)	—
Net cash provided by operating activities	9,711	11,807
INVESTING ACTIVITIES:
Purchases of property and equipment	(6,085)	(1,798)
Capitalized software development costs	(1,417)	(858)
Purchases of investments	(73,950)	—
Net cash used in investing activities	(81,452)	(2,656)
FINANCING ACTIVITIES:
Repayment on line of credit	—	(27,000)
Payment of debt financing costs	(6)	—
Proceeds from exercise of stock options	9,502	1,212
Taxes paid related to net settlement of restricted stock awards	(1,146)	(361)
Net cash provided by (used in) financing activities	8,350	(26,149)
Decrease in cash and cash equivalents	(63,391)	(16,998)
Cash and cash equivalents—Beginning of period	207,232	155,950
Cash and cash equivalents—End of period	$143,841	$138,952
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$1,487	$813
Tenant improvements paid by lessor	$413	$—
Asset retirement obligation	$126	$341
Stock-based compensation included in capitalized software development costs	$455	$144
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$3,792	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$36,474	$—

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2018.

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) codified as Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), using the modified retrospective adoption approach. The Company elected the transition option provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to not restate comparative periods, but rather to initially adopt the requirements of ASC 842 on January 1, 2019. The most significant impact of adopting ASC 842 on the Company’s financial statements is that most of its operating lease commitments are recognized as operating lease assets, or right-of-use assets (“ROU Assets”), and operating lease liabilities (“Lease Liabilities”) on its consolidated balance sheet. The adoption of ASU 842 on January 1, 2019 resulted in the recognition of ROU Assets of approximately $41 million and Lease Liabilities of approximately $47 million. The impact on the Company’s consolidated statements of income and cash flows was not material.

Except for the adoption of ASC 842, there have been no changes to the Company’s accounting policies and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2018, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

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

Operating Leases

ROU Assets represent the Company’s right to control the use of an identified asset for a period of time, or term, in exchange for consideration, and Lease Liabilities represent its obligation to make lease payments arising from the aforementioned right.

The Company determines if an arrangement is, or contains, a lease at the inception date, and the Company measures and records a non-current ROU Asset and corresponding Lease Liabilities, classified as current and non-current, on its consolidated balance sheet at the lease commencement date for all leases except for short-term leases with a term of 12 months or less. ROU Assets and Lease Liabilities are initially recorded based on the present value of lease payments over the lease term, which may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate, based on the information available at the lease commencement date in determining the present value of its expected lease payments. The ROU Asset also includes any initial direct costs and any lease payments made prior to the lease commencement date and is reduced by any lease incentives received. The ROU Asset is amortized on a straight-line basis as the operating lease cost over the lease term on the consolidated statements of income. ROU Asset amortization, referred to as noncash lease expense, along with the change in the operating lease liabilities are separately presented within the cash flows from operating activities on the consolidated statements of cash flows.

ASC 842 provides various optional transition practical expedients. Upon transition to ASC 842, the Company elected the use of the package of practical expedients to not reassess: whether a contract is or contains a lease, lease classification and indirect costs. The Company did not elect the hindsight practical expedient in transition.

The Company has elected to not separate lease and non-lease components.

Refer to Note 5—Leases for additional information.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These ASUs provide supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently with the adoption of ASU 2016-13, cumulatively referred to as “Topic 326.” Topic 326 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income	$10,151	$9,070
Denominator:
Weighted-average shares outstanding—basic	43,906	41,629
Effect of dilutive securities:
Options to purchase common stock	2,952	2,524
Employee stock purchase plan shares	122	271
Restricted stock	334	119
Weighted-average shares outstanding—diluted	47,314	44,543
Basic EPS	$0.23	$0.22
Diluted EPS	$0.21	$0.20
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	818	1,487

Note 4—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of March 31, 2019
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$43,366	$—	$43,366
Level 1:
Money market funds	69,148	—	69,148
Time deposits	5,000	—	5,000
Level 2:
Commercial paper	22,332	16,774	39,106
Corporate debt securities	—	41,711	41,711
U.S. government and agency securities	3,995	15,616	19,611
Total	$143,841	$74,101	$217,942

As of December 31, 2018
Cash and
Cash
Equivalents
Cash	$35,087
Level 1:
Money market funds	14,145
Time deposits	158,000
Total	$207,232

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the periods presented within this quarterly report were immaterial.

The following table classifies short-term investments by contractual maturities (in thousands):

March 31, 2019
Due in one year	$68,096
Due in one to two years	6,005
Total	$74,101

Note 5—Leases

The Company has operating leases for its offices. Its leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year with proper notification. ROU Assets and Lease Liabilities are recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. The decision to include these options involves consideration of the Company’s overall growth plans, as well as other strategic requirements. As the rate implicit for each of its leases is not readily determinable, the Company uses its incremental borrowing rate, based on the information available at the lease commencement date, for each of its leases in determining the present value of its expected lease payments. The Company’s incremental borrowing rate is determined by analyzing and combining an applicable risk-free rate, a financial spread adjustment and any lease specific adjustment. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property services fees, and other factors. The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term. The Company does not have any finance leases.

The components of lease expense for the three months ended March 31, 2019 were as follows (in thousands):

Amount
Operating lease cost	$5,171
Short-term lease cost	407
Variable lease cost	329
Sublease income	(302)
Total lease cost	$5,605

Supplemental information related to leases as of March 31, 2019 was as follows:

Weighted average remaining lease term	6.1 years
Weighted average discount rate	4.6%

Maturities of lease commitments as of March 31, 2019 were as follows (in thousands):

Year	Amount
Remainder of 2019	$13,448
2020	23,240
2021	34,296
2022	26,160
2023	31,842
Thereafter	119,808
Total undiscounted lease commitments	248,794
Less: commitments for leases not yet commenced	(154,149)
Less: interest	(15,029)
Present value of lease liabilities	79,616
Less: operating lease liabilities, current	(14,448)
Operating lease liabilities, non-current	$65,168

As of December 31, 2018, the Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount (1)
2019	$13,419
2020	18,746
2021	29,054
2022	23,786
2023	20,902
Thereafter	119,109
Total	$225,016

(1)	Includes non-cancelable minimum lease payments of $183.5 million for leases executed in 2018 that the Company plans to occupy in 2019.

Note 6—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Platform operations	$1,056	$796
Sales and marketing	3,227	1,965
Technology and development	4,936	2,358
General and administrative	6,650	2,164
Total	$15,869	$7,283

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2018	4,630	$37.03
Granted	558	150.14
Exercised	(592)	16.07
Cancelled	(16)	70.53
Outstanding as of March 31, 2019	4,580	$53.38
Exercisable as of March 31, 2019	1,685	$20.56

On January 1, 2019, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.8 million shares in accordance with plan provisions.

Restricted Stock

The following summarizes Restricted Stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2018	518	$65.14
Granted	89	149.56
Vested	(27)	36.38
Unvested as of March 31, 2019	580	$79.46

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $4.0 million and $3.0 million for the three months ended March 31, 2019 and 2018, respectively.

On January 1, 2019, the number of shares available for issuance under the Company’s Employee Stock Purchase Plan was increased by 0.4 million shares in accordance with plan provisions.

Note 7—Income Taxes

In determining the interim provision for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income and adds the tax effects of any discrete items in the reporting period in which they occur.

For the three months ended March 31, 2019, and 2018, the Company’s effective tax rate differed from the United States (“U.S.”) federal statutory tax rate of 21% primarily due to state and foreign taxes, nondeductible stock-based compensation and the impact of tax benefits associated with stock-based awards.

For the three months ended March 31, 2019 and 2018, the benefit from income taxes included $11.0 million and $3.4 million, respectively, of benefits associated with stock-based awards.

There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2019, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

Note 8—Geographic Information

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

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
US	$470,538	$339,113
International	85,894	66,868
Total	$556,432	$405,981

Property and equipment, net and operating lease assets, presented by principal geographic area, were as follows (in thousands):

	March 31, 2019	December 31, 2018
US	$48,740	$25,887
International	60,888	7,159
Total	$109,628	$33,046

Note 9— Commitments and Contingencies

As of March 31, 2019, the Company has various non-cancelable operating lease commitments for office space which as a result of adoption of ASC 842, have been recorded as Lease Liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.

As of March 31, 2019, the Company has non-cancelable contractual commitments of obligations to its hosting services providers, marketing contracts and providers of software as a service, and these commitments were as follows (in thousands):

Year	Amount
2019 (for remaining nine months)	$52,379
2020	31,049
2021	30,471
2022	30,230
2023	30,000
Thereafter	50,000
$224,129

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a technology company that empowers buyers of advertising. Through our self-service, cloud-based platform, ad buyers can create, manage, and optimize more expressive data-driven digital advertising campaigns across ad formats, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices, and connected TV (“CTV”). Our platform’s integrations with major data, inventory, and publisher partners provides ad buyers reach and decisioning capabilities, and our enterprise APIs enable our customers to develop on top of the platform.

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

Executive Summary

Highlights

For the three months ended March 31, 2019 and 2018:

•	revenue was $121.0 million and $85.7 million, respectively, representing an increase of 41%; and
•	net income was $10.2 million and $9.1 million, respectively.

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

Results of Operations

The following tables set forth our condensed consolidated statements of comprehensive income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Revenue	$120,987	$85,668
Operating expenses:
Platform operations	33,651	22,897
Sales and marketing	22,737	16,030
Technology and development	25,312	17,701
General and administrative	33,617	19,110
Total operating expenses	115,317	75,738
Income from operations	5,670	9,930
Total other expense, net	333	700
Income before income taxes	5,337	9,230
Provision for (benefit from) income taxes	(4,814)	160
Net income	$10,151	$9,070

	Three Months Ended
	March 31,
	2019	2018
	(as a percentage of revenue*)
Revenue	100%	100%
Operating expenses:
Platform operations	28	27
Sales and marketing	19	19
Technology and development	21	21
General and administrative	28	22
Total operating expenses	95	88
Income from operations	5	12
Total other expense, net	—	1
Income before income taxes	4	11
Provision for (benefit from) income taxes	(4)	—
Net income	8%	11%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended March 31,	$120,987	$85,668	$35,319	41%

The increase in revenue for the three months ended March 31, 2019, compared to the same prior year period, was primarily due to increases in gross spend on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended March 31,	$33,651	$22,897	$10,754	47%
Percent of revenue	28%	27%

The increase in platform operations expense for the three months ended March 31, 2019, compared to the same prior year period, was primarily due to increases of $6.5 million in hosting costs, $1.7 million in personnel costs, including $0.3 million of stock-based compensation, and $1.3 million in allocated facilities. The increase in hosting costs was due to the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect platform operations expenses to increase in absolute dollars and as a percentage of revenue in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended March 31,	$22,737	$16,030	$6,707	42%
Percent of revenue	19%	19%

The increase in sales and marketing expense for the three months ended March 31, 2019, compared to the same prior year period, was primarily due to increases of $4.5 million in personnel costs, including $1.3 million of stock-based compensation and $1.6 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended March 31,	$25,312	$17,701	$7,611	43%
Percent of revenue	21%	21%

The increase in technology and development expense for the three months ended March 31, 2019, compared to the same prior year period, was primarily due to increases of $6.6 million in personnel costs, including $2.6 million of stock-based compensation, and $1.6 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended March 31,	$33,617	$19,110	$14,507	76%
Percent of revenue	28%	22%

The increase in general and administrative expense for the three months ended March 31, 2019, compared to the same prior year period, was primarily due to increases of $12.8 million in personnel costs, including $4.5 million of stock-based compensation, and $1.2 million in allocated facilities costs. The increase in personnel costs was primarily due to increased headcount to support our growth. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Total Other Expense, Net

	2019	2018	$ Change
	(in thousands)
Three months ended March 31,	$333	$700	$(367)

The decrease in total other expense, net for the three months ended March 31, 2019 compared to the same prior year period, was primarily due to increases in interest income of $0.9 million, decreases in interest expense of $0.3 million, partially offset by increases in foreign currency exchange loss, net of $0.8 million.

Provision For (Benefit From) Income Taxes

	2019	2018
	($ in thousands)
Three months ended March 31,	$(4,814)	$160
Effective tax rate	(90)%	2%

The U.S. federal statutory tax rate was 21% for the 2019 and 2018 periods, respectively.

The decrease in the provision for income taxes for the three months ended March 31, 2019 compared to the prior year period was primarily due to a higher overall benefit associated with stock-based awards. For the three months ended March 31, 2019 and 2018, there were benefits associated with stock-based awards of approximately $11.0 million and $3.4 million, respectively.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $143.8 million, including cash of $32.4 million held by our international subsidiaries, short-term investments in marketable securities of $74.1 million and working capital of $361.3 million.

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

Credit Facility

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into the Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”, which we also refer to as “our credit facility”). Available funding commitments to us under our credit facility, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase our credit facility by an amount not to exceed $100.0 million. As of March 31, 2019, we did not have an outstanding debt balance under our credit facility, and availability was $143.3 million. We were in compliance with all covenants as of March 31, 2019.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows provided by operating activities	$9,711	$11,807
Cash flows used in investing activities	$(81,452)	$(2,656)
Cash flows provided by (used in) financing activities	$8,350	$(26,149)

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

For the three months ended March 31, 2019, cash provided by operating activities of $9.7 million resulted primarily from net income adjusted for non-cash items of $35.5 million, partially offset by a net decrease in our working capital of $25.8 million. The net decrease in working capital was primarily due to a decrease of $138.9 million in accounts payable, partially offset by decrease of $127.2 million in accounts receivable. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The decrease in accounts receivable resulted from the decrease in spend through our platform, seasonality and the timing of cash receipts from clients.

For the three months ended March 31, 2018, cash provided by operating activities of $11.8 million resulted primarily from net income adjusted for non-cash items of $19.0 million and a decrease of $42.4 million in accounts receivable, partially offset by a decrease of $49.7 million in accounts payable. The decreases in accounts receivable and accounts payable were primarily due to the aforementioned seasonality factors described above.

Investing Activities

Our primary investing activities consist of investing in short-term investments in marketable securities, purchases of property and equipment in support of our expanding headcount as a result of our growth, and capital expenditures to develop our software in support of enhancing our technology platform. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the three months ended March 31, 2019, we used $81.5 million of cash in investing activities, consisting of $74.0 million to purchase short-term investments, $6.1 million to purchase property and equipment, and $1.4 million of investments in capitalized software. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

For the three months ended March 31, 2018, we used $2.7 million of cash in investing activities, consisting of $1.8 million to purchase property and equipment and $0.9 million of investments in capitalized software to support our growth and further develop our platform.

Financing Activities

For the three months ended March 31, 2019, cash provided by financing activities of $8.4 million was primarily due to the $9.5 million proceeds from stock option exercises, partially offset by $1.1 million of taxes paid for restricted stock award settlements.

For the three months ended March 31, 2018, cash used in financing activities of $26.1 million was primarily due to the repayment of $27.0 million of our line of credit outstanding balance and taxes paid related to net settlement of restricted stock awards of $0.4 million. Partially offsetting cash used in financing activities were proceeds from stock option exercises of $1.2 million.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2019 other than the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our non-cancelable operating leases for our various office facilities, and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our contractual obligations at March 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year (Remaining 2019)	1-3 Years (2020 and 2021)	3-5 Years (2022 and 2023)	More than 5 Years (Thereafter)
	(in thousands)
Lease commitments	$248,794	$13,448	$57,536	$58,002	$119,808
Other contractual commitments	224,129	52,379	61,520	60,230	50,000
Total	$472,923	$65,827	$119,056	$118,232	$169,808

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

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, operating lease assets and liabilities, including our incremental borrowing rate and terms and provisions of each lease, stock-based compensation expense and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. Except for the changes described in Note 2 to the interim condensed consolidated financial statements, there were no other changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

We have operating leases for our offices. We recognize most of our operating lease rights and commitments as operating lease assets, or right-of-use assets (“ROU Assets”), and operating lease liabilities (“Lease Liabilities”), respectively, on our consolidated balance sheets.

We determine if an arrangement is a lease at inception. Operating leases include ROU Assets, which we include as operating lease assets on our consolidated balance sheets. The Lease Liabilities associated with operating leases are included in operating lease liabilities and operating lease liabilities, non-current on our consolidated balance sheets. ROU Assets and Lease Liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. The decision to include these options involves consideration of our overall growth plans, as well as other strategic requirements. Since determination of the lease term requires an application of judgment, lease terms that differ from our determination could potentially have a material impact on our consolidated balance sheet. As the rate implicit for each of our leases is not readily determinable, we use our incremental borrowing rate, based on the information available at the lease commencement date in determining the present value of our expected lease payments. The rate is determined by analyzing and combining an applicable risk-free rate, a financial spread adjustment and any lease specific adjustment. Since determination of our incremental borrowing rate requires an application of judgment, rates that differ from our determination could potentially have a material impact on our consolidated balance sheet.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. No amount was owed on our credit facility as of March 31, 2019.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen and Thai Baht. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2019, would result in a foreign currency loss of approximately $11.9 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019 we adopted FASB Accounting Standards Codification (“ASC”) No. 842, Leases. We also invested surplus cash during the quarter-ended March 31, 2019 and recorded those investments in accordance with ASC 305, Cash and Cash Equivalents, and ASC 320, Debt and Equity Securities. These investments are classified as cash equivalents and short-term investments. Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting.

Except as noted above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, during the quarter ended March 31, 2019.

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

Risks Related to Our Business and Industry

We have a limited operating history as a publicly traded company, which makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

We became a public company in September 2016 and have a limited operating history as a publicly traded company upon which our business and prospects may be evaluated. Although we have experienced substantial revenue growth in our limited operating history, we may not be able to sustain this rate of growth or maintain our current revenue levels. We have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in rapidly developing industries, including risks related to our ability to:

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

We cannot assure you that we will be successful in addressing these and other challenges we may face in the future. If we are unable to do so, our business may suffer, our revenue and results of operations may decline and we may not be able to achieve further growth or sustain profitability.

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

If we fail to innovate or make the right investment decisions in our offerings and platform, we may not attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.

Our industry is subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. We may make bad decisions regarding these investments. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, new products and services, including those incorporating or utilizing artificial intelligence and machine learning may raise new, or heighten existing, technological, legal and other challenges, and may cause unintended consequences or be misused by our customers. If we fail to adapt to our rapidly changing industry or to evolving client needs, or we provide new products and services that exacerbate technological, legal or other challenges, demand for our platform could decrease and our business, financial condition and results of operations may be adversely affected.

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

We may also face competition from companies that we do not yet know about or do not yet exist. If existing or new companies develop, market or resell competitive high-value marketing products or services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our results of operations could be harmed

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, and may be better positioned to execute on advertising conducted over certain channels, such as social media, mobile and video. Some of our competitors may have a longer operating history and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our platform and could result in increased pricing pressure, increased sales and marketing expense or the loss of market share.

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

We may experience fluctuations in our results of operations, which could make our future results of operations difficult to predict or cause our results of operations to fall below analysts’ and investors’ expectations.

Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical results of operations may not be necessarily indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include the following:

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

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our results of operations may, from time to time, fall below our estimates or the expectations of analysts and investors.

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

Seasonal fluctuations in advertising activity could have a negative impact on our revenue, cash flow and results of operations.

Our revenue, cash flow, results of operations and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for it. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods. Our historical revenue growth has masked the impact of seasonality, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could have a more significant impact on our revenue, cash flow and results of operations from period to period.

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

Our platform system applications are complex, multi-faceted and include applications that are highly customized in order to serve and support our clients, advertising inventory and data suppliers, as well as, support our financial reporting obligations. We regularly make improvements to our platform to maintain and enhance our competitive position. In the future, we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems. These factors require us to develop and maintain our internal controls, processes and reporting systems, and we expect to incur ongoing costs in this effort. However, we may not be successful in developing and maintaining adequate internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial condition and results of operations, leading to material weaknesses in internal controls and causing our financial statements to be misstated.

If one or more of the following were to occur, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected:

•	we identify material weaknesses in our internal control over financial reporting;
•	we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner;
•	we are unable to assert that our internal control over financial reporting is effective; or
•	our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting.

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

Operational performance and internal control issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, financial condition and results of operations.

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

In the wake of recent high-profile data breaches and allegations of misuse of consumer data, consumers, privacy advocates and legislators have expressed concerns regarding digital advertising and whether advertising technology products, services, or processes compromise the privacy of Internet users. Concerns about industry practices or our practices with regard to the collection, use, disclosure, or security of personal information or other data privacy related matters, even if unfounded, could damage our reputation and adversely affect our results of operations or lead to enhanced regulatory oversight that may burden our management and operations. Our privacy policies and business operations may have to change to adapt to any such changes in our business environment.

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

Additionally, evolving definitions of what is considered personal data within the European Union (including the European Economic Area, or EEA, countries of Iceland, Liechtenstein and Norway), or EU, and elsewhere may also impact us. The General Data Protection Regulation, or GDPR, which applies to any company inside or outside the EU that collects and uses personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, came into effect on May 25, 2018. The GDPR clarifies that the definition of “personal data” includes online identifiers provided by individuals’ devices, apps, and protocols (such as IP addresses, mobile device IDs, cookie strings) and individuals’ location data, if there is potential that individuals can be identified by such data. The GDPR also enhances data protection obligations for controllers of personal data and for service providers processing personal data and guarantees certain rights, such as access and deletion, to the subjects of personal data. These enhancements have, and may continue to, bring about significant changes in the way the advertising technology industry operates in the EU, and some companies may have difficulty adapting their businesses and technology. Adaptation of the digital advertising marketplace in the EU requires significant collaboration between participants in the market. The ongoing effectiveness with which industry participants can adapt to changes required for operating under the GDPR, and the user response to such changes, could negatively impact inventory, data, and demand in Europe. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business. The industry has collaborated to create a user-facing framework for establishing and managing legal bases under ePrivacy and GDPR. Although the framework is actively in use, we cannot predict its effectiveness over the long term, whether users and regulators will accept it as valid, or how the rate of user participation may affect the market. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the GDPR’s requirements requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

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

In addition, it remains unclear how the potential withdrawal of the United Kingdom, or U.K., from the European Union, referred to as Brexit, will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

Increasing attention to privacy has led other jurisdictions to amend, or propose legislation to amend, their existing data protection laws to enact measures similar to those in the GDPR. Accordingly, similar challenges to those we face in the EU may arise in jurisdictions outside of the EU, as those new laws come into effect. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, or CCPA. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because its scope, and a number of the key provisions, resemble the GDPR.

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

In addition to government regulation, the DAA, NAI, and other privacy advocates and industry groups, may propose new and different self-regulatory standards that either legally or contractually apply to us. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. High profile incidents involving breach of consumer privacy may increase the likelihood of new U.S. federal, state, or international laws or regulations that affect our business. Future laws, regulations, standards and other obligations, which may be inconsistent across jurisdictions, and changes in the interpretation and enforcement of existing laws, regulations, standards and other obligations, as well as increased enforcement by industry groups or data protection authorities, could require changes to our practices or impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, contractual obligations and other obligations relating to privacy and data protection are still uncertain, it is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

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

If the use of “third-party cookies” or other technology to uniquely identify devices is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices, or our and our clients’ ability to use data on our platform is otherwise restricted, our performance may decline and we may lose advertisers and revenue.

Digital advertising mostly relies on the ability to uniquely identify devices across websites and apps, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through the use of unique identifiers stored in cookies provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type. We use device identifiers to record such information as when an Internet user views an ad, clicks on an ad or visits one of our advertiser’s websites or apps. We use device identifiers to help us achieve our advertisers’ campaign goals on the web, to limit the instances that an Internet user sees the same advertisement, to report information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data associated with device identifiers to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients rely on device identifiers to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign, and undermine the effectiveness of our platform.

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for advertising in web browser environments. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or algorithmically, or implement user control settings that algorithmically block or limit some cookies. For example, Google recently announced that it will introduce new privacy features to its market-dominant Chrome web browser that aim to provide users with increased transparency and control with respect to the collection and use of user data by third parties. Specific details of the Chrome privacy features are not yet known, and their potential impact on our business and the digital advertising market cannot yet be fully assessed. Adapting to these changes may require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business. Increases in cookie blocking or deletion may decrease our and our clients’ ability to collect and use data for advertising, which may lessen the effectiveness or desirability of our products and services or of the digital advertising market generally.

Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. In addition, failure by inventory providers to comply with, or accurately pass through, user choices and settings could lead to our inadvertent failure to honor user preferences, which may result in legal and reputational harm to our business. User privacy features of other channels of programmatic advertising, such as CTVs or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If other browsers add such capabilities, or such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, our business could be harmed.

Additionally, the DAA, NAI, their international counterparts, and our company have certain opt-out mechanisms for users to opt-out of the collection and use of information about them. Changes in the opt-out standards or increased adoption of opt-out mechanisms by users could reduce our ability to collect and use data.

Increased transparency into the collection and use of data for digital advertising introduced both through features in browsers and devices and through regulatory requirements, such as GDPR and CCPA, may create operational burdens to implement and may lead to more users choosing to block the collection and use of data about them. If changes to Internet browser capabilities or other technology for the collection or use of user data, changes in Internet users’ preferences with respect to the collection and use of user data for digital advertising, restrictions imposed by advertisers or publishers, or changes in laws, regulations or industry standards lead to a significant decrease in our ability to identify devices and collect and use data for advertising, our business, financial condition and results of operations may be harmed.

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

We have committed to comply, and generally require our customers and partners to comply with, applicable self-regulatory principles, such as the NAI’s Code of Conduct and the DAA’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. We offer Internet users the ability to opt out of receiving interest-based advertisements. If we or our customer or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business.

Our failure to meet standards and provide services that our advertisers and inventory suppliers trust, could harm our and our partners’ brand and reputation and negatively impact our business, financial condition and results of operations.

We do not provide or control the content of the advertisements that we serve or the content of the websites providing the inventory. Advertisers provide the advertising content and inventory suppliers provide the inventory. Both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal and they are hesitant to spend money without guaranteed brand security. Additionally, advertisers may seek to display advertising campaigns in jurisdictions that do not permit such advertising (for example, pharmaceutical advertising is not permitted in many countries) or use illegal or unethical targeting practices. Consequently, our reputation depends in part on providing services that our advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We also contractually prohibit the misuse of our platform by agencies (and their advertiser clients) and inventory suppliers. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory, including “tool bar” inventory, which is inventory that appears within an application and displaces any advertising that would otherwise be displayed on the website. Despite such efforts, our clients may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case, we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be fully successful in doing so. There are other means we could use, such as human review of content we serve, that some of our competitors undertake, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease these risks. We may provide access to inventory that is objectionable to our advertisers or we may serve advertising that contains malware, objectionable content, or is based on questionable targeting criteria to our inventory suppliers or we may be unable to detect and prevent non-human traffic, which could harm our or our clients’ brand and reputation and decrease their trust in our platform, and negatively impact our business, financial condition and results of operations.

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

•

risks related to compliance with local laws and regulations, including those relating to privacy, cybersecurity, data security, data localization, anti-bribery, import and export controls, economic sanctions, tax and withholding (including overlapping of different tax regimes), varied labor and employment laws (including those relating to termination of employees); corporate formation and other regulatory limitations or obligations on our operations (such as obtaining requisite licenses), and the increased administrative costs and risks associated with such compliance;

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

We have a U.K. entity through which we have entered into international customer and partner agreements, including with those in the EU, which are governed by English Law, and some of our customers and partners pay us in British Pounds and Euros. It is unclear what effects Brexit will have on the operational execution and enforcement of those agreements, transborder transactions generally, matters of taxation, transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business in the U.K. and EU. Brexit may adversely affect economic conditions in the U.K., EU and elsewhere across the globe, and could contribute to volatility in foreign exchange markets with respect to the British Pound and Euro, which we may not be able to effectively manage, and our financial results could be adversely affected. Further, Brexit may add additional complexity to our European operations, which are headquartered in the U.K. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

We may incur significant operating expenses as a result of our international operations and expansion, and we may not be successful. Our international business also subjects us to the impact of differing regulatory requirements, costs and difficulties in managing a distributed workforce, and potentially adverse tax consequences in the U.S. and abroad. In addition, advertising markets outside of the U.S. are not as developed as those within the U.S., and we may be unable to grow our business sufficiently. Our failure to successfully manage the risks and challenges described in this section could adversely affect our business, financial condition and results of operations.

Exposure to foreign currency exchange rate fluctuations could negatively impact our results of operations.

While the majority of the transactions through our platform are denominated in U.S. dollars, we have transacted in foreign currencies for both inventory and for payments by clients from use of our platform. Given our anticipated international growth, we expect the number of transactions in a variety of foreign currencies to continue to grow in the future. While we generally require a fee from our clients that pay in non-U.S. currency, this fee may not always cover foreign currency exchange rate fluctuations. We currently have a program to hedge exposure to foreign currency fluctuations. However, the use of hedging instruments may not be available for all currencies, or may not always offset losses resulting from foreign currency exchange rate fluctuations. Moreover, the use of hedging instruments can itself result in losses if we are unable to structure effective hedges with such instruments.

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

We became a public company in September 2016. Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

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

Advertising often results in litigation relating to misleading or deceptive claims, copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require customers to generally represent to us that their advertisements comply with our ad standards and that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our clients are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigations costs, which can be extensive.

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

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

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

The market price of our stock and of equity securities of technology companies has historically experienced high levels of volatility. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A common stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	actual or anticipated changes in the expectations of investors or securities analysts;
•	litigation involving us, our industry, or both;
•	regulatory developments in the U.S., foreign countries, or both;
•	general economic conditions and trends;
•	major catastrophic events;
•	sales of large blocks of our common stock;
•	departures of key employees; or
•	an adverse impact on the company from any of the other risks cited herein.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 61% of the voting power of our outstanding capital stock as of March 31, 2019. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight are required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

10.1+	Employment Agreement, dated as of November 1, 2017, between The Trade Desk, Inc. and Susan Vobejda.				X

10.2+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Vivian Yang.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document				X

101.sch	XBRL Taxonomy Schema Linkbase Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: May 9, 2019	/s/ Paul E. Ross
Paul E. Ross
Chief Financial Officer (Principal Financial and Accounting Officer)