Form 10-Q
period 2019-06-30
Trade Desk, Inc.
filed 2019-08-09
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 39,054,797 shares of Class A common stock and 5,928,892 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$130,590	$207,232
Short-term investments	100,461	—
Accounts receivable, net	830,646	834,764
Prepaid expenses and other current assets	22,319	14,527
TOTAL CURRENT ASSETS	1,084,016	1,056,523
Property and equipment, net	43,521	33,046
Operating lease assets	82,711	—
Deferred income taxes	8,460	8,460
Other assets, non-current	20,743	19,843
TOTAL ASSETS	$1,239,451	$1,117,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$616,222	$669,147
Accrued expenses and other current liabilities	37,429	44,844
Operating lease liabilities	16,822	—
TOTAL CURRENT LIABILITIES	670,473	713,991
Operating lease liabilities, non-current	71,699	—
Other liabilities, non-current	5,058	9,314
TOTAL LIABILITIES	747,230	723,305
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 38,950 and 36,822 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively Class B, 95,000 shares authorized; 5,973 and 7,042 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	330,150	270,447
Retained earnings	162,071	124,120
TOTAL STOCKHOLDERS’ EQUITY	492,221	394,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,239,451	$1,117,872

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$159,924	$112,333	$280,911	$198,001
Operating expenses:
Platform operations	35,330	26,601	68,981	49,498
Sales and marketing	31,072	20,690	53,809	36,720
Technology and development	29,452	19,484	54,764	37,185
General and administrative	32,121	19,396	65,738	38,506
Total operating expenses	127,975	86,171	243,292	161,909
Income from operations	31,949	26,162	37,619	36,092
Other expense (income):
Interest expense (income), net	(1,286)	(32)	(2,283)	124
Foreign currency exchange loss (gain), net	(134)	1,096	1,196	1,640
Total other expense (income), net	(1,420)	1,064	(1,087)	1,764
Income before income taxes	33,369	25,098	38,706	34,328
Provision for income taxes	5,569	5,755	755	5,915
Net income	$27,800	$19,343	$37,951	$28,413
Earnings per share:
Basic	$0.63	$0.46	$0.86	$0.68
Diluted	$0.58	$0.43	$0.80	$0.63
Weighted average shares outstanding:
Basic	44,404	42,174	44,157	41,903
Diluted	47,828	45,242	47,573	44,895

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A and B		Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2017	41,641	$—	$209,603	$35,980	$245,583
Exercise of common stock options	415	—	1,212	—	1,212
Stock-based compensation	—	—	7,427	—	7,427
Restricted stock award grants, net of forfeitures and shares withheld for taxes	13	—	(361)	—	(361)
Net income	—	—	—	9,070	9,070
Balance as of March 31, 2018	42,069	$—	$217,881	$45,050	$262,931
Exercise of common stock options	365	—	1,997	—	1,997
Stock-based compensation	—	—	9,872	—	9,872
Issuance of common stock under employee stock purchase plan	392	—	7,014	—	7,014
Restricted stock award grants, net of forfeitures and shares withheld for taxes	28	—	(183)	—	(183)
Net income	—	—	—	19,343	19,343
Balance as of June 30, 2018	42,854	$—	$236,581	$64,393	$300,974

Balance as of December 31, 2018	43,864	$—	$270,447	$124,120	$394,567
Exercise of common stock options	592	—	9,502	—	9,502
Stock-based compensation	—	—	16,324	—	16,324
Restricted stock award grants, net of forfeitures and shares withheld for taxes	23	—	(1,146)	—	(1,146)
Net income	—	—	—	10,151	10,151
Balance as of March 31, 2019	44,479	$—	$295,127	$134,271	$429,398
Exercise of common stock options	284	—	7,473	—	7,473
Stock-based compensation	—	—	21,390	—	21,390
Issuance of common stock under employee stock purchase plan	153	—	8,648	—	8,648
Restricted stock award grants, net of forfeitures and shares withheld for taxes	7	—	(2,488)	—	(2,488)
Net income	—	—	—	27,800	27,800
Balance as of June 30, 2019	44,923	$—	$330,150	$162,071	$492,221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$37,951	$28,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,277	4,830
Stock-based compensation	36,926	16,541
Bad debt expense	843	1,239
Noncash lease expense	8,935	—
Other	(2,056)	2,725
Changes in operating assets and liabilities:
Accounts receivable	4,987	(50,348)
Prepaid expenses and other assets	(11,960)	(2,702)
Accounts payable	(51,937)	11,220
Accrued expenses and other liabilities	(6,312)	491
Operating lease liabilities	(5,848)	—
Net cash provided by operating activities	20,806	12,409
INVESTING ACTIVITIES:
Purchases of property and equipment	(17,002)	(6,585)
Capitalized software development costs	(2,420)	(2,772)
Purchases of investments	(122,432)	—
Maturities of investments	22,424	—
Net cash used in investing activities	(119,430)	(9,357)
FINANCING ACTIVITIES:
Repayment on line of credit	—	(27,000)
Payment of debt financing costs	(7)	—
Proceeds from exercise of stock options	16,975	3,209
Proceeds from employee stock purchase plan	8,648	7,014
Taxes paid related to net settlement of restricted stock awards	(3,634)	(544)
Net cash provided by (used in) financing activities	21,982	(17,321)
Decrease in cash and cash equivalents	(76,642)	(14,269)
Cash and cash equivalents—Beginning of period	207,232	155,950
Cash and cash equivalents—End of period	$130,590	$141,681
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$694	$2,590
Tenant improvements paid by lessor	$413	$247
Asset retirement obligation	$615	$341
Stock-based compensation included in capitalized software development costs	$788	$758
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$7,709	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$48,610	$—

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

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) codified as Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), using the modified retrospective adoption approach. The Company elected the transition option provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to not restate comparative periods, but rather to initially adopt the requirements of ASC 842 on January 1, 2019. The most significant impact of adopting ASC 842 on the Company’s financial statements is that most of its operating lease commitments are recognized as operating lease assets, or right-of-use assets (“ROU Assets”), and operating lease liabilities (“Lease Liabilities”) on its consolidated balance sheet. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of ROU Assets of approximately $41 million and Lease Liabilities of approximately $47 million. The impact on the Company’s consolidated statements of income and cash flows was not material.

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

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

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$27,800	$19,343	$37,951	$28,413
Denominator:
Weighted-average shares outstanding—basic	44,404	42,174	44,157	41,903
Effect of dilutive securities:
Options to purchase common stock	2,901	2,569	2,926	2,547
Employee stock purchase plan shares	143	279	133	275
Restricted stock	380	220	357	170
Weighted-average shares outstanding—diluted	47,828	45,242	47,573	44,895
Basic EPS	$0.63	$0.46	$0.86	$0.68
Diluted EPS	$0.58	$0.43	$0.80	$0.63
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	668	1,708	668	1,708

Note 4—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of June 30, 2019
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$3,499	$—	$3,499
Level 1:
Money market funds	102,622	—	102,622
Time deposits	4,000	—	4,000
Level 2:
Commercial paper	17,532	27,637	45,169
Corporate debt securities	2,937	51,704	54,641
U.S. government and agency securities	—	21,120	21,120
Total	$130,590	$100,461	$231,051

As of December 31, 2018
Cash and
Cash
Equivalents
Cash	$35,087
Level 1:
Money market funds	14,145
Time deposits	158,000
Total	$207,232

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the periods presented within this quarterly report were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

June 30, 2019
Due in one year	$99,443
Due in one to two years	1,018
Total	$100,461

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

The components of lease expense for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$5,371	$10,542
Short-term lease cost	475	882
Variable lease cost	780	1,182
Sublease income	(254)	(556)
Total lease cost	$6,372	$12,050

Supplemental information related to leases as of June 30, 2019 was as follows:

Weighted average remaining lease term	6.5 years
Weighted average discount rate	4.6%

Maturities of lease commitments as of June 30, 2019 were as follows (in thousands):

Year	Amount
Remainder of 2019	$9,657
2020	21,144
2021	35,036
2022	26,679
2023	23,742
Thereafter	130,072
Total undiscounted lease commitments	246,330
Less: commitments for leases not yet commenced	(140,407)
Less: interest	(17,402)
Present value of lease liabilities	88,521
Less: operating lease liabilities, current	(16,822)
Operating lease liabilities, non-current	$71,699

As of December 31, 2018, the Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount (1)
2019	$13,419
2020	18,746
2021	29,054
2022	23,786
2023	20,902
Thereafter	119,109
Total	$225,016

(1)	Includes non-cancelable minimum lease payments of $183.5 million for leases executed in 2018 that the Company plans to occupy in 2019.

Note 6—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Platform operations	$1,331	$1,107	$2,387	$1,903
Sales and marketing	4,831	2,759	8,058	4,724
Technology and development	6,497	2,534	11,433	4,892
General and administrative	8,398	2,858	15,048	5,022
Total	$21,057	$9,258	$36,926	$16,541

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2018	4,630	$37.03
Granted	629	157.58
Exercised	(876)	19.31
Cancelled	(90)	57.14
Outstanding as of June 30, 2019	4,293	$57.88
Exercisable as of June 30, 2019	1,714	$25.42

On January 1, 2019, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.8 million shares in accordance with plan provisions.

Restricted Stock

The following summarizes Restricted Stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2018	518	$65.14
Granted	102	157.59
Vested	(70)	52.85
Forfeited	(33)	44.42
Unvested as of June 30, 2019	517	$86.33

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $6.4 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense related to the ESPP totaled $10.4 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

For the six months ended June 30, 2019, and 2018, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to state and foreign taxes, nondeductible stock-based compensation and the impact of tax benefits associated with stock-based awards.

For the three months ended June 30, 2019 and 2018, the provision for income taxes included $9.3 million and $3.1 million, respectively, of benefits associated with stock-based awards. For the six months ended June 30, 2019 and 2018, the provision for income taxes included $20.3 million and $6.5 million, respectively, of benefits associated with stock-based awards.

There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2019, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

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

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
US	$642,168	$463,576	$1,112,706	$802,689
International	107,661	86,396	193,555	153,264
Total	$749,829	$549,972	$1,306,261	$955,953

Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	June 30, 2019	December 31, 2018 (1)
US	$45,070	$25,887
International	81,162	7,159
Total	$126,232	$33,046

(1)

As a result of the Company’s adoption of ASC 842 on January 1, 2019, the December 31, 2018 balance excludes operating lease assets. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding the Company’s adoption of ASC 842.

Note 9— Commitments and Contingencies

As of June 30, 2019, the Company has various non-cancelable operating lease commitments for office space which as a result of the adoption of ASC 842, have been recorded as Lease Liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.

As of June 30, 2019, the Company has non-cancelable contractual commitments of obligations to its hosting services providers, marketing contracts and providers of software as a service, and these commitments were as follows (in thousands):

Year	Amount
Remainder of 2019	$42,392
2020	31,420
2021	30,626
2022	30,248
2023	30,000
Thereafter	50,000
$214,686

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2019.

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

Executive Summary

Highlights

For the three months ended June 30, 2019 and 2018:

•	revenue was $159.9 million and $112.3 million, respectively, representing an increase of 42%; and
•	net income was $27.8 million and $19.3 million, respectively.

For the six months ended June 30, 2019 and 2018:

•	revenue was $280.9 million and $198.0 million, respectively, representing an increase of 42%; and
•	net income was $38.0 million and $28.4 million, respectively.

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

Results of Operations

The following tables set forth our condensed consolidated statements of comprehensive income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$159,924	$112,333	$280,911	$198,001
Operating expenses:
Platform operations	35,330	26,601	68,981	49,498
Sales and marketing	31,072	20,690	53,809	36,720
Technology and development	29,452	19,484	54,764	37,185
General and administrative	32,121	19,396	65,738	38,506
Total operating expenses	127,975	86,171	243,292	161,909
Income from operations	31,949	26,162	37,619	36,092
Total other expense (income), net	(1,420)	1,064	(1,087)	1,764
Income before income taxes	33,369	25,098	38,706	34,328
Provision for income taxes	5,569	5,755	755	5,915
Net income	$27,800	$19,343	$37,951	$28,413

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	22	24	25	25
Sales and marketing	19	18	19	19
Technology and development	18	17	19	19
General and administrative	20	17	23	19
Total operating expenses	80	77	87	82
Income from operations	20	23	13	18
Total other expense (income), net	(1)	1	(1)	1
Income before income taxes	21	22	14	17
Provision for income taxes	3	5	—	3
Net income	18%	17%	14%	14%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended June 30,	$159,924	$112,333	$47,591	42%
Six months ended June 30,	$280,911	$198,001	$82,910	42%

The increase in revenue for the three and six months ended June 30, 2019, compared to the same prior year period, was primarily due to increases in gross spend on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended June 30,	$35,330	$26,601	$8,729	33%
Percent of revenue	22%	24%
Six months ended June 30,	$68,981	$49,498	$19,483	39%
Percent of revenue	25%	25%

The increase in platform operations expense for the three months ended June 30, 2019, compared to the same prior year period, was primarily due to increases of $4.4 million in hosting costs, $1.9 million in personnel costs, including $0.2 million of stock-based compensation, and $1.6 million in allocated facilities. The increase in hosting costs was due to the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in platform operations expense for the six months ended June 30, 2019, compared to the same prior year period, was primarily due to increases of $10.8 million in hosting costs, $3.6 million in personnel costs, including $0.5 million of stock-based compensation, and $2.9 million in allocated facilities. These increases were primarily attributable to the factors described above.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended June 30,	$31,072	$20,690	$10,382	50%
Percent of revenue	19%	18%
Six months ended June 30,	$53,809	$36,720	$17,089	47%
Percent of revenue	19%	19%

The increase in sales and marketing expense for the three months ended June 30, 2019, compared to the same prior year period, was primarily due to increases of $7.6 million in personnel costs, including $2.1 million of stock-based compensation and $1.5 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in sales and marketing expense for the six months ended June 30, 2019, compared to the same prior year period, was primarily due to increases of $12.1 million in personnel costs, including $3.3 million of stock-based compensation and $3.1 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended June 30,	$29,452	$19,484	$9,968	51%
Percent of revenue	18%	17%
Six months ended June 30,	$54,764	$37,185	$17,579	47%
Percent of revenue	19%	19%

The increase in technology and development expense for the three months ended June 30, 2019, compared to the same prior year period, was primarily due to increases of $9.2 million in personnel costs, including $4.0 million of stock-based compensation, and $1.2 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in technology and development expense for the six months ended June 30, 2019, compared to the same prior year period, was primarily due to increases of $15.8 million in personnel costs, including $6.5 million of stock-based compensation, and $2.9 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended June 30,	$32,121	$19,396	$12,725	66%
Percent of revenue	20%	17%
Six months ended June 30,	$65,738	$38,506	$27,232	71%
Percent of revenue	23%	19%

The increase in general and administrative expense for the three months ended June 30, 2019, compared to the same prior year period, was primarily due to increases of $11.2 million in personnel costs, including $5.5 million of stock-based compensation, and $1.2 million in allocated facilities costs. The increase in personnel costs was primarily due to increased headcount to support our growth. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in general and administrative expense for the six months ended June 30, 2019, compared to the same prior year period, was primarily due to increases of $24.0 million in personnel costs, including $10.0 million of stock-based compensation, and $2.3 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Total Other Expense (Income), Net

	2019	2018	$ Change
	(in thousands)
Three months ended June 30,	$(1,420)	$1,064	$(2,484)
Six months ended June 30,	$(1,087)	$1,764	$(2,851)

The increase in total other expense (income), net for the three months ended June 30, 2019 compared to the same prior year period, was primarily due to increases in interest income of $1.1 million, and decreases in foreign currency exchange loss, net of $1.2 million.

The increase in total other expense (income), net for the six months ended June 30, 2019 compared to the same prior year period, was primarily due to increases in interest income of $2.2 million and decreases in foreign currency exchange loss, net of $0.5 million.

Provision For Income Taxes

	2019	2018
	($ in thousands)
Three months ended June 30,	$5,569	$5,755
Effective tax rate	17%	23%
Six months ended June 30,	$755	$5,915
Effective tax rate	2%	17%

The U.S. federal statutory tax rate was 21% for the 2019 and 2018 periods, respectively.

The decrease in the provision for income taxes for the three months ended June 30, 2019 compared to the prior year period was primarily due to a higher overall benefit associated with stock-based awards, mostly offset by higher pre-tax income. For the three months ended June 30, 2019 and 2018, there were benefits associated with stock-based awards of approximately $9.3 million and $3.1 million, respectively.

The decrease in the provision for income taxes for the six months ended June 30, 2019 compared to the prior year period was primarily due to a higher overall benefit associated with stock-based awards, partially offset by higher pre-tax income. For the six months ended June 30, 2019 and 2018, there were benefits associated with stock-based awards of approximately $20.3 million and $6.5 million, respectively.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $130.6 million, including cash of $20.1 million held by our international subsidiaries, short-term investments in marketable securities of $100.5 million and working capital of $413.5 million.

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

Credit Facility

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into the Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”, which we also refer to as “our credit facility”). Available funding commitments to us under our credit facility, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase our credit facility by an amount not to exceed $100.0 million. As of June 30, 2019, we did not have an outstanding debt balance under our credit facility, and availability was $143.3 million. We were in compliance with all covenants as of June 30, 2019.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows provided by operating activities	$20,806	$12,409
Cash flows used in investing activities	$(119,430)	$(9,357)
Cash flows provided by (used in) financing activities	$21,982	$(17,321)

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

For the six months ended June 30, 2019, cash provided by operating activities of $20.8 million resulted primarily from net income adjusted for non-cash items of $91.9 million, partially offset by a net decrease in our working capital of $71.1 million. The net decrease in working capital was primarily due to a decrease of $51.9 million in accounts payable. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features.

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

For the six months ended June 30, 2019, we used $119.4 million of cash in investing activities, consisting of $122.4 million to purchase short-term investments, $17.0 million to purchase property and equipment, and $2.4 million of investments in capitalized software, partially offset by maturities of short term investments of $22.4 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

For the six months ended June 30, 2018, we used $9.4 million of cash in investing activities, consisting of $6.6 million to purchase property and equipment and $2.8 million of investments in capitalized software to support our growth and further develop our platform.

Financing Activities

For the six months ended June 30, 2019, cash provided by financing activities of $22.0 million was primarily due to the $17.0 million proceeds from stock option exercises and $8.6 million proceeds from the employee stock purchase plan, partially offset by $3.6 million of taxes paid for restricted stock award settlements.

For the six months ended June 30, 2018, cash used in financing activities of $17.3 million was primarily due to the $27.0 million repayment of our Revolving Credit Facility outstanding balance, partially offset by proceeds from the employee stock purchase plan of $7.0 million and from stock option exercises of $3.2 million.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2019 other than the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our non-cancelable operating leases for our various office facilities, and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our contractual obligations at June 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year (Remaining 2019)	1-3 Years (2020 and 2021)	3-5 Years (2022 and 2023)	More than 5 Years (Thereafter)
	(in thousands)
Lease commitments	$246,330	$9,657	$56,180	$50,421	$130,072
Other contractual commitments	214,686	42,392	62,046	60,248	50,000
Total	$461,016	$52,049	$118,226	$110,669	$180,072

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. No amount was owed on our credit facility as of June 30, 2019.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen and Thai Baht. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2019, would result in a foreign currency loss of approximately $15.4 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of planning our transition to a new accounting and financial reporting system, which will replace our existing accounting and financial reporting system. The go-live for this new system occurred during July 2019, and our planned system implementation is expected to be completed during the quarter ended September 30, 2019. As updated processes are rolled out in connection with the transition to our new accounting and financial reporting system, we will give appropriate consideration to whether these process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this quarterly report, including the condensed consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Class A common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

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

The loss of clients could significantly harm our business, financial condition and results of operations.

Our client base consists primarily of advertising agencies. We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us to build and maintain advertiser relationships and execute advertising campaigns.

The loss of agencies or advertisers as clients could significantly harm our business, financial condition and results of operations. If we fail to maintain satisfactory relationships with an advertising agency or advertiser, we risk losing business.

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

Our industry is subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. We may make bad decisions regarding these investments. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, as we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning, they may raise new, or heighten existing, technological, legal and other challenges, and may cause unintended consequences or be misused by our customers. If we fail to adapt to our rapidly changing industry or to evolving client needs, or we provide new products and services that exacerbate technological, legal or other challenges, demand for our platform could decrease and our business, financial condition and results of operations may be adversely affected.

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

Such failures could also subject us to investigations by NASDAQ, the stock exchange on which our securities are listed, the Securities and Exchange Commission or other regulatory authorities, and to litigation from stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

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

From time to time, we experience cyberattacks of varying degrees and other attempts to gain unauthorized access to our systems. Although we have dedicated significant resources to our security measures, they may be breached due to negligence or malfeasance by internal or external actors, or errors or vulnerabilities in our systems, products or processes or in those of our customers, providers and vendors, or otherwise. Such breach or other unauthorized access, or attempts by outside parties to fraudulently induce employees, customers or vendors to disclose sensitive information in order to gain access to our data, user data, or our customers’ or inventory and third-party providers’ data could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. We have detected unauthorized access to individual employee mailboxes in the past and implemented additional security measures. However, such measures may not be sufficient to prevent future attempts, which may occur with more frequency or sophistication. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, become more sophisticated, and often are not recognized until launched against a target, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures. Cyberattacks could also compromise trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

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

Additionally, evolving definitions of what is considered personal data within the European Union (including the European Economic Area, or EEA, countries of Iceland, Liechtenstein and Norway), or EU, and elsewhere may also impact us. The General Data Protection Regulation, or GDPR, which applies to any company inside or outside the EU that collects and uses personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, came into effect on May 25, 2018. The GDPR clarifies that the definition of “personal data” includes online identifiers provided by individuals’ devices, apps, and protocols (such as IP addresses, mobile device IDs, cookie strings) and individuals’ location data, if there is potential that individuals can be identified by such data. The GDPR also enhances data protection obligations for controllers of personal data and for service providers processing personal data and guarantees certain rights, such as access and deletion, to the subjects of personal data. These enhancements have, and may continue to, bring about significant changes in the way the advertising technology industry operates in the EU, and some companies may have difficulty adapting their businesses and technology. Adaptation of the digital advertising marketplace in the EU requires significant collaboration between participants in the market. The ongoing effectiveness with which industry participants can adapt to changes required for operating under the GDPR, and the user response to such changes, could negatively impact inventory, data, and demand in Europe. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business. The industry has collaborated to create a user-facing framework for establishing and managing legal bases under ePrivacy and GDPR. Although the framework is actively in use, we cannot predict its effectiveness over the long term. While European regulators have questioned the viability of the framework, and activists have filed complaints with regulators of alleged non-compliance by specific companies and of standard technical components of the digital advertising ecosystem, the framework has not been invalidated. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the GDPR’s requirements requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

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

Digital advertising mostly relies on the ability to uniquely identify devices across websites and apps, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through the use of unique identifiers stored in cookies, provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type. We use device identifiers to record such information as when an Internet user views an ad, clicks on an ad or visits one of our advertiser’s websites or apps. We use device identifiers to help us achieve our advertisers’ campaign goals on the web, to limit the instances that an Internet user sees the same advertisement, to report information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data associated with device identifiers to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients rely on device identifiers to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign, and undermine the effectiveness of our platform.

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

We have committed to comply, and generally require our customers and partners to comply with, applicable self-regulatory principles, such as the NAI’s Code of Conduct and the DAA’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. We offer Internet users the ability to opt out of receiving interest-based advertisements. If we or our customers or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business.

Our failure to meet standards and provide services that our advertisers and inventory suppliers trust, could harm our and our partners’ brand and reputation and negatively impact our business, financial condition and results of operations.

We do not provide or control the content of the advertisements that we serve or the content of the websites providing the inventory. Advertisers provide the advertising content and inventory suppliers provide the inventory. Both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal and they are hesitant to spend money without guaranteed brand security. Additionally, advertisers may seek to display advertising campaigns in jurisdictions that do not permit such advertising (for example, pharmaceutical advertising is not permitted in many countries) or use illegal or unethical targeting practices. Consequently, our reputation depends in part on providing services that our advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We also contractually prohibit the misuse of our platform by agencies (and their advertiser clients) and inventory suppliers. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory, including “tool bar” inventory, which is inventory that appears within an application and displaces any advertising that would otherwise be displayed on the website. Despite such efforts, our clients may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case, we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be fully successful in doing so. There are other means we could use, such as human review of content we serve, that some of our competitors undertake, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease these risks. We may provide access to inventory that is objectionable to our advertisers, serve advertising that contains malware, objectionable content, or is based on questionable targeting criteria to our inventory suppliers, or be unable to detect and prevent non-human traffic, any one of which could harm our or our clients’ brand and reputation, decrease their trust in our platform, and negatively impact our business, financial condition and results of operations.

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

Our international operations and expansion plans create challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the U.S., and our ability to manage and expand our business and conduct our operations internationally requires considerable attention and resources.

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

Advertising often results in litigation relating to misleading or deceptive claims, copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require customers to generally represent to us that their advertisements comply with our ad standards and that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our clients are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be extensive.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 61% of the voting power of our outstanding capital stock as of June 30, 2019. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	XBRL Taxonomy Schema Document				X

101.cal	XBRL Taxonomy Calculation Linkbase Document				X

101.def	XBRL Taxonomy Definition Linkbase Document				X

101.lab	XBRL Taxonomy Label Linkbase Document				X

101.pre	XBRL Taxonomy Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: August 8, 2019	/s/ Paul E. Ross
Paul E. Ross
Chief Financial Officer (Principal Financial and Accounting Officer)