Form 10-Q
period 2019-09-30
Trade Desk, Inc.
filed 2019-11-08
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 39,834,865 shares of Class A common stock and 5,299,496 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$173,446	$207,232
Short-term investments	123,082	—
Accounts receivable, net	835,958	834,764
Prepaid expenses and other current assets	26,641	14,527
TOTAL CURRENT ASSETS	1,159,127	1,056,523
Property and equipment, net	47,734	33,046
Operating lease assets	177,276	—
Deferred income taxes	8,460	8,460
Other assets, non-current	22,442	19,843
TOTAL ASSETS	$1,415,039	$1,117,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$647,547	$669,147
Accrued expenses and other current liabilities	40,553	44,844
Operating lease liabilities	15,938	—
TOTAL CURRENT LIABILITIES	704,038	713,991
Operating lease liabilities, non-current	167,668	—
Other liabilities, non-current	7,941	9,314
TOTAL LIABILITIES	879,647	723,305
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 39,810 and 36,822 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively Class B, 95,000 shares authorized; 5,311 and 7,042 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	353,899	270,447
Retained earnings	181,493	124,120
TOTAL STOCKHOLDERS’ EQUITY	535,392	394,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,415,039	$1,117,872

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$164,203	$118,825	$445,114	$316,826
Operating expenses:
Platform operations	39,932	29,344	108,913	78,842
Sales and marketing	36,142	23,287	89,951	60,007
Technology and development	29,185	22,621	83,949	59,806
General and administrative	37,017	21,310	102,755	59,816
Total operating expenses	142,276	96,562	385,568	258,471
Income from operations	21,927	22,263	59,546	58,355
Other expense (income):
Interest expense (income), net	(1,480)	(237)	(3,763)	(113)
Foreign currency exchange (gain) loss, net	(412)	395	784	2,035
Total other expense (income), net	(1,892)	158	(2,979)	1,922
Income before income taxes	23,819	22,105	62,525	56,433
Provision for income taxes	4,397	1,813	5,152	7,728
Net income	$19,422	$20,292	$57,373	$48,705
Earnings per share:
Basic	$0.43	$0.47	$1.29	$1.15
Diluted	$0.40	$0.44	$1.20	$1.07
Weighted average shares outstanding:
Basic	44,771	42,721	44,363	42,178
Diluted	48,037	46,576	47,728	45,460

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A and B		Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2017	41,641	$—	$209,603	$35,980	$245,583
Exercise of common stock options	415	—	1,212	—	1,212
Stock-based compensation	—	—	7,427	—	7,427
Restricted stock award grants, net of forfeitures and shares withheld for taxes	13	—	(361)	—	(361)
Net income	—	—	—	9,070	9,070
Balance as of March 31, 2018	42,069	$—	$217,881	$45,050	$262,931
Exercise of common stock options	365	—	1,997	—	1,997
Stock-based compensation	—	—	9,872	—	9,872
Issuance of common stock under employee stock purchase plan	392	—	7,014	—	7,014
Restricted stock award grants, net of forfeitures and shares withheld for taxes	28	—	(183)	—	(183)
Net income	—	—	—	19,343	19,343
Balance as of June 30, 2018	42,854	$—	$236,581	$64,393	$300,974
Exercise of common stock options	330	—	3,956	—	3,956
Stock-based compensation	—	—	11,851	—	11,851
Restricted stock award grants, net of forfeitures and shares withheld for taxes	1	—	(59)	—	(59)
Net income	—	—	—	20,292	20,292
Balance as of September 30, 2018	43,185	$—	$252,329	$84,685	$337,014
Balance as of December 31, 2018	43,864	$—	$270,447	$124,120	$394,567
Exercise of common stock options	592	—	9,502	—	9,502
Stock-based compensation	—	—	16,324	—	16,324
Restricted stock award grants, net of forfeitures and shares withheld for taxes	23	—	(1,146)	—	(1,146)
Net income	—	—	—	10,151	10,151
Balance as of March 31, 2019	44,479	$—	$295,127	$134,271	$429,398
Exercise of common stock options	284	—	7,473	—	7,473
Stock-based compensation	—	—	21,390	—	21,390
Issuance of common stock under employee stock purchase plan	153	—	8,648	—	8,648
Restricted stock award grants, net of forfeitures and shares withheld for taxes	7	—	(2,488)	—	(2,488)
Net income	—	—	—	27,800	27,800
Balance as of June 30, 2019	44,923	$—	$330,150	$162,071	$492,221
Exercise of common stock options	196	—	4,936	—	4,936
Stock-based compensation	—	—	19,923	—	19,923
Restricted stock award grants, net of forfeitures and shares withheld for taxes	2	—	(1,110)	—	(1,110)
Net income	—	—	—	19,422	19,422
Balance as of September 30, 2019	45,121	$—	$353,899	$181,493	$535,392

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$57,373	$48,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,246	8,107
Stock-based compensation	56,368	27,958
Bad debt expense	1,647	1,727
Noncash lease expense	15,394	—
Other	(2,945)	2,396
Changes in operating assets and liabilities:
Accounts receivable	(2,739)	(44,736)
Prepaid expenses and other assets	(19,024)	(10,597)
Accounts payable	(21,401)	(2,804)
Accrued expenses and other liabilities	(3,178)	7,789
Operating lease liabilities	(8,468)	—
Net cash provided by operating activities	88,273	38,545
INVESTING ACTIVITIES:
Purchases of property and equipment	(21,659)	(10,383)
Capitalized software development costs	(3,849)	(4,340)
Purchases of investments	(178,179)	—
Maturities of investments	55,819	—
Net cash used in investing activities	(147,868)	(14,723)
FINANCING ACTIVITIES:
Repayment on line of credit	—	(27,000)
Payment of debt financing costs	(6)	—
Proceeds from exercise of stock options	21,911	7,165
Proceeds from employee stock purchase plan	8,648	7,014
Taxes paid related to net settlement of restricted stock awards	(4,744)	(602)
Net cash provided by (used in) financing activities	25,809	(13,423)
(Decrease) increase in cash and cash equivalents	(33,786)	10,399
Cash and cash equivalents—Beginning of period	207,232	155,950
Cash and cash equivalents—End of period	$173,446	$166,349
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$1,968	$6,624
Tenant improvements paid by lessor	$—	$1,017
Asset retirement obligation	$3,543	$386
Stock-based compensation included in capitalized software development costs	$1,269	$1,192
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$12,268	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$147,682	$—

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

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

Revision of Cash and Cash Equivalents and Accounts Payable

The Company identified an error in its classification of cash and cash equivalents and accounts payable balances at June 30, 2019 of $23.0 million related to certain bank overdrafts. This error had the effect of understating reported cash and cash equivalents and accounts payable by that amount, and accordingly, current assets, total assets, current liabilities, and total liabilities were also understated by an equivalent amount. It also resulted in an understatement of net cash provided by operating activities in the same amount. If corrected, the amounts reported in the 2019 second quarter Form 10-Q would have been as follows: cash and cash equivalents of $153.6 million, accounts payable of $639.2 million, current assets of $1,107.0 million, total assets of $1,262.4 million, current liabilities of $693.5 million, total liabilities of $770.2 million and net cash provided by operating activities of $43.8 million. The Company determined that this error was not material to the previously issued financial statements, and it will revise these amounts in its Quarterly Report on Form 10-Q for the reporting period ended June 30, 2020.

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

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income	$19,422	$20,292	$57,373	$48,705
Denominator:
Weighted-average shares outstanding—basic	44,771	42,721	44,363	42,178
Effect of dilutive securities:
Options to purchase common stock	2,762	3,239	2,871	2,780
Employee stock purchase plan shares	141	270	135	273
Restricted stock	363	346	359	229
Weighted-average shares outstanding—diluted	48,037	46,576	47,728	45,460
Basic EPS	$0.43	$0.47	$1.29	$1.15
Diluted EPS	$0.40	$0.44	$1.20	$1.07
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	163	167	163	167

Note 4—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of September 30, 2019
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$39,704	—	$39,704
Level 1:
Money market funds	118,510	—	118,510
Level 2:
Commercial paper	14,232	25,844	40,076
Corporate debt securities	1,000	69,152	70,152
U.S. government and agency securities	—	28,086	28,086
Total	$173,446	$123,082	$296,528

As of December 31, 2018
Cash and
Cash
Equivalents
Cash	$35,087
Level 1:
Money market funds	14,145
Time deposits	158,000
Total	$207,232

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the periods presented within this quarterly report were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

September 30, 2019
Due in one year	$107,221
Due in one to two years	15,861
Total	$123,082

Note 5—Leases

The Company has operating leases for its offices. Its leases have remaining lease terms of up to 11 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year with proper notification. ROU Assets and Lease Liabilities are recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. The decision to include these options involves consideration of the Company’s overall growth plans, as well as other strategic requirements. As the rate implicit for each of its leases is not readily determinable, the Company uses its incremental borrowing rate, based on the information available at the lease commencement date, for each of its leases in determining the present value of its expected lease payments. The Company’s incremental borrowing rate is determined by analyzing and combining an applicable risk-free rate, a financial spread adjustment and any lease specific adjustment. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property services fees, and other factors. The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term. The Company does not have any finance leases.

The components of lease expense for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$8,547	$19,089
Short-term lease cost	491	1,373
Variable lease cost	654	1,836
Sublease income	(271)	(827)
Total lease cost	$9,421	$21,471

Supplemental information related to leases as of September 30, 2019 was as follows:

Weighted average remaining lease term	8.8 years
Weighted average discount rate	4.5%

Maturities of lease commitments as of September 30, 2019 were as follows (in thousands):

Year	Amount
Remainder of 2019	$4,556
2020	10,601
2021	38,462
2022	34,916
2023	32,241
Thereafter	181,843
Total undiscounted lease commitments	302,619
Less: commitments for leases not yet commenced	(71,977)
Less: interest	(47,036)
Present value of lease liabilities	183,606
Less: operating lease liabilities, current	(15,938)
Operating lease liabilities, non-current	$167,668

As of December 31, 2018, the Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount (1)
2019	$13,419
2020	18,746
2021	29,054
2022	23,786
2023	20,902
Thereafter	119,109
Total	$225,016

(1)	Includes non-cancelable minimum lease payments of $183.5 million for leases executed in 2018 that the Company plans to occupy in 2019.

Note 6—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Platform operations	$1,507	$1,234	$3,894	$3,137
Sales and marketing	5,036	3,033	13,094	7,757
Technology and development	7,146	4,013	18,579	8,905
General and administrative	5,753	3,137	20,801	8,159
Total	$19,442	$11,417	$56,368	$27,958

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2018	4,630	$37.03
Granted	681	164.08
Exercised	(1,072)	20.38
Cancelled	(131)	66.79
Outstanding as of September 30, 2019	4,108	$61.47
Exercisable as of September 30, 2019	1,797	$31.01

On January 1, 2019, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.8 million shares in accordance with plan provisions.

Restricted Stock

The following summarizes Restricted Stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2018	518	$65.14
Granted	107	161.61
Vested	(81)	65.12
Forfeited	(40)	54.94
Unvested as of September 30, 2019	504	$86.44

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $7.3 million and $4.4 million for the three months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense related to the ESPP totaled $17.7 million and $11.0 million for the nine months ended September 30, 2019 and 2018, respectively.

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

For each of the three months ended September 30, 2019 and 2018, there were benefits associated with stock-based awards of $7.7 million. For the nine months ended September 30, 2019 and 2018, the provision for income taxes included $28.0 million and $14.2 million, respectively, of benefits associated with stock-based awards.

For the nine months ended September 30, 2019, and 2018, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to state and foreign taxes, nondeductible stock-based compensation and the impact of tax benefits associated with stock-based awards.

There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2019, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

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

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
US	$641,555	$479,489	$1,754,261	$1,282,178
International	109,463	89,255	303,018	242,519
Total	$751,018	$568,744	$2,057,279	$1,524,697

Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	September 30, 2019	December 31, 2018 (1)
US	$141,721	$25,887
International	83,289	7,159
Total	$225,010	$33,046

(1)

As a result of the Company’s adoption of ASC 842 on January 1, 2019, the December 31, 2018 balance excludes operating lease assets. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding the Company’s adoption of ASC 842.

Note 9— Commitments and Contingencies

As of September 30, 2019, the Company has various non-cancelable operating lease commitments for office space which as a result of the adoption of ASC 842, have been recorded as Lease Liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.

As of September 30, 2019, the Company has non-cancelable contractual commitments of obligations to its hosting services providers, marketing contracts and providers of software as a service, and these commitments were as follows (in thousands):

Year	Amount
Remainder of 2019	$30,162
2020	32,111
2021	30,629
2022	30,248
2023	30,000
Thereafter	50,000
$203,150

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon the Company to provide indemnification under such agreements, but the Company is not aware of any claims that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2019.

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

Employment Contracts

The Company has entered into agreements with severance terms with certain employees and officers, all of whom are employed at-will. The Company may be required to accelerate the vesting of certain equity awards in the event of changes in control, as defined, and involuntary terminations.

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

Executive Summary

Highlights

For the three months ended September 30, 2019 and 2018:

•	revenue was $164.2 million and $118.8 million, respectively, representing an increase of 38%; and
•	net income was $19.4 million and $20.3 million, respectively.

For the nine months ended September 30, 2019 and 2018:

•	revenue was $445.1 million and $316.8 million, respectively, representing an increase of 40%; and
•	net income was $57.4 million and $48.7 million, respectively.

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

Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory that we present to our clients. For example, we have expanded our CTV, mobile and audio advertising offerings through our recent integrations with supply-side partners.

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

Results of Operations

The following tables set forth our condensed consolidated statements of comprehensive income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$164,203	$118,825	$445,114	$316,826
Operating expenses:
Platform operations	39,932	29,344	108,913	78,842
Sales and marketing	36,142	23,287	89,951	60,007
Technology and development	29,185	22,621	83,949	59,806
General and administrative	37,017	21,310	102,755	59,816
Total operating expenses	142,276	96,562	385,568	258,471
Income from operations	21,927	22,263	59,546	58,355
Total other expense (income), net	(1,892)	158	(2,979)	1,922
Income before income taxes	23,819	22,105	62,525	56,433
Provision for income taxes	4,397	1,813	5,152	7,728
Net income	$19,422	$20,292	$57,373	$48,705

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	24	25	24	25
Sales and marketing	22	20	20	19
Technology and development	18	19	19	19
General and administrative	23	18	23	19
Total operating expenses	87	81	87	82
Income from operations	13	19	13	18
Total other expense (income), net	(1)	—	(1)	1
Income before income taxes	14	19	14	17
Provision for income taxes	3	2	1	2
Net income	11%	17%	13%	15%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended September 30,	$164,203	$118,825	$45,378	38%
Nine months ended September 30,	$445,114	$316,826	$128,288	40%

The increase in revenue for the three and nine months ended September 30, 2019, compared to the same prior year period, was primarily due to increases in gross spend on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended September 30,	$39,932	$29,344	$10,588	36%
Percent of revenue	24%	25%
Nine months ended September 30,	$108,913	$78,842	$30,071	38%
Percent of revenue	24%	25%

The increase in platform operations expense for the three months ended September 30, 2019, compared to the same prior year period, was primarily due to increases of $3.2 million in hosting costs, $5.3 million in personnel costs, including $0.3 million of stock-based compensation, and $1.5 million in allocated facilities. The increase in hosting costs was due to the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in platform operations expense for the nine months ended September 30, 2019, compared to the same prior year period, was primarily due to increases of $14.0 million in hosting costs, $8.8 million in personnel costs, including $0.8 million of stock-based compensation, and $4.4 million in allocated facilities. These increases were primarily attributable to the factors described above.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended September 30,	$36,142	$23,287	$12,855	55%
Percent of revenue	22%	20%
Nine months ended September 30,	$89,951	$60,007	$29,944	50%
Percent of revenue	20%	19%

The increase in sales and marketing expense for the three months ended September 30, 2019, compared to the same prior year period, was primarily due to increases of $8.7 million in personnel costs, including $2.0 million of stock-based compensation and $2.5 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in sales and marketing expense for the nine months ended September 30, 2019, compared to the same prior year period, was primarily due to increases of $20.8 million in personnel costs, including $5.3 million of stock-based compensation and $5.6 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended September 30,	$29,185	$22,621	$6,564	29%
Percent of revenue	18%	19%
Nine months ended September 30,	$83,949	$59,806	$24,143	40%
Percent of revenue	19%	19%

The increase in technology and development expense for the three months ended September 30, 2019, compared to the same prior year period, was primarily due to increases of $4.5 million in personnel costs, including $3.1 million of stock-based compensation, and $2.4 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in technology and development expense for the nine months ended September 30, 2019, compared to the same prior year period, was primarily due to increases of $20.3 million in personnel costs, including $9.7 million of stock-based compensation, and $5.3 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2019	2018	$	%
	($ in thousands)
Three months ended September 30,	$37,017	$21,310	$15,707	74%
Percent of revenue	23%	18%
Nine months ended September 30,	$102,755	$59,816	$42,939	72%
Percent of revenue	23%	19%

The increase in general and administrative expense for the three months ended September 30, 2019, compared to the same prior year period, was primarily due to increases of $10.7 million in personnel costs, including $2.6 million of stock-based compensation, and $2.4 million in allocated facilities costs. The increase in personnel costs was primarily due to increased headcount to support our growth. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

The increase in general and administrative expense for the nine months ended September 30, 2019, compared to the same prior year period, was primarily due to increases of $34.7 million in personnel costs, including $12.6 million of stock-based compensation, and $4.9 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Total Other Expense (Income), Net

	2019	2018	$ Change
	(in thousands)
Three months ended September 30,	$(1,892)	$158	$(2,050)
Nine months ended September 30,	$(2,979)	$1,922	$(4,901)

The increase in total other expense (income), net for the three months ended September 30, 2019 compared to the same prior year period, was primarily due to increases in interest income of $1.1 million, and decreases in foreign currency exchange loss, net of $0.8 million.

The increase in total other expense (income), net for the nine months ended September 30, 2019 compared to the same prior year period, was primarily due to increases in interest income of $3.3 million and decreases in foreign currency exchange loss, net of $1.3 million.

Provision For Income Taxes

	2019	2018
	($ in thousands)
Three months ended September 30,	$4,397	$1,813
Effective tax rate	18%	8%
Nine months ended September 30,	$5,152	$7,728
Effective tax rate	8%	14%

The U.S. federal statutory tax rate was 21% for the 2019 and 2018 periods, respectively.

The increase in the provision for income taxes for the three months ended September 30, 2019 compared to the prior year period was primarily due to a higher pre-tax income. For each of the three months ended September 30, 2019 and 2018, there were benefits associated with stock-based awards of $7.7 million.

The decrease in the provision for income taxes for the nine months ended September 30, 2019 compared to the prior year period was primarily due to a higher overall benefit associated with stock-based awards, partially offset by higher pre-tax income. For the nine months ended September 30, 2019 and 2018, there were benefits associated with stock-based awards of approximately $28.0 million and $14.2 million, respectively.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $173.4 million, including cash of $26.9 million held by our international subsidiaries, short-term investments in marketable securities of $123.1 million and working capital of $455.1 million.

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

Credit Facility

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into the Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”, which we also refer to as “our credit facility”). Available funding commitments to us under our credit facility, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase our credit facility by an amount not to exceed $100.0 million. As of September 30, 2019, we did not have an outstanding debt balance under our credit facility, and availability was $143.3 million. We were in compliance with all covenants as of September 30, 2019.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows provided by operating activities	$88,273	$38,545
Cash flows used in investing activities	$(147,868)	$(14,723)
Cash flows provided by (used in) financing activities	$25,809	$(13,423)

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

For the nine months ended September 30, 2019, cash provided by operating activities of $88.3 million resulted primarily from net income adjusted for non-cash items of $143.1 million, partially offset by a net decrease in our working capital of $54.8 million. The net decrease in working capital was primarily due to a decrease of $21.4 million in accounts payable and a $19.0 million increase in prepaid expenses and other assets. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The increase in prepaid expenses and other assets was attributable to our growth.

For the nine months ended September 30, 2018, cash provided by operating activities of $38.5 million resulted primarily from net income adjusted for non-cash items of $88.9 million, partially offset by a net decrease in our working capital of $50.3 million. The net decrease in working capital was primarily due to increases of $44.7 million in accounts receivable. The increase in accounts receivable resulted from the increase in spend through our platform and the timing of cash receipts from clients.

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

For the nine months ended September 30, 2019, we used $147.9 million of cash in investing activities, consisting of $178.2 million to purchase short-term investments, $21.7 million to purchase property and equipment, and $3.8 million of investments in capitalized software, partially offset by maturities of short term investments of $55.8 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

For the nine months ended September 30, 2018, we used $14.7 million of cash in investing activities, consisting of $10.4 million to purchase property and equipment and $4.3 million of investments in capitalized software to support our growth and further develop our platform.

Financing Activities

For the nine months ended September 30, 2019, cash provided by financing activities of $25.8 million was primarily due to the $21.9 million proceeds from stock option exercises and $8.6 million proceeds from the employee stock purchase plan, partially offset by $4.7 million of taxes paid for restricted stock award settlements.

For the nine months ended September 30, 2018, cash used in financing activities of $13.4 million was primarily due to the $27.0 million repayment of our credit facility outstanding balance, partially offset by proceeds from stock option exercises of $7.2 million and from the employee stock purchase plan of $7.0 million.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2019 other than the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our non-cancelable contractual obligations at September 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year (Remaining 2019)	1-3 Years (2020 and 2021)	3-5 Years (2022 and 2023)	More than 5 Years (Thereafter)
	(in thousands)
Lease commitments	$302,619	$4,556	$49,063	$67,157	$181,843
Other contractual commitments	203,150	30,162	62,740	60,248	50,000
Total	$505,769	$34,718	$111,803	$127,405	$231,843

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2019.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. No amount was owed on our credit facility as of September 30, 2019.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen and Thai Baht. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2019, would result in a foreign currency loss of approximately $14.2 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

We transitioned to a new accounting and financial reporting system, which replaced our existing accounting and financial reporting system. The go-live for this new system occurred during July 2019, and our system implementation was completed during the quarter ended September 30, 2019. Management evaluated the process changes as a result of the system implementation, and where needed, modified the design of and the testing for operating effectiveness of internal control over financial reporting. The modification to the design of and testing for operating effectiveness was specific to the new accounting and financial reporting system’s functionalities and features. We did not identify any previously unidentified risks or design gaps as a result of the system implementation. Testing for effectiveness of internal control over financial reporting is ongoing and will be completed by the fiscal year ended December 31, 2019, at which time, management will conclude on the operating effectiveness of the internal control over financial reporting under the new accounting and financial reporting system.

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, evolving definitions of what is considered personal data within the European Union (including the European Economic Area, or EEA, countries of Iceland, Liechtenstein and Norway), or EU, and elsewhere may also impact us. The General Data Protection Regulation, or GDPR, which applies to any company inside or outside the EU that collects and uses personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of the behavior of individuals in the EU, came into effect on May 25, 2018. The GDPR clarifies that the definition of “personal data” includes online identifiers provided by individuals’ devices, apps, and protocols (such as IP addresses, mobile device IDs, cookie strings) and individuals’ location data, if there is potential that individuals can be identified by such data. The GDPR also enhances data protection obligations for controllers of personal data and for service providers processing personal data and guarantees certain rights, such as access and deletion, to the subjects of personal data. These enhancements have, and may continue to, bring about significant changes in the way the advertising technology industry operates in the EU, and some companies may have difficulty adapting their businesses and technology. Adaptation of the digital advertising marketplace in the EU requires significant collaboration between participants in the market. The ongoing effectiveness with which industry participants can adapt to changes required for operating under the GDPR, and the user response to such changes, could negatively impact inventory, data, and demand in Europe. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business. The industry has collaborated to create a user-facing framework for establishing and managing legal bases under ePrivacy and GDPR. Although the framework is actively in use, we cannot predict its effectiveness over the long term. Although European regulators have questioned the viability of the framework, and activists have filed complaints with regulators of alleged non-compliance by specific companies and of standard technical components of the digital advertising ecosystem, the framework has not been invalidated. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the GDPR’s requirements requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

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

While we contractually prohibit our clients and inventory and data suppliers from supplying directly identifiable information or other information that we deem sensitive to our system, we may inadvertently receive such information, which may result in us breaching privacy-related legislation or regulations or may increase the risk resulting from a breach. Additionally, we have contractual obligations to indemnify and hold harmless some of our clients and suppliers for the costs or consequences of our failure to comply with privacy-related legislation and regulations, which may be triggered by such inadvertent ingestion of directly identifiable or sensitive information to our platform.

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

Data protection and privacy concerns are an important part of the programmatic advertising buying industry. Even the perception of privacy concerns, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future clients. For example, claims or adverse publicity could result from the perception of pharmaceuticals or medical advertisements targeting conditions. Additionally, our failure or perceived failure to comply with applicable laws and regulations could result in enforcement actions against us, including fines, imprisonment of our officers and public censure, and claims for damages by consumers and other affected individuals, any of which could have a material adverse impact on our business, financial condition and results of operations.

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

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for advertising in web browser environments. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or algorithmically, or implement user control settings that algorithmically block or limit some cookies. For example, Google previously announced that it will introduce, and Apple has released, privacy features to their respective web browsers, which aim to provide users with increased transparency and control with respect to the collection and use of user data by third parties or limit the use of third-party cookies. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business. Increases in cookie blocking or deletion may decrease our and our clients’ ability to collect and use data for advertising, which may lessen the effectiveness or desirability of our products and services or of the digital advertising market generally.

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

As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. Similar standards have been set at device-level so that activities on mobile devices, including browsing and app uses, are not tracked. Some Internet browsers have implemented some version of a “Do Not Track” setting, though, because there is no standard, it is not widely honored. The potential regulatory and self-regulatory landscape remains uncertain, as there is no definition of tracking, no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. In the EU, the Article 29 Working Party recommended in an Opinion issued on April 4, 2017 that the proposed ePrivacy Regulation require terminal equipment and software to offer privacy protective settings by default with the ability for users to adjust these settings during setup, browser settings that enable users to signal specific consent, and mandatory adherence to “Do Not Track” to give users additional control over the collection of their Internet activity data. If a “Do Not Track” browser setting, or some similar control, is adopted by many Internet users or if a “Do Not Track” standard imposed by state or federal or foreign legislation (such as the proposed ePrivacy Regulation), or agreed upon by standard setting groups, which prohibits us from using data as we currently do, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition and results of operations could be adversely affected.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user. The ruling may do away with implied consent pop ups and banners that have been used to meet requirements of the Cookie Directive in some markets. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly-available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies. The fines and penalties for breach of the proposed ePrivacy Regulation may be significant. Limitations on the use or effectiveness of cookies, or other limitations on our, or our clients’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive, by the new ePrivacy Regulation, or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

Our failure to meet standards and provide services that our advertisers and inventory suppliers trust, could harm our brand and reputation and those of our partners and negatively impact our business, financial condition and results of operations.

We do not provide or control the content of the advertisements that we serve or the content of the websites providing the inventory. Advertisers provide the advertising content and inventory suppliers provide the inventory. Both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal and they are hesitant to spend money or make inventory available, respectively, without guaranteed brand security. Additionally, advertisers may seek to display advertising campaigns in jurisdictions that do not permit such advertising (for example, pharmaceutical advertising is not permitted in many countries) or in which the regulatory environment is uncertain, or otherwise attempt to use illegal or unethical targeting practices. Consequently, our reputation depends in part on providing services that our advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We also contractually prohibit the misuse of our platform by agencies (and their advertiser clients) and inventory suppliers.  Despite such efforts, our clients may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case we may not be able to recoup the amounts paid to inventory suppliers. In addition, our clients could intentionally run campaigns that do not meet the standards of our inventory suppliers, in which case our supply of ad inventory from such suppliers could be jeopardized. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory, including “tool bar” inventory, which is inventory that appears within an application and displaces any advertising that would otherwise be displayed on the website. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be fully successful in doing so. There are other means we could use, such as human review of content we serve, that some of our competitors undertake, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease these risks. We may provide access to inventory that is objectionable to our advertisers, serve advertising that contains malware, objectionable content, or is based on questionable targeting criteria to our inventory suppliers, or be unable to detect and prevent non-human traffic, any one of which could harm our or our clients’ brand and reputation, decrease their trust in our platform, and negatively impact our business, financial condition and results of operations.

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

There is significant patent and other intellectual property development activity in the digital advertising industry. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. From time to time, we may receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. The cost of defending against such claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and could divert the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we have obligations to indemnify our clients or inventory and data suppliers in connection with certain intellectual property claims. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of our platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Alternatively, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

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

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 57% of the voting power of our outstanding capital stock as of September 30, 2019. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

THE TRADE DESK, INC. (Registrant)

Dated: November 7, 2019	/s/ Paul E. Ross
Paul E. Ross
Chief Financial Officer (Principal Financial and Accounting Officer)