Form 10-K
period 2019-12-31
Trade Desk, Inc.
filed 2020-02-28
CIK 1671933

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, based on the closing sales price for the Registrant’s Class A common stock, as reported on the NASDAQ Global Market, was approximately $8,779,399,707. As of January 31, 2020, there were 40,412,377 shares of the registrant’s Class A common stock outstanding and 5,161,323 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

THE TRADE DESK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

PART I

Item 1. Business

Overview

The Trade Desk, Inc. (the “Company,” “we,” “our,” or “The Trade Desk”) is a technology company that empowers buyers of advertising. Through our self-service, cloud-based platform, ad buyers can create, manage, and optimize more expressive data-driven digital advertising campaigns across ad formats and channels, including display, video, audio, in-app, native and social, on a multitude of devices, such as computers, mobile devices, and connected TV (“CTV”). Our platform’s integrations with major inventory, publisher, and data partners provides ad buyers reach and decisioning capabilities, and our enterprise application programming interfaces (“APIs”) enable our clients to develop on top of the platform.

We commercially launched our platform in 2011, targeting display advertising. Since launching, we added support for several additional advertising formats, and in 2019, approximately 79% of gross spend on our platform came from mobile, video (which includes CTV), audio, native and social channels.

Our clients are primarily the advertising agencies and other service providers for advertisers, with whom we enter into ongoing master services agreements (“MSAs”). We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

The Trade Desk is a Delaware corporation established in 2009, headquartered in Ventura, California.

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

Fragmentation of Audience. As digital media grows, audience fragmentation is accelerating. A growing “long tail” of mobile applications (apps), media players, websites and content presents a challenge for advertisers trying to reach a large audience. Audience fragmentation has substantially impacted TV content distribution, perhaps more than any other channel, which we believe is changing how TV advertising inventory is monetized. Mirroring the fragmentation occurring in content, the number of devices used by individual consumers has increased. Both of these fragmentation trends are opportunities for technology companies that can consolidate and simplify media buying options for advertisers and their agencies.

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

Increased Use of Data. Advances in software and hardware and the growing use of the Internet have made it possible to collect and rapidly process massive amounts of user data. Data vendors are able to collect user information across a wide range of Internet properties and connected devices, aggregate it and combine it with other data sources. This data is then made non-identifiable and available within seconds based on specific parameters and attributes. Advertisers can integrate this targeting data with their own or an agency’s proprietary data relating to client attributes, the advertisers’ own store locations and other related characteristics. Through the use of these types of data sources, together with real-time feedback on consumer reactions to the ads, programmatic advertising increases the value of impressions for advertisers and inventory owners, and viewers receive more relevant ads.

Automation of Ad Buying. The growing complexity of digital advertising has increased the need for automation. Technology that enables fast, accurate and cost-effective decision-making through the application of computer algorithms that use extensive data sets has become critical for the success of digital advertising campaigns. Using programmatic inventory buying tools, advertisers are able to automate their campaigns, providing them with better price discovery, on an impression-by-impression basis. As a result, advertisers are able to bid on and purchase the advertising inventory they value the most, pay less for advertising inventory they do not value as much, and abstain from buying advertising inventory that does not fit their campaign parameters.

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

•

We Are Exclusively Focused on the Buy-Side. We focus on buyers since they control the advertising budgets. Also, the supply of digital advertising inventory exceeds demand, and accordingly, we believe it is a buyer’s market. We also believe that by aligning our business only with buyers, we are able to avoid inherent conflicts of interest that exist when serving both the buy-side and sell-side. This focus allows us to build trust with clients, many of whom leverage their proprietary data on our platform. That trust and ability to use their own data on our platform, without worrying about it being used by other participants, enables our clients and their advertisers to achieve better results. This trust provides us the benefit of long-term and stable relationships with our clients.

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

•

We Do Not Arbitrage Advertising Inventory. To further align our interests with those of our clients, we do not buy advertising inventory in order to resell it to our clients for a profit. Instead, we provide our clients with a platform that allows them to manage their omnichannel advertising campaigns, on a self-serve basis with robust reporting. With our platform, our clients control their campaign spend and are able to access and choose from many inventory sources.

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

•

We Are an Open Platform. Clients can customize and build their own features on top of our platform. Clients may use our APIs to, for example, design their own user interface, bulk manage advertising campaigns, and link other systems including ad servers or reporting tools. Using our APIs or by working with our engineering team, clients invest their own resources to build their own proprietary tools in areas including reporting, campaign strategy, custom algorithms or proprietary data use cases. Our open platform approach enables our advertising agency and service provider clients to provide differentiated offerings to their clients, which we believe leads to long-term relationships and increased use of our platform.

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

Our Technology

The core elements of our technology are:

•

Scalable Architecture. Our platform infrastructure is hosted in data centers in eight countries around the world. On average, our real-time bidding technology evaluates more than 790 billion ad opportunities per day, reaching over 819 million devices per day on a global basis. Our core bidding architecture is easily adaptable to a variety of inventory formats, allowing our platform to communicate with many different inventory sources.

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

•

Expand Our Omnichannel Capabilities. We believe offering clients capabilities across all media channels and devices enables advertisers to manage omnichannel campaigns and use data from each channel to inform decisions in other channels. We believe these capabilities will continue to further strengthen our relationships with our clients. We intend to continue to invest in innovation across all channels, including the integration of new inventory sources within CTV, digital radio, social, native, and digital out of home.

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

Our Clients

Our clients consist of purchasers of programmatic advertising inventory and data. As of December 31, 2019, we had approximately 820 clients, consisting primarily of advertising agencies or groups within advertising agencies that have independent relationships with us, manage budgets independently of one-another, are based in different jurisdictions, and are served by unique Trade Desk teams. Many of these agencies are owned by holding companies, where decision-making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. Our client count includes only those parties which have signed MSAs with us and have spent more than $20,000 on our platform.

If all of our individual client contractual relationships were aggregated at the holding company level, two clients would have each represented more than 10% of our gross billings in 2019, two clients would have each represented more than 10% of our gross billings in 2018 and three clients would have each represented more than 10% of our gross billings in 2017. Our contractual and billing arrangement with Omnicom Group Inc. is at the holding company level and accounted for 10% of our gross billings in 2019, 10% in 2018 and 11% in 2017. For Publicis Groupe and WPP plc, we enter into separate contracts and billing relationships with various of its individual agencies and account for them as separate clients. We do not have any contractual relationship with Publicis Groupe or the holding company WPP plc. Publicis Media Inc. (formerly VivaKi, Inc.), which is affiliated with Publicis Groupe, accounted for 13% of our gross billings in 2019, 20% in 2018 and 22% in 2017. Mindshare, which is affiliated with WPP plc, accounted for 10% of our gross billings in 2017.

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

Our clients are loyal, as reflected by our client retention rate of over 95% in 2019, 2018 and 2017. In addition, our clients typically grow their use of our platform over time.

Our Advertising and Data Inventory Suppliers

For suppliers of programmatic advertising inventory and data, we believe that we are an important business partner, as we represent one of the largest sources of buy-side demand within the digital advertising industry.

We obtain digital advertising inventory from over 95 ad exchanges, supply-side platforms, publishers and ad networks, providing us with access to a breadth of programmatic advertising inventory across computers, mobile devices and CTV. On average each day, our platform provides our clients with access to over 790 billion ad impressions per day, reaching over 819 million devices per day on a global basis.

For third-party data vendors, we believe that we represent an important distribution channel. As of December 31, 2019, we have integrated our platform with over 194 third-party data vendors whose products we make available for purchase through our platform.

Sales and Marketing

Given our self-serve business model, we focus on supporting, advising and training our clients to use our platform independently as soon as they are ready to transact.

Once a new client has access to our platform, they work closely with our client service teams, which onboard the new client and provide continuous support throughout the early campaigns. Typically, once a client has gained some initial experience, it will move to a fully self-serve model and request support as needed.

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

As of December 31, 2019, we had 1,310 employees, of whom 851 are in the U.S. Our team draws from a broad spectrum of backgrounds and experiences, across technology, advertising and securities trading and other areas. We foster an entrepreneurial culture so that we may remain focused and innovative over time, as we strive to serve our clients with openness, transparency and humility.

Development of International Markets

We have been increasing our focus on markets outside the U.S. to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant, and should continue to expand as publishers and advertisers outside the U.S. seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about our geographic gross billings is set forth in Note 12 of “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, patent and trademark laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. We have patent applications that are pending, however, historically, we have not patented our proprietary technology in order to keep our technology architecture, trade secrets, and engineering roadmap private. Our patent applications may not result in the issuance of any patents, and any issued patents may not actually provide adequate defensive protection or competitive advantages to us. Our ability to continually develop new intellectual property and deliver new functionality quickly serves to protect us against competitors in digital advertising technology. We believe our platform is difficult to replicate and would be expensive and time-consuming to build.

Collection and Use of Data; Privacy and Data Protection Legislation and Regulation

We and our clients currently use pseudonymous data about Internet users on our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to Internet users based on their geographic locations, the type of device they are using, their interests as inferred from their web browsing or app usage activity, or their relationships with our clients. Such data is passed to us from third parties, including original equipment manufacturers, application providers, and publishers. We do not use this data to discover the identity of individuals, and we currently prohibit clients, data providers and inventory suppliers from importing data  that directly identifies individuals.

Our ability, like those of other advertising technology companies, to collect, augment, analyze, use and share data relies upon the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. The processes used to identify devices and similar and associated technologies are governed by U.S. and foreign laws and regulations and dependent upon their implementation within the industry ecosystem. Such laws, regulations, and industry standards may change from time to time, including those relating to the level of consumer notice and consent required before a company can employ cookies or other electronic tools to collect data about interactions with users online.

In the U.S., both federal and state legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual states. Much of the federal oversight on digital advertising in the U.S. currently comes from the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. However, there is increasing consumer concern over data privacy in recent years, which has led to a myriad of proposed legislation and new legislation both at the federal and state levels, some of which has affected and will continue to affect our operations and those of our industry partners. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California  (including rights to deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information  (interpreted by some to include common advertising practices), and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility to a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.

As our business is global, our activities are also subject to foreign legislation and regulation. In the European Union (including the European Economic Area (the “EEA”), countries of Iceland, Liechtenstein and Norway), or EU, separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. The General Data Protection Regulation(“GDPR”), which applies to us, came into effect on May 25, 2018. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework for establishing and managing legal bases under the GDPR and other EU privacy laws including ePrivacy (discussed below), however European regulators have questioned the framework’s viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Continuing to maintain compliance with the GDPR’s requirements requires significant time, resources and expense, and may lead to significant changes in our business operations.

Additionally in the EU, EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access, and provided consent. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Although it remains under debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies, and the fines and penalties for breach may be significant. We cannot yet determine the impact such future laws, regulations, and standards may have on our business.

For the transfer of personal data from the EU to the U.S., we rely upon, and are currently certified under, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, is facing criticism from privacy advocates and legal challenges in E.U. courts, as are other EU mechanisms for adequate data transfer to the U.S. such as the standard contractual clauses. If successful challenges leave us with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the US, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to need to divert resources from other aspects of our operations.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. If a “Do Not Track” standard is imposed by state, federal, or foreign legislation, adopted by many Internet users, or agreed upon by standard setting groups, we may have to change our business practices.

We participate in several industry self-regulatory programs, mainly initiated by the Network Advertising Initiative, or NAI, the Digital Advertising Alliance, or DAA, and their international counterparts. Our efforts to comply with the self-regulatory principles of these programs include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. We believe that this user-centric approach to addressing consumer privacy empowers consumers to make informed decisions on the use of their data.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and related amendments, exhibits and other information with the Securities and Exchange Commission (the “SEC”). You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at http://investors.thetradedesk.com, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Risks Related to Our Business and Industry

If we fail to maintain and grow our client base and spend through our platform, our revenue and business may be negatively impacted.

To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we make available. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with ours, our ability to sell our services to new or existing clients could be impaired. We have spent significant effort in cultivating our relationships with advertising agencies, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have MSAs in place with our clients, such agreements allow our clients to change the amount they spend through our platform or terminate our services with limited notice. We do not typically have exclusive relationships with our clients and there is limited cost to moving their media spend to our competitors. As a result, we have limited visibility to our future advertising revenue streams. We cannot assure you that our clients will continue to use our platform or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that our revenue or revenue growth rate could be significantly reduced and our business negatively impacted.

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

We had approximately 820 clients, consisting primarily of advertising agencies, as of December 31, 2019. Many of these agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers, are located, at the agency, local branch or division level. If all of our individual client contractual relationships were aggregated at the holding company level, Publicis Groupe and Omnicom Group Inc. would each represent more than 10% of our gross billings for 2019.

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

Our industry is subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. We may make bad decisions regarding these investments. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, as we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning, they may raise new, or heighten existing, technological, legal and other challenges, and may cause unintended consequences, may not function properly or may be misused by our clients. If we fail to adapt to our rapidly changing industry or to evolving client needs, or we provide new products and services that exacerbate technological, legal or other challenges, demand for our platform could decrease and our business, financial condition and results of operations may be adversely affected.

The market for programmatic buying for advertising campaigns is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The substantial majority of our revenue has been derived from clients that programmatically purchase advertising inventory through our platform. We expect that spending on programmatic ad buying will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is an emerging market, and our current and potential clients may not shift to programmatic ad buying from other buying methods as quickly as we expect, reducing our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.

In addition, our revenue may not necessarily grow at the same rate as spend on our platform. Growth in spend may outpace growth in our revenue as the market for programmatic buying for advertising matures due to a number of factors including pricing competition, quantity discounts and shifts in product, media, client and channel mix. A significant change in revenue as a percentage of spend could reflect an adverse change in our business and growth prospects. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock.

The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.

We operate in a highly competitive and rapidly changing industry. We expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants develop and offer new products and services, such as analytics, automated media buying and exchanges, aimed at capturing advertising spend or disrupting the digital marketing landscape.

We may also face competition from new companies entering the market, including large established companies and companies that we do not yet know about or do not yet exist. If existing or new companies develop, market or resell competitive high-value products or services that result in additional competition for advertising spend or advertising inventory or if they acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our results of operations could be harmed.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, which may allow them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, and may be better positioned to execute on advertising conducted over certain channels, such as social media, mobile and video. Some of our competitors may have a longer operating history and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our platform and could result in increased pricing pressure, increased sales and marketing expense or the loss of market share.

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

We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations, including from advertising agencies that do not pay us until they receive payment from their advertisers and from clients that dispute or do not pay their invoices.

Spend on our platform primarily comes through our agency clients. Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In addition, typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all. In addition, we typically experience slow payment cycles by advertising agencies as is common in our industry. While we attempt to negotiate long payment periods with our suppliers and shorter periods from our clients, we are not always successful. As a result, we often face a timing issue with our accounts payable on shorter cycles than our accounts receivables, requiring us to remit payments from our own funds, and accept the risk of bad debt.

This collections and payments cycle may increasingly consume working capital if we continue to be successful in growing our business. If we are unable to borrow on commercially acceptable terms, our working capital availability could be reduced, and as a consequence, our financial condition and results of operations would be adversely impacted.

We may also be involved in disputes with clients, and in the case of agencies, their advertisers, over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to resolve disputes with our clients, we may lose clients or clients may decrease their use of our platform and our financial performance and growth may be adversely affected. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for bad debt, which could harm our results of operations. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could harm our business, financial condition and results of operations. Even if we are not paid by our clients on time or at all, we are still obligated to pay for the advertising inventory, third-party data, and other add-on features that clients purchase on our platform, and as a consequence, our business, financial condition and results of operations would be adversely impacted.

Any decrease in the use of the advertising channels that we are primarily dependent upon, failure to expand the use of emerging channels, or unexpected shift in use among the channels in which we operate, could harm our growth prospects, financial condition and results of operations.

Historically, our clients have predominantly used our platform to purchase mobile, display and video advertising inventory. We expect that these will continue to be significant channels used by our clients for digital advertising in the future. We also believe that our revenue growth may depend on our ability to expand within social, native, audio, and in particular, CTV, and we have been, and are continuing to, enhance such channels. Any decrease in the use of mobile, display and video advertising, whether due to clients losing confidence in the value or effectiveness of such channels, regulatory restrictions or other causes, or any inability to further penetrate social, native, audio, CTV or enter new and emerging advertising channels, could harm our growth prospects, financial condition and results of operations.

Each advertising channel presents distinct and substantial risk and, in many cases, requires us to continue to develop additional functionality or features to address the particular requirements of the channel. Our ability to provide capabilities across multiple advertising channels, which we refer to as omnichannel, may be constrained if we are not be able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. We may not be able to accurately predict changes in overall advertiser demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. Furthermore, if our channel mix changes due to a shift in client demand, such as clients shifting their spending more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or inventory, demand for our platform could decrease, and our business, financial condition, and results of operations could be adversely affected.

If our access to quality advertising inventory is diminished or fails to expand, our revenue could decline and our growth could be impeded.

We must maintain a consistent supply of attractive ad inventory. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges and social media platforms, including video, display, CTV, audio and mobile inventory. The amount, quality and cost of inventory available to us can change at any time. A few inventory suppliers hold a significant portion of the programmatic inventory either generally or concentrated in a particular channel, such as audio and social media. In addition, we compete with companies with which we have business relationships. For example, Google is one of our largest advertising inventory suppliers in addition to being one of our competitors. If Google or any other company with attractive advertising inventory limits our access to its advertising inventory, our business could be adversely affected. If our relationships with certain of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory on favorable terms. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.

Inventory suppliers control the bidding process, rules and procedures for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of specific advertisers. Through the bidding process, we may not win the right to deliver advertising to the inventory that is selected through our platform and may not be able to replace inventory that is no longer made available to us.

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

We have experienced and continue to experience significant growth in a short period of time. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our platform and client service may be adversely impacted if we do not train our new personnel, particularly our sales and support personnel, quickly and effectively, or if we fail to appropriately coordinate across our organization. Additionally, our rapid growth may place a strain on our resources, infrastructure and ability to maintain the quality of our platform. Our revenue growth and levels of profitability in recent periods should not be considered as indicative of future performance. In future periods, our revenue or profitability could decline or grow more slowly than we expect. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and results of operations.

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

Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical results of operations may not be necessarily indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include the following:

•	changes in demand for programmatic advertising and for our platform, including related to the seasonal nature of our clients’ spending on digital advertising campaigns;
•	changes to availability of and pricing of competitive products and services, and their effects on our pricing;
•	changes the pricing or availability of inventory, data or other third-party services;
•	changes in our client base and platform offerings;
•	the addition or loss of advertising agencies and advertisers as clients;
•	changes in advertising budget allocations, agency affiliations or marketing strategies;
•	changes to our product, media, client or channel mix;
•

changes and uncertainty in the regulatory environment for us, advertisers or others in the advertising industry, and the effects of our efforts and those of our clients and partners to address changes and uncertainty in the regulatory environment;

•

changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;

•	changes in the pricing and availability of advertising inventory through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;
•	disruptions or outages on our platform;
•	the introduction of new technologies or offerings by our competitors or others in the advertising marketplace;
•	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;
•	timing differences between our payments for advertising inventory and our collection of related advertising revenue;
•	the length and unpredictability of our sales cycle; and
•	costs related to acquisitions of businesses or technologies and development of new products;
•	cost of employee recruiting and retention; and
•	changes to the cost of infrastructure, including real estate and information technology.

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. If we fail to meet or exceed operating results expectations of analysts and investors or if analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our common stock could decline. In addition, if one or more of the analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting.

Our platform system applications are complex, multi-faceted and include applications that are highly customized in order to serve and support our clients, advertising inventory and data suppliers, as well as support our financial reporting obligations. We regularly make improvements to our platform to maintain and enhance our competitive position. In the future, we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems. These factors require us to develop and maintain our internal controls, processes and reporting systems, and we expect to incur ongoing costs in this effort. We may not be successful in developing and maintaining effective internal controls, and any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

If we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, then, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. Such failures could also subject us to investigations by NASDAQ, the stock exchange on which our securities are listed, the SEC or other regulatory authorities, and to litigation from stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

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

We depend upon the sustained and uninterrupted performance of our platform to manage our inventory supply; bid on inventory for each campaign; collect, process and interpret data; optimize campaign performance in real time; and provide billing information to our financial systems. If our platform cannot scale to meet demand, if there are errors in our execution of any of these functions on our platform or if we experience outages, then our business may be harmed. We may also face material delays in introducing new services, products and enhancements. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing proprietary technology and systems may become obsolete.

Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself and from outside factors. Errors, failures, vulnerabilities and bugs have been found in the past, and may be found in the future. Our platform also relies on third-party technology and systems to perform properly and is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server farms. While we have built redundancies in our systems, full redundancies do not exist. Some failures will shut our platform down completely, others only partially. Partial failures, which we have experienced in the past, could result in unauthorized bidding, cessation of our ability to bid or deliver impressions or deletion of our reporting, in each case resulting in unanticipated financial obligations or impact.

Operational, performance and internal control issues with our platform could also result in negative publicity, damage to our brand and reputation, loss of clients, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, loss of the ability to access our platform, loss of competitive position, claims by clients for losses sustained by them and loss of stockholder confidence in the accuracy and completeness of our financial reports. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our business, financial condition and results of operations.

If unauthorized access is obtained to user, client or inventory and third-party provider data, or our platform is compromised, our services may be disrupted or perceived as insecure, and as a result, we may lose existing clients or fail to attract new clients, and we may incur significant reputational harm and legal and financial liabilities.

Our products and services involve the storage and transmission of significant amounts of data from users, clients, and inventory and data providers, a large volume of which is hosted by third-party service providers. Our services and data could be exposed to unauthorized access due to activities that breach or undermine security measures, including: negligence or malfeasance by internal or external actors; attempts by outside parties to fraudulently induce employees, clients or vendors to disclose sensitive information in order to gain access to our data; or errors or vulnerabilities in our systems, products or processes or in those of our service providers, clients, and vendors. For example, from time to time, we experience cyberattacks of varying degrees and other attempts to obtain unauthorized access to our systems, including to employee mailboxes. We have dedicated and expect to continue to dedicate resources toward security protections that shield data from these activities. However, such measures cannot provide absolute security. Further, we can expect that the deployment of techniques to circumvent our security measures may occur with more frequency and sophistication and may not be recognized until launched against a target. Accordingly, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures. Finally, while we have developed worldwide incident response teams and dedicated resources to incident response processes, such processes could, among other issues, fail to be adequate or accurately assess the incident severity, not proceed quickly enough, or fail to sufficiently remediate an incident.

A breach of our security and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. This could result in government investigations, enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. While we contractually prohibit clients, data providers and inventory suppliers form importing or otherwise providing information that directly identifies individuals on our platform, if a partner provided such information in violation of our policies and our systems are breached, we could be subject to contractual breach and indemnification claims from other clients and partners. Cyberattacks could also compromise our own trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business.

Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our platform or business model, which may have a material adverse effect on our business.

Information relating to individuals and their devices (sometimes called “personal information” or “personal data”) is regulated under a wide variety of local, state, national, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of such data. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile application identifiers), which are or may be considered personal data or personal information in some jurisdictions or otherwise may be the subject of regulation.

Recently, the State of California adopted a law broadly regulating businesses’ processing of personal information, the California Consumer Privacy Act of 2018, or CCPA, which went into effect January 1, 2020. The CCPA’s definition of “personal information” is broad enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information (interpreted by some to include common advertising practices), and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility to a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.

The California Attorney General has proposed regulations implementing the CCPA that could impose further limitations. Although we have attempted to mitigate certain risks posed by the CCPA through contractual and platform changes, we cannot predict the timing or outcome of the California Attorney General’s rulemaking or the effect of the CCPA and its implementing regulations on our business. Responding to requirements under the CCPA and the proposed regulations will continue to affect our operations (and those of our industry partners).

Laws governing the processing of personal data in Europe (including the European Union and European Economic Area, or EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us. The General Data Protection Regulation, or GDPR, which applies to us, came into effect on May 25, 2018. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework for establishing and managing legal bases under the GDPR and other EU privacy laws including ePrivacy (discussed below). Although the framework is actively in use, we cannot predict its effectiveness over the long term. European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the GDPR’s requirements requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Regulatory investigations and enforcement actions could also impact us. In the U.S., the Federal Trade Commission, or FTC, uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies, including, in Europe, a 2016 inquiry into Criteo’s compliance with French data privacy laws. Advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies' practices do not comply with the GDPR. We cannot avoid the possibility that one of these investigations or enforcement actions will involve our practices. Further, our legal risk depends in part on our clients’ or other third parties' adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

Adapting our business to the CCPA and its implementing regulations and to the enhanced privacy obligations in the EU and elsewhere could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under laws including the CCPA and the GDPR and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.

Uncertainty caused by lack of uniformity among laws to which we are or may become subject and instability in the global legal landscape may cause us to incur additional or unexpected costs and legal risk, increase our risk of reputational harm, or cause us to change our platform or business model.

We cannot predict the future of the regulatory landscape regarding the protection of personal information. U.S. (state and federal) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., a federal privacy law is the subject of active discussion and several bills have been introduced. Additionally, industry groups in the U.S. and their international counterparts have self-regulatory guidelines that are subject to periodic updates to which we have agreed to adhere. High profile incidents involving breaches of personal information or misuse of consumer information may increase the likelihood of new U.S. federal, state, or international laws or regulations in addition to those set out above, and such laws and regulations may be inconsistent across jurisdictions.

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. We have already seen publishers impose varying restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals like Cambridge Analytica. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platform, and otherwise increase our operating and compliance costs.

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the U.S., we rely upon, and are currently certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, continues to face criticism from privacy advocates and legal challenges in EU courts, as do other EU mechanisms for adequate data transfer such as the standard contractual clauses. If successful challenges leave us with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the US, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. It remains unclear how the recent withdrawal of the United Kingdom, or U.K., from the European Union, referred to as Brexit, will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. Although we will apply the guidance from the Department of Commerce regarding post-Brexit data transfers from the U.K. through Privacy Shield, it remains uncertain whether other methods of transfer will have to be implemented. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance costs.

These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.

Commitments to advertising technology industry self-regulation may subject us to investigation by government or self-regulatory bodies, government or private litigation, and operational costs or harm to reputation or brand.

In addition to our legal obligations, we have committed to comply, and generally require our clients and partners to comply, with applicable self-regulatory principles, such as the NAI’s Code of Conduct and the DAA’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. If we or our clients or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources, and be damaging to our brand, reputation, and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.

Third parties control our access to unique identifiers, and if the use of “third-party cookies” or other technology to uniquely identify devices is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices and web browsers, or our and our clients’ ability to use data on our platform is otherwise restricted, our performance may decline and we may lose advertisers and revenue.

Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with the opt-out of sale provisions of the CCPA or a potential federal privacy law, then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by  other ecosystem participants or applicable regulations, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.

Digital advertising mostly relies on the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through unique identifiers stored in cookies, provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type. We use device identifiers to record such information as when an Internet user views an ad, clicks on an ad, or visits one of our advertiser’s websites or applications. We use device identifiers to help us achieve our advertisers’ campaign goals, including to limit the instances that an Internet user sees the same advertisement, report information to our advertisers regarding the performance of their advertising campaigns, and detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data associated with device identifiers to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients rely on device identifiers to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign and may undermine the effectiveness of our platform or our ability to improve our platform and remain competitive.

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers-Apple’s Safari, Mozilla’s Firefox, and Microsoft’s Edge-block third party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and recently announced plans to deprecate support for third-party cookies and user agent strings entirely within two years. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The IAB and DAA have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the Cookie Directive in some markets. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track’ has seen renewed emphasis from proponents of the CCPA, and the current draft regulations contemplate browser-based or similar “do not sell” signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (such as the proposed ePrivacy Regulation or CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

Increased transparency into the collection and use of data for digital advertising introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, the CCPA, “Do Not Track”, and ePrivacy, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.

Concerns regarding data privacy and security relating to our industry’s technology and practices, and perceived failure to comply with laws and industry self-regulation, could damage our reputation and deter current and potential clients from using our products and services.

Public perception regarding data protection and privacy are significant in the programmatic advertising buying industry. Concerns about industry practices with regard to the collection, use, and disclosure of personal information, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future clients. For example, perception that our practices involve an invasion of privacy, whether or not such practices are consistent with current or future laws, regulations, or industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.

Our failure to meet standards and provide services that our advertisers and inventory suppliers trust, could harm our brand and reputation and those of our partners and negatively impact our business, financial condition and results of operations.

We do not provide or control the content of the advertisements that we serve or the content of the websites providing the inventory. Advertisers provide the advertising content and inventory suppliers provide the inventory. Both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal, and they are hesitant to spend money or make inventory available, respectively, without some guarantee of brand security. Consequently, our reputation depends in part on providing services that our advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We contractually prohibit the misuse of our platform by our clients and inventory suppliers. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory, including “tool bar” inventory, which is inventory that appears within an application and displaces any advertising that would otherwise be displayed on the website. Despite such efforts, our clients may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be successful in our efforts. Our clients could intentionally run campaigns that do not meet the standards of our inventory suppliers or attempt to use illegal or unethical targeting practices or seek to display advertising in jurisdictions that do not permit such advertising or in which the regulatory environment is uncertain, in which case our supply of ad inventory from such suppliers could be jeopardized. Some of our competitors undertake human review of content, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease these risks. We may provide access to inventory that is objectionable to our advertisers, serve advertising that contains malware, objectionable content, or is based on questionable targeting criteria to our inventory suppliers, or be unable to detect and prevent non-human traffic, any one of which could harm our or our clients’ brand and reputation, decrease their trust in our platform, and negatively impact our business, financial condition and results of operations.

If we fail to offer sufficient client training and support, our business and reputation would suffer.

Because we offer a self-serve platform, client training and support is important for the successful marketing and continued use of our platform and for maintaining and increasing spend through our platform from existing and new clients. Providing this training and support requires that our platform operations personnel have specific domain knowledge and expertise along with the ability to train others, which makes it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality client service will increase as we expand our business and pursue new clients. If we are not responsive and proactive regarding our clients’ advertising needs, or do not provide effective support for our clients’ advertising campaigns, our ability to retain our existing clients would suffer and our reputation with existing or potential clients would be harmed, which would negatively impact our business.

If the non-proprietary technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, financial condition and results of operations could be harmed.

We depend on various technology, software, products and services from third parties or available as open source, including data centers and API technology, payment processing, payroll and other technology and professional services, some of which are critical to the features and functionality of our platform. For example, in order for clients to target ads in ways they desire and otherwise optimize and verify campaigns, our platform must have access to data regarding Internet user behavior and reports with demographic information regarding Internet users. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services. If we are unsuccessful in establishing or maintaining our relationships with our third-party providers or otherwise need to replace them, internal resources may need to be diverted and our business, financial condition and results of operations could be harmed.

Disruptions to service from our third-party data center hosting facilities and cloud computing and hosting providers could impair the delivery of our services and harm our business.

A significant portion of our business relies upon hardware and services that are hosted, managed and controlled by third-party co-location providers for our data centers, and we are dependent on these third parties to provide continuous power, cooling, Internet connectivity and physical and technological security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume some hosting responsibilities ourselves. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could result in a loss of revenue. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, fires, floods, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Although we have made certain disaster recovery and business continuity arrangements, such events could cause damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, which could result in disruptions to our service.

We face potential liability and harm to our business based on the human factor of inputting information into our platform.

Campaigns are set up using several variables available to our clients on our platform. While our platform includes several checks and balances, it is possible for human error to result in significant overspending. The system requires a daily cap at the ad group level. We also provide for the client to input daily and overall caps at the advertising inventory campaign level at their discretion. Additionally, we set a credit limit for each user so that they cannot spend beyond the level of credit risk we are willing to accept. Despite these protections, the ability for overspend exists. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a client with a high credit limit enters the wrong daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidently go significantly over budget. While our client contracts state that clients are responsible for media purchased through our platform, we are ultimately responsible for paying the inventory providers, and we may be unable to collect from clients facing such issues, in which case our results of operations would be harmed.

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

We have personnel in countries within North America, Europe, Asia, and Australia, and we are continuing to expand our international operations. Some of the countries into which we are, or potentially may, expand score unfavorably on the Corruption Perceptions Index, or CPI, of the Transparency International. Our teams in locations outside the U.S. are substantially smaller than some of our teams in the U.S. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, or we are unable to secure quality non-U.S. ad inventory and data on reasonable terms due to our limited inventory and data team capacity, we may be unable to effectively grow in international markets.

Our international operations and expansion subject us to a variety of additional risks, including:

•

risks related to local advertising markets, where adoption of programmatic ad buying may be slower than in the U.S., advertising buyers and inventory and data providers may be less familiar with DSPs and our brand, and business models may not support our value proposition;

•

risks related to compliance with local laws and regulations, including those relating to privacy, cybersecurity, data security, antitrust, data localization, anti-bribery, import and export controls, economic sanctions, tax and withholding (including overlapping of different tax regimes), varied labor and employment laws (including those relating to termination of employees); corporate formation and other regulatory limitations or obligations on our operations (such as obtaining requisite licenses), and the increased administrative costs and risks associated with such compliance;

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

We have a U.K. entity through which we have entered into international client and partner agreements, including with those in the EU, which are governed by English Law, and some of our clients and partners pay us in British Pounds and Euros. It is unclear what effects Brexit will have on the operational execution and enforcement of those agreements, transborder transactions generally, matters of taxation, transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business in the U.K. and EU. Brexit may adversely affect economic conditions in the U.K., EU and elsewhere across the globe, and could contribute to volatility in foreign exchange markets with respect to the British Pound and Euro, which we may not be able to effectively manage, and our financial results could be adversely affected. Further, Brexit may add additional complexity to our European operations, which are headquartered in the U.K. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

We may incur significant operating expenses as a result of our international operations and expansion, and we may not be successful. Our international business also subjects us to the impact of differing regulatory requirements, costs and difficulties in managing a distributed workforce, and potentially adverse tax consequences in the U.S. and abroad. If our international activities were found to be in violation of any existing or future international laws or regulations or if interpretations of those laws and regulations were to change, our business in those countries could be subject to fines and other financial penalties, have licenses revoked, or be forced to restructure operations or shut down entirely. In addition, advertising markets outside of the U.S. are not as developed as those within the U.S., and we may be unable to grow our business sufficiently. Any failure to successfully manage the risks and challenges related to our international operations could adversely affect our business, financial condition and results of operations.

Exposure to foreign currency exchange rate fluctuations could negatively impact our results of operations.

While the majority of the transactions through our platform are denominated in U.S. dollars, we have transacted in foreign currencies, both for inventory and for payments by clients from use of our platform. We also have expenses denominated in currencies other than the U.S. Dollar. Given our anticipated international growth, we expect the number of transactions in a variety of foreign currencies to continue to grow in the future. While we generally require a fee from our clients that pay in non-U.S. currency, this fee may not always cover foreign currency exchange rate fluctuations. Although we currently have a program to hedge exposure to foreign currency fluctuations, the use of hedging instruments may not be available for all currencies or may not always offset losses resulting from foreign currency exchange rate fluctuations. Moreover, the use of hedging instruments can itself result in losses if we are unable to structure effective hedges with such instruments.

We are exposed to fluctuations in the market values of our investments.

Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration or losses, financial results, foreign exchange rates, changes in interest rates, or other factors. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Although we have not realized any significant losses on our cash, cash equivalents or marketable securities, future fluctuations in their value could result in a significant realized loss, which could adversely affect our financial condition and results of operations.

Future acquisitions, strategic investments or alliances could disrupt our business and harm our business, financial condition and results of operations.

We explore, on an ongoing basis, potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business, however, we have limited experience in acquiring and integrating businesses, products and technologies. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues. Acquisitions involve numerous risks, any of which could harm our business, including:

•	regulatory hurdles;
•	anticipated benefits may not materialize;
•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	retention of employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company’s products and technology;
•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•	the need to implement or improve controls, procedures and policies at a business that, prior to the acquisition, may have lacked effective controls, procedures and policies;
•	coordination of product development and sales and marketing functions;
•

liability for activities of the acquired company before the acquisition, including relating to privacy and data security, patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquisition, including claims from terminated employees, users, former stockholders or other third parties.

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

We intend to continue to grow our business, which will require additional capital to develop new features or enhance our platform, improve our operating infrastructure, finance working capital requirements, or acquire complementary businesses and technologies. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our existing credit facility in an amount sufficient to fund our working capital needs. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. We cannot assure you that we would be able to locate additional financing on commercially reasonable terms or at all. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility, and we may therefore be at risk of default thereunder. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

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

Our future success depends on the continuing efforts of our executive officers and other key employees, including our two founders, Jeff T. Green, our Chief Executive Officer, and David R. Pickles, our Chief Technology Officer. We rely on the leadership, knowledge and experience that our executive officers provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. We also rely on our ability to hire and retain qualified and motivated employees, particularly those employees in our product development, support and sales teams that attract and keep key clients.

The market for talent in many of our areas of operations, including California and New York, is intensely competitive, as technology companies like ours compete to attract the best talent. As a business-to-business company, we do not have the same level of name recognition among potential recruits as business-to-consumer companies. Additionally, we have less experience with recruiting and less name recognition in geographies outside of the U.S. and may face additional challenges in attracting and retaining international employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. New employees often require significant training and, in many cases, take significant time before they achieve full productivity. Our account managers, for instance, need to be trained quickly on the features of our platform since failure to offer high-quality support may adversely affect our relationships with our clients.

Employee turnover, including changes in our management team, could disrupt our business. None of our founders or other key employees have an employment agreement for a specific term, and all of our employees may terminate his or her employment with us at any time. The loss of one or more of our executive officers, especially our two founders, or our inability to attract and retain highly skilled employees could have an adverse effect on our business, financial condition and results of operations.

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

If we do not effectively grow and train our sales and client service teams, we may be unable to add new clients or increase sales to our existing clients and our business will be adversely affected.

We are substantially dependent on our sales and client service teams to obtain new clients and to increase spend by our existing clients. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Due to the complexity of our platform, new hires require significant training and it may take significant time before they achieve full productivity. Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new clients or increasing our existing clients’ spend with us, our business will be adversely affected.

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

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright, patent and other intellectual property laws to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have “theTradeDesk” and variants and other marks registered as trademarks or pending registrations in the U.S. and certain foreign countries. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous Internet domain names in the U.S. and certain foreign countries related to our business. We endeavor to enter into agreements with our employees and contractors in order to limit access to and disclosure of our proprietary information, as well as to clarify rights to intellectual property associated with our business. Protecting our intellectual property is a challenge, especially after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services, and strictly prohibit reverse engineering. However, reverse engineering our software or the theft or misuse of our proprietary information could occur by employees or other third parties who have access to our technology. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap private, and as a general matter, have not patented our proprietary technology. As a result, we cannot look to patent enforcement rights to protect much of our proprietary technology. Furthermore, our patent strategy is still in its early stages. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

There is significant patent and other intellectual property development activity in the digital advertising industry. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. From time to time, we may receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. The cost of defending against such claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and could divert the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we have obligations to indemnify our clients or inventory and data suppliers in connection with certain intellectual property claims. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of our platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Additionally, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

We face potential liability and harm to our business based on the nature of our business and the content on our platform.

Advertising often results in litigation relating to misleading or deceptive claims, copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require client to generally represent to us that their advertisements comply with our ad standards and our inventory providers’ ad standards and that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our clients are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be expensive.

We are subject to anti-bribery, anti-corruption and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct business. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly. Such laws prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the CPI by Transparency International, and increase our use of third parties such as sales agents, distributors, resellers or consultants, our risks under these laws will increase. We adopt appropriate policies and procedures and conduct training, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition and results of operations.

We are subject to governmental economic sanctions requirements and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.

As a U.S. company, we are subject to U.S. export control and economic sanctions laws and regulations, and we are required to export our technology and services in compliance with those laws and regulations, including the U.S. Export Administration Regulations and economic embargo and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control. U.S. economic sanctions and export control laws and regulations prohibit the shipment of specified products and services to countries, governments and persons targeted by U.S. sanctions. While we take precautions to prevent doing any business, directly or indirectly, with countries, governments and persons targeted by U.S. sanctions and to ensure that our technology and services are not exported or used by countries, governments and persons targeted by U.S. sanctions, such measures may be circumvented. There can be no assurance that we will be in compliance with U.S. export control or economic sanctions laws and regulations in the future. Any such violation could result in significant criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could materially adversely impact our business.

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

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions have enacted or are considering enacting laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

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

Additionally, our directors, executive officers, employees and, in certain instances, service providers, hold shares of common stock subject to outstanding options, restricted stock awards and restricted stock units under our equity incentive plans. Those shares and the shares reserved for future issuance under our equity incentive plans are and will become eligible for sale in the public market, subject to certain legal and contractual limitations.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 56% of the voting power of our outstanding capital stock as of December 31, 2019. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as transfers effected for estate planning or charitable purposes. However, the conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the voting power of those holders of Class B common stock who retain their shares in the long term.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions:

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•	provide that our board of directors will be classified into three classes with staggered, three-year terms and that directors may only be removed for cause;
•	require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, or our chief executive officer;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	prohibit cumulative voting in the election of directors;
•	restrict the forum for certain litigation against us to Delaware;
•	permit our board of directors to alter our bylaws without obtaining stockholder approval;
•	reflect the dual class structure of our common stock, as discussed above; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Item 1B. Unresolved Staff Comments

None.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Refer to “Item 1. Business–Overview”.

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

Holders of Record

As of January 31, 2020, there were approximately 15 holders of record of our Class A common stock and 21 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between September 21, 2016 (our initial trading day) and December 31, 2019, with the comparative cumulative total returns of the Standard & Poor’s (S&P) 500 Index, Russell 3000 Index and NASDAQ 100 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the S&P 500 Index, Russell 3000 Index and NASDAQ 100 Index assumes reinvestments of dividends. The graph assumes the closing market price on September 21, 2016 of $30.10 per share as the initial value of our Class A common stock. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance. The performance graph also includes a comparison with the Russell 2000 Index, which we are now replacing with the Russell 3000 Index because it is the relevant index in which the Company is now included.

950.00
900.00
850.00
800.00
750.00
700.00
650.00
600.00
550.00
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
09/21/2016
12/31/2016
12/31/2017
12/31/2018
12/31/2019
The Trade Desk, Inc.
S&P 500 Index - Total Return
Russell 2000 Index
NASDAQ 100 Index
Russell 3000 Index

Item 6. Selected Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated. We have derived the selected consolidated statements of operations data for 2019, 2018, and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$661,058	$477,294	$308,217	$202,926	$113,836
Operating expenses (1):
Platform operations	156,180	114,098	66,230	39,876	22,967
Sales and marketing	132,882	87,071	61,379	46,056	26,794
Technology and development	116,752	83,892	52,806	27,313	12,819
General and administrative	143,048	84,910	58,446	32,163	13,276
Total operating expenses	548,862	369,971	238,861	145,408	75,856
Income from operations	112,196	107,323	69,356	57,518	37,980
Total other expense (income), net	(4,024)	1,586	5,731	13,684	8,125
Income before income taxes	116,220	105,737	63,625	43,834	29,855
Provision for income taxes	7,902	17,597	12,827	23,352	13,926
Net income	$108,318	$88,140	$50,798	$20,482	$15,929
Net income (loss) attributable to common stockholders (2)	$108,318	$88,140	$50,798	$(26,727)	$8,764
Net income (loss) per share attributable to common stockholders–basic (2)	$2.43	$2.08	$1.26	$(1.46)	$0.85
Net income (loss) per share attributable to common stockholders–diluted (2)	$2.27	$1.92	$1.15	$(1.46)	$0.39

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Financial and Operating Data:
Gross spend (3)	$3,128,872	$2,350,877	$1,555,856	$1,027,984	$552,325
Gross billings (4)	$3,095,687	$2,285,013	$1,491,742	$990,561	$529,975

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$254,988	$207,232	$155,950	$133,400	$4,047
Accounts receivable, net	1,166,376	834,764	599,565	377,240	191,943
Total assets	1,728,761	1,117,872	797,164	537,596	210,231
Accounts payable	868,618	669,147	490,377	321,163	108,461
Long-term debt, net of current portion	—	—	27,000	25,847	45,918
Total liabilities	1,116,244	723,305	551,581	373,216	171,885
Convertible preferred stock	—	—	—	—	24,204
Total stockholders’ equity	612,517	394,567	245,583	164,380	14,142

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Platform operations	$5,350	$4,463	$2,674	$756	$71
Sales and marketing	20,769	11,306	6,261	1,707	127
Technology and development	26,553	13,855	6,661	1,513	85
General and administrative	28,086	12,586	5,721	1,080	91
Total	$80,758	$42,210	$21,317	$5,056	$374

Refer to Note 10 to our audited consolidated financial statements for more information regarding stock-based compensation expense.

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

The following generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussion of historical items and year-to-year comparisons between 2018 and 2017 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with SEC on February 22, 2019. References to “Notes” are notes included in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a technology company that empowers buyers of advertising. Through our self-service, cloud-based platform, ad buyers can create, manage, and optimize more expressive data-driven digital advertising campaigns across ad formats, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices, and CTV. Our platform’s integrations with major data, inventory, and publisher partners provides ad buyers reach and decisioning capabilities, and our enterprise APIs enable our clients to develop on top of the platform.

We commercially launched our platform in 2011, targeting display advertising. We have since extended our platform to address additional advertising formats, and in 2019, approximately 79% of gross spend on our platform was for mobile, video, audio, native and social.

Our clients are primarily the advertising agencies and other service providers for advertisers, with whom we enter into ongoing MSAs. We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

Executive Summary

Highlights

For the years ended December 31, 2019 and 2018:

•	our revenue was $661.1 million and $477.3 million, respectively, representing an increase of 39%; and
•	our net income was $108.3 million and $88.1 million, respectively.

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

Ability to Expand our Omnichannel Reach, Including CTV and Digital Radio

We enable the purchase of advertising inventory in a wide variety of formats, such as display, mobile, video, audio, social and native. Our future growth will depend on our ability to maintain and grow the inventory of, and spend on, other channels in addition to display advertising. We believe that our ability to integrate and offer CTV and digital radio advertising inventory for purchase through our platform, and in particular our ability to manage the increased costs that will accompany these purchases, will impact the future growth of our business.

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

Development of International Markets

We have been increasing our focus on markets outside the U.S. to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant due to the growing middle class abroad, and should continue to expand as publishers and advertisers outside the U.S. seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about geographic gross billings is set forth in Note 12—Segment and Geographic Information.

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

Revenue as a percentage of gross spend may fluctuate from period to period due to a number of factors, such as changes in the proportion of spend represented by our larger clients with the lowest platform fees, our clients’ use of platform features and volume discounts. We expect that our revenue as a percentage of gross spend will fluctuate in the future, especially as we introduce and as our clients select new platform features, expand our omnichannel capabilities, extend our reach to more CTV inventory and add additional clients whose businesses may have different underlying business models.

Refer to “Critical Accounting Policies and Estimates—Revenue Recognition” below for a description of our revenue recognition policies.

Operating Expenses

We classify our operating expenses into the following four categories:

Platform Operations. Platform operations expense consists of expenses related to hosting our platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (“QPS”) and providing support to our clients. Platform operations expense includes hosting costs, personnel costs, and amortization of acquired technology and capitalized software costs for the development of our platform, including allocated overhead. Personnel costs included in platform operations include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel who provide our clients with support using our platform and the personnel who support our platform. We capitalize certain costs associated with the development of our platform and amortize these costs in platform operations over their estimated useful lives. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount.

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

Other Expense (Income), Net

Interest Expense. Interest expense is mainly related to our debt, which carries a variable interest rate.

Interest Income. Interest income is mainly related to our cash, cash equivalents and short-term investments, which carry variable interest rates.

Foreign Currency Exchange Loss, Net. Foreign currency exchange loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and, to a much lesser extent, accounts payable that are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen, Singapore Dollar and Thai Baht.

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

Our effective tax rate differs from the U.S. federal statutory income tax rate due to stock-based compensation, foreign tax rate differences, research and development tax credits, and state taxes.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented.

	For the year ended December 31,
	2019	2018
	(in thousands)
Revenue	$661,058	$477,294
Operating expenses:
Platform operations	156,180	114,098
Sales and marketing	132,882	87,071
Technology and development	116,752	83,892
General and administrative	143,048	84,910
Total operating expenses	548,862	369,971
Income from operations	112,196	107,323
Total other expense (income), net	(4,024)	1,586
Income before income taxes	116,220	105,737
Provision for income taxes	7,902	17,597
Net income	$108,318	$88,140

	For the Year Ended December 31,
	2019	2018
	(as a percentage of revenue*)
Revenue	100%	100%
Operating expenses:
Platform operations	24	24
Sales and marketing	20	18
Technology and development	18	18
General and administrative	22	18
Total operating expenses	83	78
Income from operations	17	22
Total other expense (income), net	(1)	—
Income before income taxes	18	22
Provision for income taxes	1	4
Net income	16%	18%

*	Percentages may not sum due to rounding.

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,		2019 vs 2018 Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenue	$661,058	$477,294	$183,764	39%

The increase in revenue was primarily due to an increase in gross spend on our platform. Gross spend on our platform by existing clients added prior to 2019 increased by 24% in the aggregate in 2019, and these existing clients represented approximately 92% of the total gross spend in 2019. In 2019, 58% of existing clients added prior to 2019 increased their gross spend on our platform and their average increase in gross spend was approximately $2.6 million.

Revenue as a percentage of gross spend in the aggregate may fluctuate from period to period based on our client mix and the extent to which clients utilize our platform’s features.

Platform Operations

	Year Ended December 31,		2019 vs 2018 Change
	2019	2018	$	%
	(in thousands, except percentages)
Platform operations	$156,180	$114,098	$42,082	37%
Percent of revenue	24%	24%

The increase in platform operations expense was primarily due to increases of $19.3 million in hosting costs and $13.8 million in personnel costs, including $0.9 million of stock-based compensation and $6.0 million in allocated facilities. The increase in hosting costs was primarily attributable to supporting the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect platform operations expenses to increase in absolute dollars in future periods, as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

	Year Ended December 31,		2019 vs 2018 Change
	2019	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$132,882	$87,071	$45,811	53%
Percent of revenue	20%	18%

The increase in sales and marketing expense was primarily due to increases of $32.6 million in personnel costs, including $9.5 million of stock-based compensation, $5.1 million in marketing expenses and $8.1 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in sales and marketing headcount in order to support our sales efforts and to continue to develop and maintain relationships with our clients. The increase in overall marketing expenses was mainly related to our participation in industry events, tradeshows and related public relations activities. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

	Year Ended December 31,		2019 vs 2018 Change
	2019	2018	$	%
	(in thousands, except percentages)
Technology and development	$116,752	$83,892	$32,860	39%
Percent of revenue	18%	18%

The increase in technology and development expense was primarily due to increases of $25.6 million in personnel costs, including $12.7 million of stock-based compensation, and $7.8 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect technology and development expense to increase in absolute dollars, as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spend on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

	Year Ended December 31,		2019 vs 2018 Change
	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$143,048	$84,910	$58,138	68%
Percent of revenue	22%	18%

The increase in general and administrative expense was primarily due to increases of $44.8 million in personnel costs, including $15.5 million of stock-based compensation, and $7.5 million in allocated facilities costs. The increase in personnel costs, including stock-based compensation, was primarily due to increased headcount to support our growth and an increase in our stock price. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect general and administrative expenses to increase in absolute dollars in future periods, as we continue to invest in corporate infrastructure to support our growth.

Other Expense (Income), Net

	Year Ended December 31,		2019 vs 2018 Change
	2019	2018	$
	(in thousands)
Total other expense (income), net	$(4,024)	$1,586	$(5,610)

The decrease in total other expense (income), net was primarily due to an increase in interest income of $3.6 million, and decreases in interest expense of $0.7 million and foreign currency exchange loss, net of $1.2 million. The increase in interest income was primarily attributable to an increase in short-term investments during 2019.

Provision for Income Taxes

	Year Ended December 31,
	2019	2018
	(in thousands, except percentages)
Provision for income taxes	$7,902	$17,597
Effective tax rate	7%	17%

The difference between the effective tax rate in 2019 of 7% and the U.S. federal statutory income tax rate of 21% was primarily due to the impact of tax benefits associated with stock-based awards partially offset by the impact of taxes in foreign jurisdictions. For 2019, the provision for income taxes included $43.1 million of benefits associated with stock-based awards.

The difference between the effective tax rate in 2018 of 17% and the U.S. federal statutory income tax rate of 21% was primarily due to the impact of tax benefits associated with stock-based awards partially offset by the impact of state taxes. For 2018, the provision for income taxes included $15.1 million of benefits associated with stock-based awards.

Quarterly Results of Operations

The following tables set forth our quarterly unaudited consolidated statements of operations data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2019. We have prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Revenue	$215,944	$164,203	$159,924	$120,987	$160,468	$118,825	$112,333	$85,668
Operating expenses:
Platform operations	47,267	39,932	35,330	33,651	35,256	29,344	26,601	22,897
Sales and marketing	42,931	36,142	31,072	22,737	27,064	23,287	20,690	16,030
Technology and development	32,803	29,185	29,452	25,312	24,086	22,621	19,484	17,701
General and administrative	40,293	37,017	32,121	33,617	25,094	21,310	19,396	19,110
Total operating expenses	163,294	142,276	127,975	115,317	111,500	96,562	86,171	75,738
Income from operations	52,650	21,927	31,949	5,670	48,968	22,263	26,162	9,930
Total other expense (income), net	(1,045)	(1,892)	(1,420)	333	(336)	158	1,064	700
Income before income taxes	53,695	23,819	33,369	5,337	49,304	22,105	25,098	9,230
Provision for (benefit from) income taxes	2,750	4,397	5,569	(4,814)	9,869	1,813	5,755	160
Net income	$50,945	$19,422	$27,800	$10,151	$39,435	$20,292	$19,343	$9,070
Earnings per share:
Basic	$1.13	$0.43	$0.63	$0.23	$0.91	$0.47	$0.46	$0.22
Diluted	$1.06	$0.40	$0.58	$0.21	$0.84	$0.44	$0.43	$0.20

	Three Months Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Operating expenses:
Platform operations	22	24	22	28	22	25	24	27
Sales and marketing	20	22	19	19	17	20	18	19
Technology and development	15	18	18	21	15	19	17	21
General and administrative	19	23	20	28	16	18	17	22
Total operating expenses	76	87	80	95	69	81	77	88
Income from operations	24	13	20	5	31	19	23	12
Total other expense (income), net	—	(1)	(1)	—	—	—	1	1
Income before income taxes	25	14	21	4	31	19	22	11
Provision for (benefit from) income taxes	1	3	3	(4)	6	2	5	—
Net income	24%	11%	18%	8%	25%	17%	17%	11%

*	Percentages may not sum due to rounding.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $130.9 million, including cash of $29.8 million held by our international subsidiaries, short-term investments in marketable securities of $124.1 million and working capital of $518.8 million.

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

Credit Facility

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into the Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”, which we also refer to as “our credit facility”). Available funding commitments to us under the Second A&R Credit Agreement, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase the Second A&R Credit Facility by an amount not to exceed $100.0 million. As of December 31, 2019, we did not have an outstanding debt balance under the Second A&R Credit Facility, and availability was $143.3 million. We were in compliance with all covenants as of December 31, 2019.

For additional information regarding the Second A&R Credit Agreement, refer to Note 7—Debt.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash flows provided by operating activities	$60,205	$86,603
Cash flows used in investing activities	$(163,841)	$(25,191)
Cash flows provided by (used in) financing activities	$27,280	$(10,130)

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

In 2019, cash provided by operating activities of $60.2 million resulted primarily from net income adjusted for non-cash items of $222.9 million, partially offset by a net decrease in our working capital of $162.7 million. The net decrease in working capital was primarily related to an increase in accounts receivable of $331.4 million, partially offset by an increase in accounts payable of $191.8 million. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients and the increase in accounts payable was primarily due to the timing of payments to suppliers.

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

In 2019, we used $163.8 million of cash in investing activities, consisting of $212.8 million to purchase short-term investments, $35.7 million to purchase property and equipment and $4.9 million of investments in capitalized software, partially offset by maturities of short-term investments of $89.5 million. Purchases of property and equipment, leasehold improvements and investments in capitalized software support our growth and further development of our platform.

In 2018, we used $25.2 million of cash in investing activities, consisting of $19.8 million to purchase property and equipment and $5.4 million of investments in capitalized software.

Financing Activities

Our financing activities consisted primarily of proceeds from our equity compensation plans, taxes paid related to net settlement of restricted stock awards and borrowings and repayments of our debt.

In 2019, cash provided by financing activities of $27.3 million was primarily due to the $29.9 million proceeds from stock option exercises and $16.7 million proceeds from the employee stock purchase plan, partially offset by $19.3 million of taxes paid for restricted stock award settlements.

In 2018, cash used in financing activities of $10.1 million was primarily due to the $27.0 million repayment of our line of credit and taxes paid related to net settlement of restricted stock of $6.7 million, partially offset by proceeds of $13.8 million from our employee stock purchase plan and $10.0 million from stock options exercises.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements as of December 31, 2019 other than operating leases and the indemnification agreements described in Note 13—Commitments and Contingencies.

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

The following table summarizes our contractual obligations, including interest, at December 31, 2019:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease obligations	$325,329	$14,770	$87,578	$70,620	$152,361
Other contractual commitments	186,949	55,112	63,837	68,000	—
Total minimum payments	$512,278	$69,882	$151,415	$138,620	$152,361

As of December 31, 2019, our total amount of gross unrecognized tax benefits was $53.2 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. Due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, operating lease assets and liabilities, including our incremental borrowing rate and terms and provisions of each lease, stock-based compensation expense and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Except for the changes described in Note 2—Basis of Presentation and Summary of Significant Accounting Policies, there were no other changes to our critical accounting policies and estimates.

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

We report revenue net of amounts we pay suppliers for the cost of advertising inventory, third-party data and other add-on features (collectively, “Supplier Features”). The determination of whether we are the principal or agent, and hence whether to report revenue on a gross basis for the amount of the Supplier Features the clients purchase using the platform plus our platform fees or on a net basis for the amount of platform fees charged to the client, requires judgment. We determined that we are not primarily responsible for the purchase of Supplier Features, but rather, we are primarily responsible to provide a platform that enables clients to bid on advertising inventory, and use data and other add-on features in designing and executing their campaigns. We do not control the Supplier Features prior to the purchase by the client, and we do not have pricing latitude with respect to the cost of such features. The platform fee we charge clients is a percentage of their purchases through our platform, similar to a commission, and the platform fee is not contingent on the results of an advertising campaign. Based on these and other factors, we determined that we are not the principal in the purchase and sale of Supplier Features in all of our arrangements, and therefore, we report revenue on a net basis for the platform fees charged to clients.

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

For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies and Note 10—Stock-Based Compensation.

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

In April 2019, we completed a series of transactions resulting in changes to its international legal structure, including a transfer of certain intellectual property rights among wholly owned subsidiaries, primarily to align its structure to its evolving operations. We recorded a $262.4 million deferred tax asset associated with this restructuring offset by a reserve for uncertain tax position of $51.0 million. Based on available objective evidence, management believes it is not more-likely-than-not that these additional foreign deferred tax assets will be realizable as of December 31, 2019 and, therefore, are offset by a full valuation allowance to the extent not offset by reserves from uncertain tax positions. Management applied significant judgment in estimating the fair value of intangible assets, which involved the use of significant assumptions, including revenue growth rates, margins and discount rates.

Leases

We have operating leases for our offices. We recognize most of our operating lease rights and commitments as operating lease right-of-use assets (“operating lease assets”), operating lease liabilities and operating lease liabilities, non-current, respectively, on our consolidated balance sheets.

We determine if an arrangement is, or contains, a lease at inception. Operating lease assets and liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. The decision to include these options involves consideration of our overall growth plans, as well as other strategic and economic factors. Since determination of the lease term requires an application of judgment, lease terms that differ from our determination could potentially have a material impact on our consolidated balance sheet. As the rate implicit for each of our leases is not readily determinable, we use our incremental borrowing rate, based on the information available at the lease commencement date in determining the present value of our expected lease payments. The rate is determined by analyzing and combining an applicable risk-free rate, a financial spread adjustment and any lease specific adjustment, which requires judgment.

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign currency exchange and inflation risks.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. No amount was owed on our revolving credit facility as of December 31, 2019.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen, Singapore Dollar and Thai Baht. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2019, would result in a foreign currency loss of approximately $18.5 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Trade Desk, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Trade Desk, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Platform Fees

As described in Note 2 to the consolidated financial statements, the Company maintains agreements with each client and supplier in the form of master service agreements, which set out the terms of the relationship and access to the Company’s platform.  The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, data and other add-on features. The Company charges clients a platform fee, based on a percentage of a client’s purchases through the platform. The Company recognizes revenue for its platform fee at a point in time when the purchase by a client occurs through its platform. Management reports revenue on a net basis for the platform fees charged to clients. For the year ended December 31, 2019, the Company’s revenue was $661 million.

The principal considerations for our determination that performing procedures relating to revenue recognition – platform fees is a critical audit matter are the significant audit effort required in performing audit procedures and in evaluating audit evidence relating to client purchases through the Company’s platform to recognize revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness and accuracy of the revenue recognized for platform fees charged to clients, including both manual and automated controls operating over the information generated from the Company’s platform and controls over the accuracy in calculating revenue invoices based on client purchases. These procedures also included, among others, evaluating the completeness, accuracy, and relevance of underlying information generated from the Company’s platform by inspecting a sample of master service agreements and contracts for selected clients and evaluating the appropriateness of the revenue recognized by recalculating platform fees due and validating related cash receipts.

Intellectual Property Restructuring Transaction

As described in Note 11 to the consolidated financial statements, in April 2019, the Company initiated a transaction to transfer certain intellectual property rights among wholly owned subsidiaries, primarily to align its structure to its evolving operations. The transaction resulted in an increase in foreign deferred tax assets in an amount of $262.4 million. Management applied significant judgment in estimating the fair value of intangible assets, which involved the use of significant assumptions, including revenue growth rates, margins and discount rates.

The principal considerations for our determination that performing procedures relating to the intellectual property restructuring transaction is a critical audit matter are that there was a significant amount of judgment by management when developing the estimate of the fair value of intellectual property rights which in turn led to a high degree of auditor judgment and subjectivity in applying procedures to evaluate the fair value of intellectual property rights. Significant audit effort was required in evaluating the significant assumptions related to the fair value of the intellectual property rights, including the revenue growth rates, margins and discount rates, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s valuation of intellectual property rights, including controls over the development of the revenue growth rates, margins, and discount rate assumptions. These procedures also included, among others, reading the intellectual property license agreement and cost sharing agreement; testing management’s process for estimating the fair value of intellectual property rights, which included evaluating the appropriateness of the methodology used and evaluating the reasonableness of management’s significant assumptions. Procedures were also performed to test the completeness, accuracy, and relevance of underlying data provided by management. Evaluating the reasonableness of the revenue growth rates and margin assumptions involved considering current and past performance of the business and evaluating the accuracy of management’s historical forecasting. Evaluating the reasonableness of the revenue growth rates also involved assessing consistency with external market and industry data. The discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors.  Professionals with specialized skill and knowledge were used to assist in the evaluation of certain significant assumptions, including the discount rates.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 27, 2020

We have served as the Company’s auditor since 2015.

THE TRADE DESK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$130,876	$207,232
Short-term investments	124,112	—
Accounts receivable, net	1,166,376	834,764
Prepaid expenses and other current assets	27,857	14,527
TOTAL CURRENT ASSETS	1,449,221	1,056,523
Property and equipment, net	64,012	33,046
Operating lease assets	173,449	—
Deferred income taxes	18,950	8,460
Other assets, non-current	23,129	19,843
TOTAL ASSETS	$1,728,761	$1,117,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$868,618	$669,147
Accrued expenses and other current liabilities	47,178	44,844
Operating lease liabilities	14,577	—
TOTAL CURRENT LIABILITIES	930,373	713,991
Operating lease liabilities, non-current	174,873	—
Other liabilities, non-current	10,998	9,314
TOTAL LIABILITIES	1,116,244	723,305
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 40,305 and 36,822 shares issued and outstanding as of December 31, 2019 and 2018, respectively Class B, 95,000 shares authorized; 5,171 and 7,042 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	380,079	270,447
Retained earnings	232,438	124,120
TOTAL STOCKHOLDERS’ EQUITY	612,517	394,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,728,761	$1,117,872

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$661,058	$477,294	$308,217
Operating expenses:
Platform operations	156,180	114,098	66,230
Sales and marketing	132,882	87,071	61,379
Technology and development	116,752	83,892	52,806
General and administrative	143,048	84,910	58,446
Total operating expenses	548,862	369,971	238,861
Income from operations	112,196	107,323	69,356
Other expense (income):
Interest expense (income), net	(4,719)	(333)	1,698
Foreign currency exchange loss, net	695	1,919	4,033
Total other expense (income), net	(4,024)	1,586	5,731
Income before income taxes	116,220	105,737	63,625
Provision for income taxes	7,902	17,597	12,827
Net income	$108,318	$88,140	$50,798
Earnings per share:
Basic	$2.43	$2.08	$1.26
Diluted	$2.27	$1.92	$1.15
Weighted average shares outstanding:
Basic	44,533	42,442	40,262
Diluted	47,806	45,793	44,056

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Retained
	Class A and B		Additional	Earnings	Total
	Common Stock (1)		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2016	39,131	$—	$179,198	$(14,818)	$164,380
Exercise of common stock options	1,932	—	2,565	—	2,565
Stock-based compensation	—	—	21,860	—	21,860
Issuance of common stock under employee stock purchase plan	433	—	6,997	—	6,997
Restricted stock, net of forfeitures and shares withheld for taxes	145	—	(1,017)	—	(1,017)
Net income	—	—	—	50,798	50,798
Balance as of December 31, 2017	41,641	—	209,603	35,980	245,583
Exercise of common stock options	1,446	—	10,021	—	10,021
Stock-based compensation	—	—	43,695	—	43,695
Issuance of common stock under employee stock purchase plan	699	—	13,805	—	13,805
Restricted stock, net of forfeitures and shares withheld for taxes	78	—	(6,677)	—	(6,677)
Net income	—	—	—	88,140	88,140
Balance as of December 31, 2018	43,864	—	270,447	124,120	394,567
Exercise of common stock options	1,264	—	29,874	—	29,874
Stock-based compensation	—	—	82,346	—	82,346
Issuance of common stock under employee stock purchase plan	287	—	16,746	—	16,746
Restricted stock, net of forfeitures and shares withheld for taxes	61	—	(19,334)	—	(19,334)
Net income	—	—	—	108,318	108,318
Balance as of December 31, 2019	45,476	$—	$380,079	$232,438	$612,517

(1)	Refer to Note 9—Capitalization for discussion of the Company’s two classes of common stock.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$108,318	$88,140	$50,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,662	11,822	7,209
Stock-based compensation	80,758	42,210	21,317
Deferred income taxes	(10,490)	(5,101)	(1,581)
Bad debt expense	2,702	2,115	4,289
Noncash lease expense	21,894	—	—
Other	(1,939)	2,905	(1,303)
Changes in operating assets and liabilities:
Accounts receivable	(331,369)	(239,901)	(224,636)
Prepaid expenses and other assets	(19,597)	(10,551)	(5,033)
Accounts payable	191,763	177,675	171,793
Accrued expenses and other liabilities	6,845	17,289	8,371
Operating lease liabilities	(10,342)	—	—
Net cash provided by operating activities	60,205	86,603	31,224
INVESTING ACTIVITIES:
Purchases of property and equipment	(35,693)	(19,795)	(10,110)
Capitalized software development costs	(4,911)	(5,396)	(2,954)
Business acquisition	—	—	(3,000)
Purchases of investments	(212,776)	—	—
Maturities of investments	89,539	—	—
Net cash used in investing activities	(163,841)	(25,191)	(16,064)
FINANCING ACTIVITIES:
Repayment on line of credit	—	(27,000)	—
Payment of debt financing costs	(6)	(279)	(154)
Payment of financing obligations	—	—	(1,001)
Proceeds from exercise of stock options	29,874	10,021	2,565
Proceeds from employee stock purchase plan	16,746	13,805	6,997
Taxes paid related to net settlement of restricted stock awards	(19,334)	(6,677)	(1,017)
Net cash provided by (used in) financing activities	27,280	(10,130)	7,390
(Decrease) increase in cash and cash equivalents	(76,356)	51,282	22,550
Cash and cash equivalents—Beginning of year	207,232	155,950	133,400
Cash and cash equivalents—End of year	$130,876	$207,232	$155,950
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$19,727	$17,287	$19,163
Cash paid for interest	$412	$817	$1,320
Capitalized assets financed by accounts payable	$9,252	$1,944	$701
Tenant improvements paid by lessor	$—	$1,811	$640
Stock-based compensation included in capitalized software development costs	$1,588	$1,485	$543
Asset retirement obligation	$3,543	$907	$-
Debt financing costs included in debt, net	$—	$—	$1,153
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$16,923	$—	$—
Operating lease assets obtained in exchange for operating lease liabilities	$150,467	$—	$—

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company has no material components of other comprehensive income (loss), and accordingly, the Company’s comprehensive income is the same as its net income for all periods presented.

Except for the accounting policy for leases that was updated as a result of adopting Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-02, Leases, as amended ("ASU 2016-02"), our significant accounting policies have been applied consistently to all years presented. Refer to “Operating Leases” below.

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

On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for doubtful accounts, (3) operating lease assets and liabilities, including our incremental borrowing rate and terms and provisions of each lease (4) the useful lives of property and equipment and capitalized software development costs, (5) income taxes, (6) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock-based compensation, (7) the recognition and disclosure of contingent liabilities and (8) the assumptions used in valuing acquired assets and assumed liabilities in business combinations. These estimates are based on historical data and experience, as well as, various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

The Company generally bills clients for the gross amount of Supplier Features they purchase through its platform and the platform fees, net of allowances (“Gross Billings”). Some of the Company’s clients have payment relationships directly with advertising inventory suppliers in which case the Company only bills these clients for third-party data, other add-on features and its platform fees. The Company invoices its clients on a monthly basis for the purchases occurring during the month. Invoice payment terms, negotiated on a client-by-client basis, are typically between 30 to 90 days. However, for certain agency clients with sequential liability terms, payments are not due to the Company until such agency client has received payment from its clients who are advertisers. The Company’s accounts receivable are recorded at the amount of Gross Billings for the amounts it is responsible to collect, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Refer to Note 12 for geographic information related to Gross Billings.

Operating Expenses

The Company classifies its operating expenses into four categories:

Platform Operations. Platform operations expense consists of expenses related to hosting the Company’s platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (“QPS”) and providing support to clients. Platform operations expense includes hosting costs, personnel costs, and amortization of acquired technology and capitalized software costs for the development of the Company’s platform, including allocated overhead. Personnel costs included in platform operations include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel who provide the Company’s clients with support using the Company’s platform and the personnel who support the Company’s platform. The Company capitalizes certain costs associated with the development of the Company’s platform and amortizes these costs over their estimated useful lives in platform operations expense. The Company allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount.

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

Determining the fair value of stock options and ESPP awards requires judgment. The Company’s use of the Black-Scholes option pricing model requires the input of subjective assumptions. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company elected to treat any GILTI inclusions as a period cost.

Net Income Per Share Attributable to Common Stockholders

Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted net income per share attributable to common stockholders adjusts the basic net income per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock options, restricted stock and ESPP using the treasury-stock method.

Cash, Cash Equivalents and Marketable Securities

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, consisting of money market funds and time deposits, are carried at fair value. Refer to Note 6—Cash, Cash Equivalents and Short-Term Investments for additional information regarding the fair value of cash equivalents and marketable securities.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, are unsecured and do not bear interest. The Company performs ongoing credit evaluations of its clients and certain advertisers when the Company’s agreements with its clients contain sequential liability terms that provide that the client payments are not due to the Company until the client has received payment from its clients who are advertisers. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for doubtful accounts on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

The following table presents changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$2,973	$2,257	$2,574
Add: bad debt expense	2,702	2,115	4,289
Less: write-offs, net of recoveries	(1,755)	(1,399)	(4,606)
Ending balance	$3,920	$2,973	$2,257

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

Cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its CCAs that are service contracts, which are included in other assets, non-current. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract. The Company capitalized $2.9 million and $0.9 million of CCA implementation costs in 2019 and 2018, respectively. Amortization expense was $0.6 million and $0.1 million for 2019 and 2018, respectively.

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

Operating Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, codified as Accounting Standards Codification (“ASC”) 842, using the modified retrospective adoption approach. The Company elected the transition option provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to not restate comparative periods, but rather to initially adopt the requirements of ASC 842 on January 1, 2019. The most significant impact of the adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets (“operating lease assets’) of approximately $41 million, net of deferred rent and direct costs, and operating lease liabilities of approximately $47 million on its consolidated balance sheet. The impact on the Company’s consolidated statements of income and cash flows was not material.

ASC 842, provides various optional transition practical expedients. Upon transition to ASC 842, the Company elected the use of the package of practical expedients to not reassess: whether a contract is or contains a lease, lease classification and indirect costs. The Company did not elect the hindsight practical expedient in transition. The Company has elected to not separate lease and non-lease components.

Operating lease assets represent the Company’s right to control the use of an identified asset for a period of time, or term, in exchange for consideration, and operating lease liabilities represent its obligation to make lease payments arising from the aforementioned right.

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating lease assets, operating lease liabilities and operating lease liabilities, non-current on our consolidated balance sheets for all leases except for short-term leases with a term of 12 months or less. Operating lease assets and liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate, based on the information available at the lease commencement date in determining the present value of its expected lease payments. Operating lease assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. Operating lease assets are amortized on a straight-line basis as the operating lease cost over the lease term on the consolidated statements of income. The related amortization, referred to as noncash lease expense, along with the change in the operating lease liabilities are separately presented within the cash flows from operating activities on the consolidated statements of cash flows.

Refer to Note 8—Leases for additional information.

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

The carrying amounts of accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the line of credit approximates fair value based on borrowing rates currently available to the Company for financing with similar terms and were determined to be Level 2.

Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. To date, no material impairments have been recorded on those assets.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions and its cash levels exceed the Federal Deposit Insurance Corporation (FDIC) federally insured limits. Marketable securities and short-term investments consist of investments in U.S. government securities, U.S. government agency securities, and high credit quality corporate debt securities.

For 2019, two clients accounted for 13% and 10%, respectively, of Gross Billings. For 2018, two clients accounted for 20% and 10%, respectively, of Gross Billings. For 2017, three clients accounted for 22%, 11% and 10%, respectively, of Gross Billings.

As of December 31, 2019, three clients accounted for 18%, 16% and 16%, respectively, of consolidated accounts receivable. As of December 31, 2018, two clients accounted for 24% and 14%, respectively, of consolidated accounts receivable.

As of December 31, 2019 and 2018, no suppliers accounted for more than 10% of consolidated accounts payable.

Foreign Currency Transactions and Translation

The Company has entities operating in various countries. Each of these entities’ functional currency is the U.S. Dollar. Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Net transaction losses were approximately $0.7 million, $1.9 million, and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in foreign currency exchange loss, net in the accompanying consolidated statements of operations.

The Company enters into forward contracts to hedge foreign currency exposures related primarily to the Company’s foreign currency denominated accounts receivable. The Company does not designate the foreign exchange forward contracts as hedges for accounting purposes and changes in the fair value of the foreign exchange forward contracts are recorded in foreign currency exchange loss, net in the accompanying consolidated statements of operations. As of December 31, 2019 and 2018, the Company had open forward contracts with aggregate notional amounts of $92.9 million and $78.8 million, respectively. The fair value of the open forward contracts was not material. The Company’s forward contracts generally have terms of 30-60 days.

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

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 3—Net Income Per Share Attributable to Common Stockholders

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$108,318	$88,140	$50,798
Denominator:
Weighted-average shares outstanding—basic	44,533	42,442	40,262
Effect of dilutive securities:
Options to purchase common stock	2,794	2,845	3,415
ESPP shares	131	251	268
Restricted stock	348	255	111
Weighted-average shares outstanding—diluted	47,806	45,793	44,056
Basic EPS	$2.43	$2.08	$1.26
Diluted EPS	$2.27	$1.92	$1.15
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	691	472	1,246

Note 4—Property and Equipment, Net

Major classes of property and equipment were as follows (in thousands):

	As of December 31,
	2019	2018
Computer equipment	$13,594	$11,806
Purchased software	9,898	9,777
Furniture and fixtures	11,304	8,175
Construction in progress (1)	20,034	252
Leasehold improvements	36,523	18,693
	91,353	48,703
Less: Accumulated depreciation	(27,341)	(15,657)
	$64,012	$33,046

(1)	Includes leasehold improvement projects which are not yet ready for intended use.

Depreciation expense for 2019, 2018 and 2017 was $14.9 million, $8.1 million and $5.3 million, respectively.

To date, there have been no impairment charges to property and equipment.

Note 5—Capitalized Software Development Costs

Capitalized software development costs, included in other assets, non-current, were as follows (in thousands):

	As of December 31,
	2019	2018
Capitalized software development costs, gross	$15,203	$11,487
Less: Accumulated amortization	(6,121)	(3,386)
Capitalized software development costs, net	$9,082	$8,101

The Company capitalized $6.5 million, $6.9 million and $3.5 million of software development costs in 2019, 2018 and 2017, respectively. Amortization expense was $5.5 million, $3.2 million and $1.9 million for 2019, 2018 and 2017, respectively. Based on the Company’s capitalized software development costs ready for intended use as of December 31, 2019, estimated amortization expense of $5.1 million and $1.7 million is expected to be recognized in 2020 and 2021, respectively. Amortization has not started on $2.3 million of capitalized software development costs that are not yet ready for intended use as of December 31, 2019.

Note 6—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of December 31, 2019
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$32,123	—	$32,123
Level 1:
Money market funds	45,588	—	45,588
Time deposits	35,000		35,000
Level 2:		—
Commercial paper	15,666	24,975	40,641
Corporate debt securities	—	78,998	78,998
U.S. government and agency securities	2,499	20,139	22,638
Total	$130,876	$124,112	$254,988

As of December 31, 2018
Cash and
Cash
Equivalents
Cash	$35,087
Level 1:
Money market funds	14,145
Time deposits	158,000
Total	$207,232

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the periods presented within this Annual Report were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

December 31, 2019
Due in one year	$108,257
Due in one to two years	15,855
Total	$124,112

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

As of December 31, 2019, the Company did not have an outstanding debt balance under the Second A&R Credit Facility, and availability was $143.3 million. The Second A&R Credit Facility matures and all outstanding amounts become due and payable on May 9, 2022.

The Second A&R Credit Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Second A&R Credit Agreement also requires the Company to maintain compliance with (a) a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00 and (b) a minimum ratio of consolidated EBITDA to interest expense of at least 3.00 to 1.00. As of December 31, 2019, the Company was in compliance with all covenants.

The Company entered into the Second A&R Credit Agreement primarily to lower its borrowing costs and to change from an asset-based structure to a cash-flow based structure.

Note 8—Leases

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

The components of lease expense for the years ended December 31, 2019 were as follows (in thousands):

Amount
Operating lease cost	$28,181
Short-term lease cost	1,582
Variable lease cost	2,469
Sublease income	(1,266)
Total lease cost	$30,966

Rent expense for non-cancelable operating leases was $10.9 million and $8.2 million for the years ended December 31, 2018 and 2017, respectively.

Supplemental information related to leases as of December 31, 2019 was as follows:

Weighted average remaining lease term	8.7 years
Weighted average discount rate	4.5%

Maturities of lease commitments as of December 31, 2019 were as follows (in thousands):

Year	Amount
2020	$14,770
2021	45,522
2022	42,056
2023	38,310
2024	32,310
Thereafter	152,361
Total undiscounted lease commitments	325,329
Less: commitments for leases not yet commenced	(89,381)
Less: interest	(46,498)
Present value of lease liabilities	189,450
Less: operating lease liabilities, current	(14,577)
Operating lease liabilities, non-current	$174,873

As of December 31, 2018, the Company’s non-cancelable minimum lease commitments were as follows (in thousands):

Year	Amount (1)
2019	$13,419
2020	18,746
2021	29,054
2022	23,786
2023	20,902
Thereafter	119,109
Total	$225,016

(1)	Includes non-cancelable minimum lease payments of $183.5 million for leases executed in 2018 that the Company planned to occupy in 2019.

Note 9—Capitalization

As of December 31, 2019, the Company is authorized to issue 1,095,000,000 shares of common stock, par value $0.000001 per share, and 100,000,000 shares of preferred stock, par value, $0.000001 per share. The authorized common stock consists of 1,000,000,000 shares of Class A common stock and 95,000,000 shares of Class B common stock. The Class A and Class B have the same rights and preferences including rights to dividends, except the Class B is entitled to ten votes per share and the Class A is entitled to one vote per share. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company’s restated certificate of incorporation, including, without limitation, certain transfers for tax and estate planning purposes.

No shares of preferred stock are outstanding as of December 31, 2019 and 2018. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Note 10—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Platform operations	$5,350	$4,463	$2,674
Sales and marketing	20,769	11,306	6,261
Technology and development	26,553	13,855	6,661
General and administrative	28,086	12,586	5,721
Total	$80,758	$42,210	$21,317

Stock-Based Award Plans

The Company is authorized to issue stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based and cash-based awards under its 2016 Incentive Award Plan. As of December 31, 2019, 4.5 million shares remained available for grant under the Company’s 2016 Incentive Award Plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 4% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. On January 1, 2020, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.8 million shares in accordance with plan provisions.

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date, and expire no later than 10 years from the date of grant. Restricted stock awards generally vest over four years, subject to the holder’s continued service through the vesting date.

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	4,630	$37.03
Granted	869	182.23
Exercised	(1,264)	23.59
Cancelled	(171)	73.23
Outstanding as of December 31, 2019	4,064	$70.74	7.5	$769,018
Exercisable as of December 31, 2019	1,902	$34.55	6.5	$428,501

The fair value of options on the date of grant was estimated based on the Black-Scholes option pricing model. The weighted average assumptions used to value options granted to employees for the periods presented were as follows:

	Year Ended December 31,
	2019	2018	2017
Expected term (years)	6.0	6.0	6.0
Expected volatility	53.2%	48.2%	52.6%
Risk-free interest rate	2.26%	2.85%	2.03%
Estimated dividend yield	—%	—%	—%

The weighted average grant date fair value per share of stock options granted for the years ended December 31, 2019, 2018 and 2017 and were $94.91, $35.08 and $22.48, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 were $222.0 million, $119.0 million and $84.8 million, respectively.

Stock-based compensation expense related to stock options was $37.2 million, $17.7 million and $7.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the Company had unrecognized employee stock-based compensation relating to stock options of approximately $107.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock

The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested as of December 31, 2018	518	$65.14
Granted	188	201.21
Vested	(202)	67.47
Forfeited	(47)	60.89
Unvested as of December 31, 2019	457	$120.65

Stock-based compensation expense related to restricted stock was $17.9 million, $7.4 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the Company had unrecognized employee stock-based compensation relating to restricted stock of approximately $47.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

On November 30, 2018, the Company entered into a transition agreement with its Chief Operating Officer (the “Transition Agreement”), which transition period is expected to end by June 30, 2019. Among other terms of the Transition Agreement, the Company granted a performance-based restricted stock award for 24,000 shares of the Company’s common stock subject to time-and performance-based vesting (the “PSUs”). The PSUs are included in the restricted stock activity for the year ended December 31, 2019 and 2018.

Employee Stock Purchase Plan

In September 2016, the Company established an ESPP with 800,000 shares of Class A common stock available for issuance. As of December 31, 2019, 0.3 million shares remained available for grant under this plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 800,000 shares, (b) 1% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (c) such smaller number of shares as determined by the Company’s board of directors. On January 1, 2020, the number of shares available for issuance under the Company’s Employee Stock Purchase Plan was increased by 0.5 million shares in accordance with plan provisions.

Under the ESPP, all eligible employees are permitted to authorize payroll deductions of up to 100% of their compensation to purchase shares of Class A common stock, subject to applicable ESPP and statutory limits. The ESPP provides for offering periods generally up to two years, with purchases occurring and new offering periods commencing generally every six months. ESPP purchases generally occur on May 15th and November 15th each year. At each purchase date, employees are able to purchase shares at 85% of the lower of (1) the closing market price per share of Class A common stock on the employee’s enrollment into the applicable offering period and (2) the closing market price per share of Class A common stock on the purchase date. The ESPP has an automatic reset feature, whereby the offering period resets if the fair value of the Company’s common stock on a purchase date is less than that on the original offering date.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2019	2018	2017
Expected term (years)	0.7	0.8	0.9
Expected volatility	53.2%	46.2%	45.9%
Risk-free interest rate	2.08%	2.32%	1.22%
Estimated dividend yield	—%	—%	—%

The ESPP has a six-month holding period with respect to common stock purchases. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. Stock-based compensation expense related to ESPP totaled $25.7 million, $17.1 million and $10.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $10.5 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Note 11—Income Taxes

The following are the domestic and foreign components of the Company’s income before income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$162,252	$115,706	$66,148
Foreign	(46,032)	(9,969)	(2,523)
Income before income taxes	$116,220	$105,737	$63,625

The following are the components of the provision for income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$9,180	$11,683	$9,944
State and local	7,800	9,295	3,906
Foreign	1,412	1,720	558
Total current provision	18,392	22,698	14,408
Deferred:
Federal	(6,316)	(918)	(172)
State and local	(5,339)	(2,615)	(1,382)
Foreign	1,165	(1,568)	(27)
Total deferred provision	(10,490)	(5,101)	(1,581)
Total provision for income taxes	$7,902	$17,597	$12,827

A reconciliation of the statutory tax rate to the effective tax rate for the periods presented is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal benefit	1.7	5.0	2.6
Foreign income at other than U.S. rates (1)	10.5	2.1	2.2
Stock-based compensation	(20.5)	(7.6)	(19.0)
Meals and entertainment	0.7	0.5	0.4
Nondeductible compensation	(1.3)	—	—
Research and development credit	(5.0)	(3.9)	(2.8)
Federal deferred tax asset revaluation	—	—	0.9
Other permanent items	(0.3)	(0.4)	0.9
Effective income tax rate	6.8%	16.7%	20.2%

(1)	For the year ended December 31, 2019, includes the impact of the valuation allowance associated with the United Kingdom (“U.K.”). For additional information, see discussion below.

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets (liabilities):
Reserves and allowances	$3,275	$2,465
Accrued expenses	5,452	4,193
Net operating losses	19,225	854
Research and development tax credit	2,739	1,367
Stock-based compensation	10,641	4,726
Deferred rent	(40)	1,425
Prepaid expenses	(685)	(559)
Property and equipment	(2,606)	(4,228)
Intangibles (1)	179,096	87
Capitalized software development costs	(2,056)	(1,874)
Operating lease assets	(37,394)	—
Operating lease liabilities	40,366	—
Other	151	4
Valuation allowance	(199,214)	—
Total deferred tax assets, net	$18,950	$8,460

(1)	As of December 31, 2019, includes intangibles associated with our international restructuring, net of amortization, offset by a reserve for uncertain tax position. See discussion below.

In April 2019, the Company completed a series of transactions resulting in changes to its international legal structure, including a transfer of certain intellectual property rights among wholly owned subsidiaries, primarily to align its structure to its evolving operations. The Company recorded a $262.4 million deferred tax asset associated with this restructuring offset by a reserve for uncertain tax position of $51.0 million. Based on available objective evidence, management believes it is not more-likely-than-not that these additional foreign deferred tax assets will be realizable as of December 31, 2019 and, therefore, are offset by a full valuation allowance to the extent not offset by reserves from uncertain tax positions. Management applied significant judgment in estimating the fair value of intangible assets, which involved the use of significant assumptions, including revenue growth rates, margins and discount rates.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. During 2019, management recorded a valuation allowance of $199.2 million against its U.K. net deferred tax assets, based on the previous history of cumulative losses and the conclusion that future taxable profit may not be available for the utilization of the deferred tax assets for U.K. income tax purposes.

As of December 31, 2019, the Company had net operating loss carryforwards in the U.K. of approximately $129.1 million, which can be carried carryforward indefinitely. As of December 31, 2019, the Company had state and U.K. research and development tax credits of approximately $4.7 million and $0.3 million, respectively, which can be carried forward indefinitely.

As of December 31, 2019, unremitted earnings of the subsidiaries outside of the U.S. were approximately $1.2 million, on which no state taxes have been paid. The Company’s intention is to indefinitely reinvest these earnings outside the U.S. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.

As of December 31, 2019, the Company had gross unrecognized tax benefits of approximately $53.2 million, $47.1 million of which is a reduction to deferred tax assets and the remaining $6.1 million which would affect the Company’s effective tax rate if recognized. As of December 31, 2018, the Company had gross unrecognized tax benefits of approximately $4.3 million. The Company classifies liabilities for unrecognized tax benefits in other liabilities, non-current.

The following table presents changes in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$4,330	$3,101	$1,007
Increases related to prior year tax positions	—	—	123
Decreases related to prior year tax positions	(20)	(270)	—
Increases related to current year tax positions (1)	49,100	1,499	1,971
Settlements	(197)	—	—
Ending balance	$53,213	$4,330	$3,101

(1)	For the year ended December 31, 2019, includes the impact of a statutory rate change in the U.K.

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2019 were not material.

The Company files U.S. federal, state, and foreign tax returns. The Company is currently under examination by the California Franchise Tax Board for the years ended December 31, 2016 and 2017. The Company expects to reduce its unrecognized tax benefits by $0.4 million during the next twelve months.

The 2016 through 2018 U.S. federal tax returns and 2010 through 2018 state tax returns remain open to examination. The majority of the Company’s foreign subsidiaries remain subject to examination by local taxing authorities for 2014 and subsequent years.

Note 12—Segment and Geographic Information

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

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
US	$2,639,497	$1,937,074	$1,270,116
International	456,190	347,939	221,626
Total	$3,095,687	$2,285,013	$1,491,742

Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	December 31, 2019	December 31, 2018 (1)
US	$157,245	$25,887
International	80,216	7,159
Total	$237,461	$33,046

(1)

As a result of the Company’s adoption of ASC 842 on January 1, 2019, the December 31, 2018 balance excludes operating lease assets. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding the Company’s adoption of ASC 842.

Note 13—Commitments and Contingencies

As of December 31, 2019, the Company has various non-cancelable operating lease commitments for office space which as a result of the adoption of ASC 842, have been recorded as Lease Liabilities. Refer to Note 8—Leases for additional information regarding lease commitments.

As of December 31, 2019, the Company has non-cancelable commitments to its hosting services providers, marketing contracts and commitments to providers of software as a service. As of December 31, 2019, these purchase obligations were as follows (in thousands):

Year	Amount
2020	$55,112
2021	32,298
2022	31,539
2023	30,000
2024	38,000
$186,949

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded as of December 31, 2019 and 2018.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We transitioned to a new accounting and financial reporting system, which replaced our existing accounting and financial reporting system. The go-live for this new system occurred during July 2019, and our system implementation was completed during the quarter ended September 30, 2019. Management evaluated the process changes as a result of the system implementation, and where needed, modified the design of and the testing for operating effectiveness of internal control over financial reporting. The modification to the design of and testing for operating effectiveness was specific to the new accounting and financial reporting system’s functionalities and features. We did not identify any previously unidentified risks or design gaps as a result of the system implementation. Testing for operating effectiveness of internal control over financial reporting has been completed for the fiscal year ended December 31, 2019, and management concluded that the internal control over financial reporting under the new accounting and financial reporting system was operating effectively.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement relating to our 2020 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019 (the "Proxy Statement") and is incorporated herein by reference.

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

3. Exhibits

Exhibits required to be filed as part of this report are:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Filing Date	Number		Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

4.5	Description of Securities.					X

10.2	Second Amended and Restated Loan and Security Agreement, dated as of October 26, 2018, among The Trade Desk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.	10-Q	11/9/2018	10.1

10.3(c)+	Exercise Notice under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(c)

10.4(a)+	The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(a)

10.4(b)+	First Amendment to The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-8	9/22/2016	99.2

10.4(c)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(b)

10.4(d)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan (with accelerated vesting).	S-1/A	9/6/2016	10.6	(c)

10.4(e)+	Exercise Notice under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(d)

10.5(a)+	The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(a)

10.5(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2016 Equity Incentive Plan.	S-1	8/22/2016	10.7	(b)

10.6+	The Trade Desk, Inc. 2016 Employee Stock Purchase Plan.	S-8	9/22/2016	99.5

10.7+	Form of Indemnification Agreement.	S-1	8/22/2016	10.8

10.8+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Jeff T. Green.	10-Q	05/11/17	10.2

10.9+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and David R. Pickles.	10-Q	05/11/17	10.3

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith
10.10+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Paul E. Ross.	10-Q	05/11/17	10.4

10.11+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Brian J. Stempeck.	10-Q	05/11/17	10.6

10.12+	Transition Agreement, dated as of November 30, 2018, between The Trade Desk, Inc. and Robert D. Perdue.	8-K	12/04/18	10.1

10.13+	Employment Agreement, dated as of November 1, 2017, between The Trade Desk, Inc. and Susan Vobejda.	10-Q	05/09/19	10.1

10.14+	Employment Agreement, dated as of May 1, 2017, between The Trade Desk, Inc. and Vivian Yang.	10-Q	05/09/19	10.2

10.15+	Offer Letter, dated October 29, 2019, by and between the Company and Blake Grayson.	8-K	11/15/19	10.1

10.16+	Employment Agreement, dated as of October 29, 2019 between The Trade Desk, Inc. and Blake Grayson.	8-K	11/15/19	10.2

21.1	List of Subsidiaries of the Registrant.				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.sch	Inline XBRL Taxonomy Schema Linkbase Document				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+	Indicates a management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2020.

THE TRADE DESK, INC.

By:	/s/ BLAKE J. GRAYSON
Blake J. Grayson
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff T. Green and Blake J. Grayson, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFF T. GREEN	Chief Executive Officer, Director (principal	February 27, 2020
Jeff T. Green	executive officer)

/s/ BLAKE J. GRAYSON	Chief Financial Officer (principal financial	February 27, 2020
Blake J. Grayson	officer and principal accounting officer)

/s/ BRIAN J. STEMPECK	Chief Strategy Officer, Director	February 27, 2020
Brian J. Stempeck

/s/ LISE J. BUYER	Director	February 27, 2020
Lise J. Buyer

/s/ KATHRYN E. FALBERG	Director	February 27, 2020
Kathryn E. Falberg

/s/ THOMAS FALK	Director	February 27, 2020
Thomas Falk

/s/ ERIC B. PALEY	Director	February 27, 2020
Eric B. Paley

/s/ GOKUL RAJARAM	Director	February 27, 2020
Gokul Rajaram

/s/ DAVID B. WELLS	Director	February 27, 2020
David B. Wells