Form 10-Q
period 2020-03-31
Trade Desk, Inc.
filed 2020-05-08
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 40,888,742 shares of Class A common stock and 5,169,630 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$325,211	$130,876
Short-term investments, net of allowance for credit losses of $275 and $0 as of March 31, 2020 and December 31, 2019, respectively	120,625	124,112
Accounts receivable, net of allowance for credit losses of $5,776 and $3,920 as of March 31, 2020 and December 31, 2019, respectively	947,973	1,166,376
Prepaid expenses and other current assets	48,002	27,857
TOTAL CURRENT ASSETS	1,441,811	1,449,221
Property and equipment, net	78,877	64,012
Operating lease assets	200,242	173,449
Deferred income taxes	18,950	18,950
Other assets, non-current	27,324	23,129
TOTAL ASSETS	$1,767,204	$1,728,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$663,410	$868,618
Accrued expenses and other current liabilities	48,437	47,178
Operating lease liabilities	22,527	14,577
TOTAL CURRENT LIABILITIES	734,374	930,373
Operating lease liabilities, non-current	204,688	174,873
Debt, net	143,000	—
Other liabilities, non-current	11,108	10,998
TOTAL LIABILITIES	1,093,170	1,116,244
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 40,865 and 40,305 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively Class B, 95,000 shares authorized; 5,170 and 5,171 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	417,769	380,079
Accumulated other comprehensive income	158	—
Retained earnings	256,107	232,438
TOTAL STOCKHOLDERS’ EQUITY	674,034	612,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,767,204	$1,728,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$160,660	$120,987
Operating expenses:
Platform operations	40,208	33,651
Sales and marketing	34,294	22,737
Technology and development	36,794	25,312
General and administrative	38,598	33,617
Total operating expenses	149,894	115,317
Income from operations	10,766	5,670
Other expense (income):
Interest income, net	(1,092)	(997)
Foreign currency exchange loss, net	1,234	1,330
Credit loss expense on available-for-sale securities	275	—
Total other expense, net	417	333
Income before income taxes	10,349	5,337
Benefit from income taxes	(13,708)	(4,814)
Net income	$24,057	$10,151
Earnings per share:
Basic	$0.53	$0.23
Diluted	$0.50	$0.21
Weighted average shares outstanding:
Basic	45,501	43,906
Diluted	48,313	47,314

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$24,057	$10,151
Other comprehensive income:
Change in unrealized gain on available-for-sale investments, net of tax of $68	158	—
Comprehensive income	$24,215	$10,151

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A and B		Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of December 31, 2018	43,864	$—	$270,447	$—	$124,120	$394,567
Exercise of common stock options	592	—	9,502	—	—	9,502
Restricted stock, net of forfeitures and shares withheld for taxes	23	—	(1,146)	—	—	(1,146)
Stock-based compensation	—	—	16,324	—	—	16,324
Net income	—	—	—	—	10,151	10,151
Balance as of March 31, 2019	44,479	$—	$295,127	$—	$134,271	$429,398

Balance as of December 31, 2019	45,476	$—	$380,079	$—	$232,438	$612,517
Impact upon adoption of new accounting standard (Note 2)	—	—	—	—	(388)	(388)
Exercise of common stock options	539	—	19,320	—	—	19,320
Restricted stock, net of forfeitures and shares withheld for taxes	20	—	(4,893)	—	—	(4,893)
Stock-based compensation	—	—	23,263	—	—	23,263
Other comprehensive income	—	—	—	158	—	158
Net income	—	—	—	—	24,057	24,057
Balance as of March 31, 2020	46,035	$—	$417,769	$158	$256,107	$674,034

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$24,057	$10,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,477	4,456
Stock-based compensation	22,965	15,869
Allowance for credit losses on accounts receivable	1,310	224
Investment credit loss	275	—
Noncash lease expense	7,402	4,421
Other	3,209	379
Changes in operating assets and liabilities:
Accounts receivable	210,552	127,232
Prepaid expenses and other assets	(15,791)	(6,580)
Accounts payable	(205,967)	(138,886)
Accrued expenses and other liabilities	892	(4,489)
Operating lease liabilities	(2,673)	(3,066)
Net cash provided by operating activities	52,708	9,711
INVESTING ACTIVITIES:
Purchases of investments	(35,705)	(73,950)
Maturities of investments	39,180	—
Purchases of property and equipment	(18,310)	(6,085)
Capitalized software development costs	(965)	(1,417)
Net cash used in investing activities	(15,800)	(81,452)
FINANCING ACTIVITIES:
Proceeds from line of credit	143,000	—
Payment of debt financing costs	—	(6)
Proceeds from exercise of stock options	19,320	9,502
Taxes paid related to net settlement of restricted stock awards	(4,893)	(1,146)
Net cash provided by financing activities	157,427	8,350
Increase (decrease) in cash and cash equivalents	194,335	(63,391)
Cash and cash equivalents—Beginning of period	130,876	207,232
Cash and cash equivalents—End of period	$325,211	$143,841
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$10,200	$1,487
Asset retirement obligation	$65	$126
Stock-based compensation included in capitalized software development costs	$298	$455
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$4,902	$3,792
Right-of-use assets obtained in exchange for operating lease liabilities	$34,155	$35,015

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Operations

The Trade Desk, Inc. (the “Company”) was formed in November 2009 as a Delaware corporation. The Company is headquartered in Ventura, California and has offices in various cities in North America, Europe, Asia and Australia. The Company is a technology company that empowers buyers of advertising by providing a self-service cloud-based platform on which ad buyers can create, manage, and optimize more expressive data-driven digital advertising campaigns across ad formats, including display, video, audio, native and, social, on a multitude of devices, such as computers, mobile devices, and connected TV.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2019.

Except for the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326” or “CECL”), there have been no changes to the Company’s accounting policies and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2019, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.

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

For the three months ended March 31, 2020, the impact of the decline in business activity brought about by the Coronavirus pandemic (“COVID-19”) continues to evolve. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Adoption of New Accounting Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 326, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As a result, the Company revised its impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to its marketable securities and allowance for doubtful accounts. The Company adopted ASC 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, is not material.

Accounts Receivable and Allowance for Credit Losses (formerly Allowance for Doubtful Accounts)

Accounts receivable are recorded at the invoiced amount, are unsecured and do not bear interest. The Company performs ongoing credit evaluations of its clients and certain advertisers when the Company’s agreements with its clients contain sequential liability terms that provide that the client payments are not due to the Company until the client has received payment from its clients who are advertisers. We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the Consolidated Statements of Income. Based on the implementation of CECL during the first quarter of 2020, the Company considers macro-economic factors and industry specific default rates in the valuation of trade receivables and the related allowance for credit losses. The industry specific default rates are applied to the advertiser’s industry in the case where the receivables are subject to sequential liability or the Company is engaged with the advertiser directly. The services of an outside valuation firm were used to assist in the determination of the macro-economic factors and the industry default rates. For the three months ended March 31, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of credit defaults by industry.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impacts of the provisions of ASU 2020-04 on our financial condition, results of operations, and cash flows.

Note 3—Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income	$24,057	$10,151
Denominator:
Weighted-average shares outstanding—basic	45,501	43,906
Effect of dilutive securities:
Options to purchase common stock	2,447	2,952
Employee stock purchase plan shares	116	122
Restricted stock	249	334
Weighted-average shares outstanding—diluted	48,313	47,314
Basic EPS	$0.53	$0.23
Diluted EPS	$0.50	$0.21
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	388	818

Note 4—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of March 31, 2020
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$61,623	$—	$61,623
Level 1:
Money market funds	248,459	—	248,459
Level 2:
Commercial paper	9,535	29,021	38,556
Corporate debt securities	—	68,829	68,829
U.S. government and agency securities	5,594	22,775	28,369
Total	$325,211	$120,625	$445,836

	As of December 31, 2019
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total

Cash	$32,123	$—	$32,123
Level 1:
Money market funds	45,588	—	45,588
Time deposits	35,000	—	35,000
Level 2:
Commercial paper	15,666	24,975	40,641
Corporate debt securities	—	78,998	78,998
U.S. government and agency securities	2,499	20,139	22,638
Total	$130,876	$124,112	$254,988

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the periods presented within this quarterly report were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

March 31, 2020
Due in one year	$111,528
Due in one to two years	9,097
Total	$120,625

Note 5—Leases

The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost	$9,538	$5,171
Short-term lease cost	239	407
Variable lease cost	811	329
Sublease income	(990)	(302)
Total lease cost	$9,598	$5,605

Maturities of lease commitments as of March 31, 2020 were as follows (in thousands):

Year	Amount
2020 (for remaining nine months)	$18,430
2021	49,466
2022	46,390
2023	42,304
2024	33,305
Thereafter	161,160
Total undiscounted lease commitments	351,055
Less: commitments for leases not yet commenced	(78,521)
Less: interest	(45,319)
Present value of lease liabilities	227,215
Less: operating lease liabilities, current	(22,527)
Operating lease liabilities, non-current	$204,688

Note 6—Debt

Credit Facility

As of March 31, 2020, the Company’s outstanding debt balance under the Credit Facility was $143.0 million, which bore interest at a weighted average annual rate of 2.20%. The Company was in compliance with all covenants as of March 31, 2020. In March 2020, the Company drew down $143.0 million under the Credit Facility as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the worldwide decline in business activity brought about by the COVID-19.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of income was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Platform operations	$1,462	$1,056
Sales and marketing	5,314	3,227
Technology and development	8,590	4,936
General and administrative	7,599	6,650
Total	$22,965	$15,869

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	4,064	$70.74
Granted	46	269.45
Exercised	(539)	35.91
Cancelled	(34)	139.02
Outstanding as of March 31, 2020	3,537	$77.97
Exercisable as of March 31, 2020	1,624	$40.82

On January 1, 2020, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.8 million shares in accordance with plan provisions.

Restricted Stock

The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2019	457	$120.65
Granted	19	265.32
Vested	(45)	115.68
Forfeited	(9)	202.87
Unvested as of March 31, 2020	422	$125.81

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $7.8 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively.

On January 1, 2020, the number of shares available for issuance under the Company’s ESPP was increased by 0.5 million shares in accordance with plan provisions.

Note 8—Income Taxes

In determining the interim provision for income taxes, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting”. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it were the annual period and determines the income tax expense or benefit on that basis. Based on forecasted level of profitability, the Company is unable to forecast the annual effective tax rate.

For the three months ended March 31, 2020 and 2019, the provision for income taxes included $24.3 million and $11.0 million, respectively, of benefits associated with stock-based awards.

For the three months ended March 31, 2020, and 2019, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to tax benefits associated with employee exercises of stock options and vesting of restricted stock units, foreign tax rate differences, state taxes, and research and development tax credits.

There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2020, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

Note 9—Geographic Information

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

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
U.S.	$652,198	$470,538
International	99,557	85,894
Total	$751,755	$556,432

Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	March 31, 2020	December 31, 2019
U.S.	$177,736	$157,245
International	101,383	80,216
Total	$279,119	$237,461

Note 10— Commitments and Contingencies

As of March 31, 2020, the Company has various non-cancelable operating lease commitments for office space which have been recorded as Lease Liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.

As of March 31, 2020, the Company has non-cancelable contractual commitments of obligations to its hosting services providers, marketing contracts and providers of software as a service, and these commitments were as follows (in thousands):

Year	Amount
2020 (for remaining nine months)	$45,628
2021	32,915
2022	31,980
2023	30,051
2024	40,000
$180,574

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of COVID-19 on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Our clients are primarily the advertising agencies and other service providers for advertisers, with whom we enter into ongoing master service agreements (“MSAs”). We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

Executive Summary

Highlights

For the three months ended March 31, 2020 and 2019:

•	revenue was $160.7 million and $121.0 million, respectively, representing an increase of 33%; and
•	net income was $24.1 million and $10.2 million, respectively.

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

COVID-19

The worldwide spread of the COVID-19 virus has resulted, and is expected to continue to result, in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting sales channels and advertising and marketing activities for an unknown period of time until the virus is contained or economic activity normalizes. With the current decline in economic activity, our revenue growth has slowed, and the impact on our revenue and our results of operations is likely to continue, the size and duration of which we are currently unable to accurately predict. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the virus and its impact on our clients, partners, industry, and employees, all of which are uncertain and cannot be accurately predicted. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Results of Operations

The following tables set forth our condensed consolidated statements of comprehensive income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Revenue	$160,660	$120,987
Operating expenses:
Platform operations	40,208	33,651
Sales and marketing	34,294	22,737
Technology and development	36,794	25,312
General and administrative	38,598	33,617
Total operating expenses	149,894	115,317
Income from operations	10,766	5,670
Total other expense, net	417	333
Income before income taxes	10,349	5,337
Benefit from income taxes	(13,708)	(4,814)
Net income	$24,057	$10,151

	Three Months Ended
	March 31,
	2020	2019
	(as a percentage of revenue*)
Revenue	100%	100%
Operating expenses:
Platform operations	25	28
Sales and marketing	21	19
Technology and development	23	21
General and administrative	24	28
Total operating expenses	93	95
Income from operations	7	5
Total other expense, net	—	—
Income before income taxes	6	4
Benefit from income taxes	(9)	(4)
Net income	15%	8%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended March 31,	$160,660	$120,987	$39,673	33%

The increase in revenue for the three months ended March 31, 2020, compared to the same prior year period, was primarily due to increases in gross spend on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client, partially offset by a reduction in advertising spend due to the impact of COVID-19 in the latter part of the quarter.

Platform Operations

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended March 31,	$40,208	$33,651	$6,557	19%
Percent of revenue	25%	28%

The increase in platform operations expense for the three months ended March 31, 2020, compared to the same prior year period, was primarily due to increases of $2.9 million in hosting costs, $2.1 million in personnel costs, including $0.4 million of stock-based compensation, and $1.0 million in allocated facilities. The increase in hosting costs was due to the increased use of our platform by our clients. The increase in personnel costs was primarily due to an increase in headcount for our client support team. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of transactions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended March 31,	$34,294	$22,737	$11,557	51%
Percent of revenue	21%	19%

The increase in sales and marketing expense for the three months ended March 31, 2020, compared to the same prior year period, was primarily due to increases of $9.2 million in personnel costs, including $2.1 million of stock-based compensation and $1.7 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended March 31,	$36,794	$25,312	$11,482	45%
Percent of revenue	23%	21%

The increase in technology and development expense for the three months ended March 31, 2020, compared to the same prior year period, was primarily due to increases of $9.5 million in personnel costs, including $3.7 million of stock-based compensation, and $2.2 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to maintain and support our technology and development efforts. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended March 31,	$38,598	$33,617	$4,981	15%
Percent of revenue	24%	28%

The increase in general and administrative expense for the three months ended March 31, 2020, compared to the same prior year period, was primarily due to increases of $1.1 million in the allowance for credit losses on accounts receivable, $1.0 million in personnel costs, including $0.9 million of stock-based compensation, and $2.4 million in allocated facilities costs. The increase in the allowance for credit losses on accounts receivable was primarily due to the adoption of CECL beginning January 1, 2020 as well as effects of COVID-19 on macro-economic factors used in the valuation of trade receivables and the related allowance for credit losses (refer to Note 2 — Basis of Presentation and Summary of Significant Accounting Policies of our condensed consolidated financial statements). The increase in personnel expenses was primarily due to a $4.4 million increase related to headcount to support our growth, partially offset by a $3.5 million decrease of corporate event costs due to the postponement of our annual employee retreat as a result of COVID-19 related travel decisions. The increase in allocated facilities costs was primarily driven by new office leases to support our growth.

We expect to continue to invest in corporate infrastructure to support growth. We expect general and administrative expenses to increase in absolute dollars in future periods.

Total Other Expense, Net

	2020	2019	$ Change
	(in thousands)
Three months ended March 31,	$417	$333	$84

The increase in total other expense, net for the three months ended March 31, 2020 compared to the same prior year period, was primarily due to credit loss expense on available-for-sale securities of $0.3 million, partially offset by net increases in interest income of $0.1 million and decreases in foreign currency exchange loss, net of $0.1 million.

Benefit from Income Taxes

	2020	2019
	($ in thousands)
Three months ended March 31,	$(13,708)	$(4,814)
Effective tax rate	(132)%	(90)%

The U.S. federal statutory tax rate was 21% for the 2020 and 2019 periods, respectively.

The increase in the income tax benefit for the three months ended March 31, 2020 compared to the prior year period was primarily due to an increase in the tax benefits associated with employee exercises of stock options and vesting of restricted stock units, partially offset by higher pre-tax income. For the three months ended March 31, 2020 and 2019, the tax benefits associated with employee exercises of stock options and vesting of restricted stock units was $24.3 million and $11.0 million, respectively.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $325.2 million, including cash of $38.9 million held by our international subsidiaries, short-term investments in marketable securities of $120.6 million and working capital of $707.4 million.

We believe our existing cash and cash equivalents, and cash flows from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Further, in November 2017, we filed a shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Quarterly Report on Form 10-Q.

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

There can be no assurances that we will be able to raise additional capital. An inability to raise capital could adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. In light of the recent worldwide COVID-19 pandemic we are closely monitoring the effect that current economic conditions may have on our working capital requirements. In March 2020, we drew down $143.0 million under the Credit Facility as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the worldwide decline in business activity resulting from COVID-19.

Credit Facility

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into “our credit facility”. Available funding commitments to us under our credit facility, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase our credit facility by an amount not to exceed $100.0 million. We drew down all available amounts during the three months ended March 31, 2020.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows provided by operating activities	$52,708	$9,711
Cash flows used in investing activities	$(15,800)	$(81,452)
Cash flows provided by financing activities	$157,427	$8,350

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

For the three months ended March 31, 2020, cash provided by operating activities of $52.7 million resulted primarily from net income adjusted for non-cash items of $65.7 million, partially offset by a net decrease in our working capital of $13.0 million. The net decrease in working capital was primarily due to a decrease of $206.0 million in accounts payable and a $15.8 million increase in prepaid expenses and other assets, partially offset by $210.6 million decrease in accounts receivables. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data, and add-on features. The decrease in accounts receivable resulted from the decrease in spend through our platform, seasonality and the timing of cash receipts from clients. The increase in prepaid expenses and other assets was attributable to an increase in the income tax receivable primarily related to the tax benefits associated with employee exercises of stock options and vesting of restricted stock units.

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

For the three months ended March 31, 2020, we used $15.8 million of cash in investing activities, consisting of $35.7 million to purchase short-term investments, $18.3 million to purchase property and equipment, and $1.0 million of investments in capitalized software, partially offset by maturities of short term investments of $39.2 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

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

Financing Activities

For the three months ended March 31, 2020, cash provided by financing activities of $157.4 million was primarily due to the $143.0 million proceeds from our credit facility and $19.3 million proceeds from stock option exercises, partially offset by $4.9 million of taxes paid for restricted stock award settlements.

For the three months ended March 31, 2019, cash provided by financing activities of $8.4 million was primarily due to the $9.5 million proceeds from stock option exercises, partially offset by $1.1 million of taxes paid for restricted stock award settlements.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2020 other than the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our non-cancelable contractual obligations at March 31, 2020:

	Payments Due by Period
	Less than 1 Year (Remaining 2020)	1-3 Years (2021 and 2022)	3-5 Years (2023 and 2024)	More than 5 Years (Thereafter)	Total
Debt obligations (1)	$2,664	$147,753	$—	$—	$150,417
Operating lease commitments	18,430	95,856	75,609	161,160	351,055
Other contractual commitments	45,628	64,895	70,051	—	180,574
Total	$66,722	$308,504	$145,660	$161,160	$682,046

(1)

Includes $143.0 million of principal obligations pursuant to our revolving credit facility as of March 31, 2020. Our revolving credit facility matures in May 2022. Interest on the principal balance was estimated from March 25, 2020 to the maturity date using a weighted average annual interest rate of 2.4%.

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2020.

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

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, operating lease assets and liabilities, including our incremental borrowing rate and terms and provisions of each lease, stock-based compensation expense and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. Except for the changes described in Note 2— Basis of Presentation and Summary of Significant Accounting Policies of our condensed consolidated financial statements, there were no other changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Pronouncements

Refer to Note 2— Basis of Presentation and Summary of Significant Accounting Policies of our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our credit facility as of March 31, 2020, a hypothetical one percentage point increase or decrease in the interest rate under our credit facility would result in a corresponding increase or decrease in interest expense of approximately $1.4 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen, Singapore Dollar and Thai Baht. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2020, would result in a foreign currency loss of approximately $12.4 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our client base consists primarily of advertising agencies. We do not have exclusive relationships with advertising agencies, and we depend on agencies to work with us to build and maintain advertiser relationships and execute advertising campaigns.

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

The effects of health epidemics, such as the recent global COVID-19 pandemic have had, and could in the future have an adverse impact on our revenue and results of operations.

Our business and operations have been and could in the future be adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and are significantly impacting economic activity and financial markets. Many marketers have decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity, and other COVID-related impacts, which have negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict. In addition, our clients’ and advertisers’ businesses or cash flows have been and may continue to be negatively impacted by COVID-19, which has and may continue to lead them to seek adjustments to payment terms or delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations may be adversely impacted.

Our operations are subject to a range of external factors related to the COVID-19 pandemic that are not within our control. We have taken precautionary measures intended to minimize the risk of the spread of the virus to our employees, partners and clients, and the communities in which we operate. A wide range of governmental restrictions has also been imposed on our employees, clients and partners’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and client service efforts, delay and lengthen our sales cycles, decrease our employees’ or clients’ or partners’ productivity, or create operational or other challenges, any of which could harm our business and results of operations.

The economic uncertainty caused by the COVID-19 pandemic may also make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. We have committed, and we plan to continue to commit, resources to grow our business, including to expand our international presence, employee base, and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by COVID-19. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

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

Spend on our platform primarily comes through our agency clients. Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In addition, typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all. In addition, we typically experience slow payment cycles by advertising agencies as is common in our industry. While we attempt to negotiate long payment periods with our suppliers and shorter periods from our clients, we are not always successful. As a result, we often face a timing issue with our accounts payable on shorter cycles than our accounts receivables, requiring us to remit payments from our own funds, and accept the risk of credit loss.

This collections and payments cycle may increasingly consume working capital if we continue to be successful in growing our business. If we are unable to borrow on commercially acceptable terms, our working capital availability could be reduced, and as a consequence, our financial condition and results of operations would be adversely impacted.

We may also be involved in disputes with clients, and in the case of agencies, their advertisers, over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to resolve disputes with our clients, we may lose clients or clients may decrease their use of our platform and our financial performance and growth may be adversely affected. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for credit loss, which could harm our results of operations. In the future, credit loss may exceed reserves for such contingencies and our credit loss exposure may increase over time. Any increase in write-offs for credit loss could harm our business, financial condition and results of operations. Even if we are not paid by our clients on time or at all, we are still obligated to pay for the advertising inventory, third-party data, and other add-on features that clients purchase on our platform, and as a consequence, our business, financial condition and results of operations would be adversely impacted.

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

•	changes in the pricing and availability of advertising inventory through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;
•	disruptions or outages on our platform;
•	factors beyond our control, such as natural disasters, terrorism, war and public health crises;
•	the introduction of new technologies or offerings by our competitors or others in the advertising marketplace;
•	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;
•	timing differences between our payments for advertising inventory and our collection of related advertising revenue;
•	the length and unpredictability of our sales cycle; and
•	costs related to acquisitions of businesses or technologies and development of new products;
•	cost of employee recruiting and retention; and
•	changes to the cost of infrastructure, including real estate and information technology.

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

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Economic downturns or unstable market conditions may cause advertisers to decrease or pause their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations. As described above, public health crises may disrupt the operations of our customers and partners for an unknown period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could result in our investments not yielding the returns we anticipate.

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

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the current draft regulations contemplate browser-based or similar “do not sell” signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (such as the proposed ePrivacy Regulation or CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

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

A significant portion of our business relies upon hardware and services that are hosted, managed and controlled by third-party co-location providers for our data centers, and we are dependent on these third parties to provide continuous power, cooling, Internet connectivity and physical and technological security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume some hosting responsibilities ourselves. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could result in a loss of revenue. These facilities may be located in areas prone to natural disasters and may experience catastrophic events such as earthquakes, fires, floods, power loss, telecommunications failures, public health crises and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Although we have made certain disaster recovery and business continuity arrangements, such events could cause damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, which could result in disruptions to our service.

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

•	exposure to public health issues, and to travel restrictions and other measures undertaken by governments in response to such issues;
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

Advertising often results in litigation relating to misleading or deceptive claims, copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require clients to generally represent to us that their advertisements comply with our ad standards and our inventory providers’ ad standards and that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our clients are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be expensive.

We are subject to anti-bribery, anti-corruption and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct business. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly. Such laws prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the CPI by Transparency International, and increase our use of third parties such as sales agents, distributors, resellers or consultants, our risks under these laws will increase. We adopt appropriate policies and procedures and conduct training, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition and results of operations.

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

The market price of our stock and of equity securities of technology companies has historically experienced high levels of volatility. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A common stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	actual or anticipated changes in the expectations of investors or securities analysts;
•	litigation involving us, our industry, or both;
•	regulatory developments in the U.S., foreign countries, or both;
•	general economic conditions and trends;
•	terrorist attacks, natural disasters, public health crises or other major catastrophic events;
•	sales of large blocks of our common stock;
•	departures of key employees; or
•	an adverse impact on us from any of the other risks cited herein.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 56% of the voting power of our outstanding capital stock as of March 31, 2020. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

THE TRADE DESK, INC. (Registrant)

Dated: May 7, 2020	/s/ Blake J. Grayson
Blake J. Grayson
Chief Financial Officer (Principal Financial and Accounting Officer)