Form 10-Q
period 2020-06-30
Trade Desk, Inc.
filed 2020-08-07
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 41,732,110 shares of Class A common stock and 5,015,339 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$426,344	$130,876
Short-term investments, net of allowance for credit losses of $13 and $0 as of June 30, 2020 and December 31, 2019, respectively	128,974	124,112
Accounts receivable, net of allowance for credit losses of $6,853 and $3,920 as of June 30, 2020 and December 31, 2019, respectively	869,064	1,166,376
Prepaid expenses and other current assets	67,437	27,857
TOTAL CURRENT ASSETS	1,491,819	1,449,221
Property and equipment, net	96,075	64,012
Operating lease assets	203,914	173,449
Deferred income taxes	30,648	18,950
Other assets, non-current	26,515	23,129
TOTAL ASSETS	$1,848,971	$1,728,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$656,168	$868,618
Accrued expenses and other current liabilities	43,147	47,178
Operating lease liabilities	31,385	14,577
TOTAL CURRENT LIABILITIES	730,700	930,373
Operating lease liabilities, non-current	205,556	174,873
Debt, net	142,000	—
Other liabilities, non-current	12,364	10,998
TOTAL LIABILITIES	1,090,620	1,116,244
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 41,713 and 40,305 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively Class B, 95,000 shares authorized; 5,016 and 5,171 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	476,859	380,079
Accumulated other comprehensive income	274	—
Retained earnings	281,218	232,438
TOTAL STOCKHOLDERS’ EQUITY	758,351	612,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,848,971	$1,728,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$139,355	$159,924	$300,015	$280,911
Operating expenses:
Platform operations	42,133	35,330	82,341	68,981
Sales and marketing	37,071	31,072	71,365	53,809
Technology and development	40,058	29,452	76,852	54,764
General and administrative	35,865	32,121	74,463	65,738
Total operating expenses	155,127	127,975	305,021	243,292
(Loss) income from operations	(15,772)	31,949	(5,006)	37,619
Other expense (income):
Interest expense (income), net	104	(1,286)	(988)	(2,283)
Foreign currency exchange loss (gain), net	352	(134)	1,586	1,196
Credit loss expense on available-for-sale securities	(262)	—	13	—
Total other expense (income), net	194	(1,420)	611	(1,087)
(Loss) income before income taxes	(15,966)	33,369	(5,617)	38,706
Provision for (benefit from) income taxes	(41,077)	5,569	(54,785)	755
Net income	$25,111	$27,800	$49,168	$37,951
Earnings per share:
Basic	$0.54	$0.63	$1.07	$0.86
Diluted	$0.52	$0.58	$1.01	$0.80
Weighted average shares outstanding:
Basic	46,136	44,404	45,818	44,157
Diluted	48,654	47,828	48,484	47,573

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$25,111	$27,800	$49,168	$37,951
Other comprehensive income:
Change in unrealized gain on available-for-sale investments, net of tax	116	—	274	—
Comprehensive income	$25,227	$27,800	$49,442	$37,951

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A and B		Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of December 31, 2018	43,864	$—	$270,447	$—	$124,120	$394,567
Exercise of common stock options	592	—	9,502	—	—	9,502
Restricted stock, net of forfeitures and shares withheld for taxes	23	—	(1,146)	—	—	(1,146)
Stock-based compensation	—	—	16,324	—	—	16,324
Net income	—	—	—	—	10,151	10,151
Balance as of March 31, 2019	44,479	$—	$295,127	$—	$134,271	$429,398
Exercise of common stock options	284	—	7,473	—	—	7,473
Restricted stock, net of forfeitures and shares withheld for taxes	7	—	(2,488)	—	—	(2,488)
Stock-based compensation	—	—	21,390	—	—	21,390
Issuance of common stock under employee stock purchase plan	153	—	8,648	—	—	8,648
Net income	—	—	—	—	27,800	27,800
Balance as of June 30, 2019	44,923	$—	$330,150	$—	$162,071	$492,221

Balance as of December 31, 2019	45,476	$—	$380,079	$—	$232,438	$612,517
Impact upon adoption of new accounting standard (Note 2)	—	—	—	—	(388)	(388)
Exercise of common stock options	539	—	19,320	—	—	19,320
Restricted stock, net of forfeitures and shares withheld for taxes	20	—	(4,893)	—	—	(4,893)
Stock-based compensation	—	—	23,263	—	—	23,263
Other comprehensive income	—	—	—	158	—	158
Net income	—	—	—	—	24,057	24,057
Balance as of March 31, 2020	46,035	$—	$417,769	$158	$256,107	$674,034
Exercise of common stock options	431	—	22,375	—	—	22,375
Restricted stock, net of forfeitures and shares withheld for taxes	61	—	(2,836)	—	—	(2,836)
Stock-based compensation	—	—	24,516	—	—	24,516
Issuance of common stock under employee stock purchase plan	202	—	15,035	—	—	15,035
Other comprehensive income	—	—	—	116	—	116
Net income	—	—	—	—	25,111	25,111
Balance as of June 30, 2020	46,729	$—	$476,859	$274	$281,218	$758,351

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$49,168	$37,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,260	9,277
Stock-based compensation	46,899	36,926
Allowance for credit losses on accounts receivable	2,384	843
Investment credit loss	13	—
Noncash lease expense	15,825	8,935
Deferred income taxes	(11,697)	—
Other	(2,385)	(2,056)
Changes in operating assets and liabilities:
Accounts receivable	293,577	4,987
Prepaid expenses and other assets	(31,368)	(11,960)
Accounts payable	(214,396)	(28,952)
Accrued expenses and other liabilities	(7,535)	(6,312)
Operating lease liabilities	(4,735)	(5,848)
Net cash provided by operating activities	149,010	43,791
INVESTING ACTIVITIES:
Purchases of investments	(89,689)	(122,432)
Maturities of investments	85,183	22,424
Purchases of property and equipment	(37,720)	(17,002)
Capitalized software development costs	(2,317)	(2,420)
Net cash used in investing activities	(44,543)	(119,430)
FINANCING ACTIVITIES:
Proceeds from line of credit	143,000	—
Repayment on line of credit	(1,000)	—
Payment of debt financing costs	—	(7)
Proceeds from exercise of stock options	41,695	16,975
Proceeds from employee stock purchase plan	15,035	8,648
Taxes paid related to net settlement of restricted stock awards	(7,729)	(3,634)
Net cash provided by financing activities	191,001	21,982
Increase (decrease) in cash and cash equivalents	295,468	(53,657)
Cash and cash equivalents—Beginning of period	130,876	207,232
Cash and cash equivalents—End of period	$426,344	$153,575
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$11,315	$694
Tenant improvements paid by lessor	$—	$413
Asset retirement obligation	$1,601	$615
Stock-based compensation included in capitalized software development costs	$880	$788
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$10,077	$7,709
Right-of-use assets obtained in exchange for operating lease liabilities	$45,951	$48,610

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Operations

The Trade Desk, Inc. (the “Company”) was formed in November 2009 as a Delaware corporation. The Company is headquartered in Ventura, California and has offices in various cities in North America, Europe, Asia and Australia. The Company is a technology company that empowers buyers of advertising by providing a self-service cloud-based platform on which ad buyers can create, manage, and optimize more expressive data-driven digital advertising campaigns across ad formats, including display, video, audio, native, and social, on a multitude of devices, such as computers, mobile devices, and connected TV.

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

Except for the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (“ASC”) 326 or “CECL”), there have been no changes to the Company’s accounting policies and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2019, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.

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

The impact of the decline in business activity brought about by the Coronavirus pandemic (“COVID-19”) continues to evolve. As a result, many of our estimates and assumptions for the three and six months ended June 30, 2020 required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Adoption of New Accounting Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As a result, the Company revised its impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to its marketable securities and allowance for doubtful accounts. The Company adopted ASC 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, was not material.

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

Based on the implementation of CECL during the first quarter of 2020, the Company considers macro-economic factors and industry specific default rates in the valuation of trade receivables and the related allowance for credit losses. The industry specific default rates are applied to the advertiser’s industry if the receivables are subject to sequential liability or the Company is engaged with the advertiser directly. The services of an outside valuation firm were used to assist in the determination of the macro-economic factors and the industry default rates. For the three and six months ended June 30, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of credit defaults by industry.

Revision of Cash and Cash Equivalents and Accounts Payable

The Company previously identified and disclosed an error in its classification of cash and cash equivalents and accounts payable balances at June 30, 2019 of $23.0 million related to certain bank overdrafts. This error had the effect of understating reported cash and cash equivalents and accounts payable by that amount, and it also resulted in an understatement of net cash provided by operating activities in the same amount. The Company determined that this error was not material to the previously issued financial statements. The statement of cash flows for the six months ended June 30, 2019, included in this quarterly report, was revised to correct this error.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impacts of the provisions of ASU 2020-04 on our financial condition, results of operations, and cash flows.

Note 3—Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income	$25,111	$27,800	$49,168	$37,951
Denominator:
Weighted-average shares outstanding—basic	46,136	44,404	45,818	44,157
Effect of dilutive securities:
Options to purchase common stock	2,177	2,901	2,312	2,926
Employee stock purchase plan shares	83	143	100	133
Restricted stock	258	380	254	357
Weighted-average shares outstanding—diluted	48,654	47,828	48,484	47,573
Basic EPS	$0.54	$0.63	$1.07	$0.86
Diluted EPS	$0.52	$0.58	$1.01	$0.80
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	633	668	633	668

Note 4—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of June 30, 2020
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$98,070	$—	$98,070
Level 1:
Money market funds	318,745	—	318,745
Level 2:
Commercial paper	5,030	25,974	31,004
Corporate debt securities	—	67,117	67,117
U.S. government and agency securities	4,499	35,883	40,382
Total	$426,344	$128,974	$555,318

	As of December 31, 2019
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total

Cash	$32,123	$—	$32,123
Level 1:
Money market funds	45,588	—	45,588
Time deposits	35,000	—	35,000
Level 2:
Commercial paper	15,666	24,975	40,641
Corporate debt securities	—	78,998	78,998
U.S. government and agency securities	2,499	20,139	22,638
Total	$130,876	$124,112	$254,988

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the periods presented within this quarterly report were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

June 30, 2020
Due in one year	$108,382
Due in one to two years	20,592
Total	$128,974

Note 5—Leases

The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$10,542	$5,371	$20,080	$10,542
Short-term lease cost	256	475	$495	882
Variable lease cost	1,752	780	$2,563	1,182
Sublease income	(863)	(254)	$(1,853)	(556)
Total lease cost	$11,687	$6,372	$21,285	$12,050

Maturities of lease commitments as of June 30, 2020 were as follows (in thousands):

Year	Amount
2020 (for remaining six months)	$12,533
2021	51,049
2022	48,120
2023	44,102
2024	35,570
Thereafter	165,087
Total undiscounted lease commitments	356,461
Less: commitments for leases not yet commenced	(76,356)
Less: interest	(43,164)
Present value of lease liabilities	236,941
Less: operating lease liabilities, current	(31,385)
Operating lease liabilities, non-current	$205,556

Note 6—Debt

Credit Facility

As of June 30, 2020, the Company’s outstanding debt balance under the Second Amended and Restated Loan and Security Agreement (the “Credit Facility”) was $142.0 million, which bore interest at a weighted average annual rate of 1.68%. The Company was in compliance with all covenants as of June 30, 2020. In March 2020, the Company drew down $143.0 million under the Credit Facility as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the worldwide decline in business activity brought about by the COVID-19. Availability under the credit facility was $1.6 million as of June 30, 2020.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Platform operations	$2,358	$1,331	$3,820	$2,387
Sales and marketing	6,319	4,831	11,633	8,058
Technology and development	7,844	6,497	16,434	11,433
General and administrative	7,413	8,398	15,012	15,048
Total	$23,934	$21,057	$46,899	$36,926

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	4,064	$70.74
Granted	278	294.01
Exercised	(970)	43.04
Cancelled	(95)	115.45
Outstanding as of June 30, 2020	3,277	$96.59
Exercisable as of June 30, 2020	1,444	$44.77

On January 1, 2020, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.8 million shares in accordance with plan provisions.

Restricted Stock

The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2019	457	$120.65
Granted	315	295.54
Vested	(73)	96.89
Forfeited	(32)	153.87
Unvested as of June 30, 2020	667	$204.20

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $6.3 million and $6.4 million for the three months ended June 30, 2020 and 2019, respectively. Stock-based compensation expense related to the ESPP totaled $14.1 million and $10.4 million for the six months ended June 30, 2020 and 2019, respectively.

On January 1, 2020, the number of shares available for issuance under the Company’s ESPP was increased by 0.5 million shares in accordance with plan provisions.

Note 8—Income Taxes

In determining the interim provision for income taxes, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting”. Given the significant uncertainty with respect to the impact of COVID-19 on its business and results of operations, the Company was not currently able to reliably estimate its annual effective income tax rate for 2020. The discrete method treats the year to date period as if it were the annual period and determines the income tax expense or benefit on that basis.

For the three months ended June 30, 2020 and 2019, the provision for (benefit from) income taxes included $48.8 million and $9.3 million, respectively, of benefits associated with stock-based awards. For the six months ended June 30, 2020 and 2019, the provision for (benefit from) income taxes included $73.1 million and $20.3 million, respectively, of benefits associated with stock-based awards. In addition, the income taxes for the six months ended June 30, 2020 includes an income tax benefit attributable to the expected net operating loss (“NOL”) carryback provided for under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The expected NOL carryback applies to the Company’s 2015-2017 income tax years, in which it paid federal income tax at a 35% tax rate.

For the six months ended June 30, 2020, and 2019, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to tax benefits associated with employee exercises of stock options and vesting of restricted stock units, federal rate differential on NOL carrybacks, state taxes, foreign tax rate differences and research and development tax credits.

There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2020, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

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

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
U.S.	$592,490	$642,168	$1,244,688	$1,112,706
International	95,869	107,661	195,426	193,555
Total	$688,359	$749,829	$1,440,114	$1,306,261

Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	June 30, 2020	December 31, 2019
U.S.	$200,290	$157,245
International	99,699	80,216
Total	$299,989	$237,461

Note 10— Commitments and Contingencies

As of June 30, 2020, the Company had various non-cancelable operating lease commitments for office space which have been recorded as Lease Liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.

As of June 30, 2020, the Company had non-cancelable contractual commitments of obligations to its hosting services providers, marketing contracts and providers of software as a service, and these commitments were as follows (in thousands):

Year	Amount
2020 (for remaining six months)	$26,418
2021	34,268
2022	32,927
2023	30,101
2024	40,000
$163,714

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2020.

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

Executive Summary

Highlights

For the three months ended June 30, 2020 and 2019:

•	revenue was $139.4 million and $159.9 million, respectively, representing a decrease of 13%; and
•	net income was $25.1 million and $27.8 million, respectively.

For the six months ended June 30, 2020 and 2019:

•	revenue was $300.0 million and $280.9 million, respectively, representing an increase of 7%; and
•	net income was $49.2 million and $38.0 million, respectively.

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

COVID-19

The worldwide spread of COVID-19 has resulted, and is expected to continue to result, in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting sales channels and advertising and marketing activities for an unknown period of time until the virus is contained or economic activity normalizes. With the current decline in economic activity, our revenue growth has slowed and was negative in the three months ended June 30, 2020, and the impact on our revenue and our results of operations is likely to continue, the size and duration of which we are currently unable to accurately predict. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the virus and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Results of Operations

The following tables set forth our condensed consolidated statements of comprehensive income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$139,355	$159,924	$300,015	$280,911
Operating expenses:
Platform operations	42,133	35,330	82,341	68,981
Sales and marketing	37,071	31,072	71,365	53,809
Technology and development	40,058	29,452	76,852	54,764
General and administrative	35,865	32,121	74,463	65,738
Total operating expenses	155,127	127,975	305,021	243,292
(Loss) income from operations	(15,772)	31,949	(5,006)	37,619
Total other expense (income), net	194	(1,420)	611	(1,087)
(Loss) income before income taxes	(15,966)	33,369	(5,617)	38,706
Provision for (benefit from) income taxes	(41,077)	5,569	(54,785)	755
Net income	$25,111	$27,800	$49,168	$37,951

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	30	22	27	25
Sales and marketing	27	19	24	19
Technology and development	29	18	26	19
General and administrative	26	20	25	23
Total operating expenses	111	80	102	87
(Loss) income from operations	(11)	20	(2)	13
Total other expense (income), net	—	(1)	—	(1)
(Loss) income before income taxes	(11)	21	(2)	14
Provision for (benefit from) income taxes	(29)	3	(18)	—
Net income	18%	18%	15%	14%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended June 30,	$139,355	$159,924	$(20,569)	(13)%
Six months ended June 30,	$300,015	$280,911	$19,104	7%

The decrease in revenue for the three months ended June 30, 2020, compared to the same prior year period, was primarily due to the reduction in advertising spend across our existing clients due to the impact of COVID-19. The increase in revenue for the six months ended June 30, 2020, compared to the same prior year period, was primarily due to increases in gross spend on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended June 30,	$42,133	$35,330	$6,803	19%
Percent of revenue	30%	22%
Six months ended June 30,	$82,341	$68,981	$13,360	19%
Percent of revenue	27%	25%

The increase in platform operations expense for the three months ended June 30, 2020, compared to the same prior year period, was primarily due to increases of $4.5 million in hosting costs, $0.9 million in personnel costs, primarily related to stock-based compensation, and $0.7 million in facilities costs. The increase in hosting costs was due to the continued increase in media impressions presented to our clients. The increase in facilities costs was primarily driven by new office leases to support our growth.

The increase in platform operations expense for the six months ended June 30, 2020, compared to the same prior year period, was primarily due to increases of $7.4 million in hosting costs, $3.0 million in personnel costs, including $1.4 million of stock-based compensation, and $1.7 million in facilities costs. These increases were primarily attributable to the factors described above.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended June 30,	$37,071	$31,072	$5,999	19%
Percent of revenue	27%	19%
Six months ended June 30,	$71,365	$53,809	$17,556	33%
Percent of revenue	24%	19%

The increase in sales and marketing expense for the three months ended June 30, 2020, compared to the same prior year period, was primarily due to increases of $5.4 million in personnel costs, including $1.5 million of stock-based compensation, and $2.1 million in facilities costs. The increase was partially offset by a decrease in marketing costs due to the postponement of corporate events as a result of COVID-19. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in facilities costs was primarily driven by new office leases to support our growth.

The increase in sales and marketing expense for the six months ended June 30, 2020, compared to the same prior year period, was primarily due to increases of $14.6 million in personnel costs, including $3.6 million of stock-based compensation and $3.8 million in facilities costs. These increases were primarily attributable to the factors described above.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended June 30,	$40,058	$29,452	$10,606	36%
Percent of revenue	29%	18%
Six months ended June 30,	$76,852	$54,764	$22,088	40%
Percent of revenue	26%	19%

The increase in technology and development expense for the three months ended June 30, 2020, compared to the same prior year period, was primarily due to increases of $8.2 million in personnel costs, including $1.3 million of stock-based compensation, and $3.0 million in facilities costs. The increase in personnel costs was primarily due to an increase in headcount to maintain and support our technology and development efforts. The increase in facilities costs was primarily driven by new office leases to support our growth.

The increase in technology and development expense for the six months ended June 30, 2020, compared to the same prior year period, was primarily due to increases of $17.6 million in personnel costs, including $5.0 million of stock-based compensation, and $5.2 million in facilities costs. These increases were primarily attributable to the factors described above.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended June 30,	$35,865	$32,121	$3,744	12%
Percent of revenue	26%	20%
Six months ended June 30,	$74,463	$65,738	$8,725	13%
Percent of revenue	25%	23%

The increase in general and administrative expense for the three months ended June 30, 2020, compared to the same prior year period, was primarily due to $2.5 million in facility costs and $1.3 million in professional service fees. The increase in facilities costs was primarily driven by new office leases. The increase in professional services fees was primarily related to finance services to support our growth.

The increase in general and administrative expense for the six months ended June 30, 2020, compared to the same prior year period, was primarily due to increases of $4.9 million in facilities costs and $1.9 million in the allowance for credit losses on accounts receivable. The increase in facilities costs was primarily driven by new office leases to support our growth. The increase in the allowance for credit losses on accounts receivable was primarily due to the adoption of CECL beginning January 1, 2020 as well as the effects of COVID-19 on macro-economic factors used in the valuation of trade receivables and the related allowance for credit losses (refer to Note 2 — Basis of Presentation and Summary of Significant Accounting Policies of our condensed consolidated financial statements).

We expect general and administrative expenses to increase in absolute dollars in future periods. We expect to continue to invest in corporate infrastructure to support growth.

Total Other Expense (Income), Net

	2020	2019	$ Change
	(in thousands)
Three months ended June 30,	$194	$(1,420)	$1,614
Six months ended June 30,	$611	$(1,087)	$1,698

The increase in total other expense (income), net for the three months ended June 30, 2020, compared to the same prior year period, was primarily due to net increases in interest expense of $1.4 million and foreign currency exchange loss, net of $0.5 million partially offset by a decrease in credit loss expense on available-for-sale securities of $0.3 million.

The increase in total other expense (income), net for the six months ended June 30, 2020, compared to the same prior year period, was primarily due to net increases in interest expense of $1.3 million and foreign currency exchange loss, net of $0.4 million.

Provision for (benefit from) Income Taxes

	2020	2019
	($ in thousands)
Three months ended June 30,	$(41,077)	$5,569
Effective tax rate	257%	17%
Six months ended June 30,	$(54,785)	$755
Effective tax rate	975%	2%

The U.S. federal statutory tax rate was 21% for the 2020 and 2019 periods, respectively.

The increase in the income tax benefit for the three months ended June 30, 2020 compared to the prior year period, was primarily due to an increase in the tax benefits associated with employee exercises of stock options and vesting of restricted stock units, coupled with lower pre-tax profitability. In addition, income taxes for the three months ended June 30, 2020 includes an income tax benefit attributable to the expected tax NOL carryback provided for under the CARES Act. The expected NOL carryback applies to our 2015-2017 income tax years, in which we paid federal income tax at a 35% tax rate. For the three months ended June 30, 2020 and 2019, the tax benefits associated with employee exercises of stock options and vesting of restricted stock units were $48.8 million and $9.3 million, respectively.

The increase in the income tax benefit for the six months ended June 30, 2020, compared to the prior year period was primarily due to an increase in the tax benefits associated with employee exercises of stock options and vesting of restricted stock units, and the tax benefit related to the expected NOL carryback noted above. For the six months ended June 30, 2020 and 2019, the tax benefits associated with employee exercises of stock options and vesting of restricted stock units were $73.1 million and $20.3 million, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $426.3 million, including cash of $34.7 million held by our international subsidiaries, short-term investments in marketable securities of $129.0 million and working capital of $761.1 million.

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

Credit Facility

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into “our credit facility”. Available funding commitments to us under our credit facility, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase our credit facility by an amount not to exceed $100.0 million. Availability under the credit facility was $1.6 million as of June 30, 2020.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows provided by operating activities	$149,010	$43,791
Cash flows used in investing activities	$(44,543)	$(119,430)
Cash flows provided by financing activities	$191,001	$21,982

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

For the six months ended June 30, 2020, cash provided by operating activities of $149.0 million resulted primarily from net income adjusted for non-cash items of $113.5 million and a net increase in our working capital of $35.5 million. The net increase in working capital was primarily due to $293.6 million decrease in accounts receivables partially offset by a decrease of $214.4 million in accounts payable and a $31.4 million increase in prepaid expenses and other assets. The decrease in accounts receivable resulted from the decrease in spend through our platform, seasonality and the timing of cash receipts from clients. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data, and add-on features. The increase in prepaid expenses and other assets was attributable to an increase in the income tax receivable primarily related to the tax benefits associated with employee exercises of stock options and vesting of restricted stock units.

For the six months ended June 30, 2019, cash provided by operating activities of $43.8 million resulted primarily from net income adjusted for non-cash items of $91.9 million, partially offset by a net decrease in our working capital of $48.1 million. The net decrease in working capital was primarily due to a decrease of $29.0 million in accounts payable. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features.

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

For the six months ended June 30, 2020, we used $44.5 million of cash in investing activities, consisting of $89.7 million to purchase short-term investments, $37.7 million to purchase property and equipment, and $2.3 million of investments in capitalized software, partially offset by maturities of short term investments of $85.2 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

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

Financing Activities

For the six months ended June 30, 2020, cash provided by financing activities of $191.0 million was primarily due to the $143.0 million proceeds from our credit facility, $41.7 million proceeds from stock option exercises and $15.0 million proceeds from our employee stock purchase plan, partially offset by $7.7 million of taxes paid for restricted stock award settlements.

For the six months ended June 30, 2019, cash provided by financing activities of $22.0 million was primarily due to the $17.0 million proceeds from stock option exercises and $8.6 million proceeds from our employee stock purchase plan, partially offset by $3.6 million of taxes paid for restricted stock award settlements.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2020 other than the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our non-cancelable contractual obligations at June 30, 2020:

	Payments Due by Period
	Less than 1 Year (Remaining 2020)	1-3 Years (2021 and 2022)	3-5 Years (2023 and 2024)	More than 5 Years (Thereafter)	Total
Debt obligations (1)	$1,222	$145,281	$—	$—	$146,503
Operating lease commitments	12,533	99,169	79,672	165,087	356,461
Other contractual commitments	26,418	67,195	70,101	—	163,714
Total	$40,173	$311,645	$149,773	$165,087	$666,678

(1)

Includes $142.0 million of principal obligations pursuant to our credit facility as of June 30, 2020. Our credit facility matures in May 2022. Interest on the principal balance was estimated from July 1, 2020 to the maturity date using a weighted average annual interest rate of 1.68%.

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2020.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our credit facility as of June 30, 2020, a hypothetical one percentage point increase or decrease in the interest rate under our credit facility would result in a corresponding increase or decrease in interest expense of approximately $1.4 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen, Singapore Dollar and Thai Baht. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2020, would result in a foreign currency loss of approximately $13.3 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The substantial majority of our revenue has been derived from clients that programmatically purchase advertising inventory through our platform. We expect that spending on programmatic ad buying will continue to be our primary source of revenue for the foreseeable future and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is an emerging market, and our current and potential clients may not shift to programmatic ad buying from other buying methods as quickly as we expect, which would reduce our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.

In addition, our revenue may not necessarily grow at the same rate as spend on our platform. As the market for programmatic buying for advertising matures, growth in spend may outpace growth in our revenue due to a number of factors, including pricing competition, quantity discounts and shifts in product, media, client and channel mix. A significant change in revenue as a percentage of spend could reflect an adverse change in our business and growth prospects. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock.

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

The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. We have committed, and we plan to continue to commit, resources to grow our business, including to expand our international presence, employee base, and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by COVID-19. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

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

Our sales cycle, from initial contact to contract execution and implementation can take significant time. Our sales efforts involve educating our clients about the use, technical capabilities and benefits of our platform. Some of our clients undertake an evaluation process that frequently involves not only our platform but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new clients and begin generating revenue from these new clients. Even if our sales efforts result in obtaining a new client, under our usage-based pricing model, the client controls when and to what extent it uses our platform. As a result, we may not be able to add clients or generate revenue as quickly as we may expect, which could harm our revenue growth rates.

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

Each advertising channel presents distinct and substantial risk and, in many cases, requires us to continue to develop additional functionality or features to address the particular requirements of the channel. Our ability to provide capabilities across multiple advertising channels, which we refer to as omnichannel, may be constrained if we are not be able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. We may not be able to accurately predict changes in overall advertiser demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. Furthermore, if our channel mix changes due to a shift in client demand, such as clients shifting their spending more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or inventory, then demand for our platform could decrease, and our business, financial condition, and results of operations could be adversely affected.

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

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. If we fail to meet or exceed the operating results expectations of analysts and investors or if analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our common stock could decline. In addition, if one or more of the analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline.

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

As new types of inventory become available, we will need to expend significant resources to ensure we have access to such new inventory. For example, although television advertising is a large market, only a very small percentage of it is currently purchased through digital advertising exchanges. We are investing heavily in our programmatic television offering, including by increasing our workforce and by adding new features, functions and integrations to our platform. If the CTV market does not grow as we anticipate or we fail to successfully serve such market, our growth prospects could be harmed.

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

We have expended significant resources to grow our business in recent years by increasing the offerings of our platform, growing our number of employees and expanding internationally. Despite the decline in revenue during the three months ended June 30, 2020, we anticipate continued growth that could require substantial financial and other resources to, among other things:

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

Investing in the foregoing, however, may not yield anticipated returns, especially during the pendency of the impacts from the COVID-19 pandemic. Consequently, as our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

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

A breach of our security and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. This could result in government investigations, enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. While we contractually prohibit clients, data providers and inventory suppliers from importing or otherwise providing information that directly identifies individuals on our platform, if a partner provided such information in violation of our policies and our systems are breached, we could be subject to contractual breach and indemnification claims from other clients and partners. Cyberattacks could also compromise our own trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business.

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

Recently, the State of California adopted a law broadly regulating businesses’ processing of personal information, the California Consumer Privacy Act of 2018, or CCPA, which went into effect January 1, 2020. The CCPA’s definition of “personal information” is broad enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information (interpreted by many observers to include common advertising technology practices), and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.

The California Attorney General has issued final regulations implementing the CCPA that are likely to be enforceable in the near future, assuming they are approved by the California Office of Administrative Law. Although we have attempted to mitigate certain risks posed by the CCPA through contractual and platform changes, we cannot predict with certainty the timing or outcome of the California Attorney General’s rulemaking or the effect of the CCPA and its implementing regulations on our business. Responding to requirements under the CCPA and the proposed regulations will continue to affect our operations (and those of our industry partners). In addition, a new initiative slated for California’s November ballot, titled the California Privacy Rights Act (CPRA), would impose additional notice and opt out obligations on the digital advertising space. If the CPRA passes (as it is widely expected to do), it will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners.

Laws governing the processing of personal data in Europe (including the European Union and European Economic Area, or EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation, or GDPR, which applies to us, came into effect on May 25, 2018. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework for establishing and managing legal bases under the GDPR and other EU privacy laws including ePrivacy (discussed below). Although the framework is actively in use, we cannot predict its effectiveness over the long term. European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the GDPR’s requirements, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Regulatory investigations and enforcement actions could also impact us. In the U.S., the Federal Trade Commission, or FTC, uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies, including, in Europe, a 2016 inquiry into Criteo’s compliance with French data privacy laws. Advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. We cannot avoid the possibility that one of these investigations or enforcement actions will involve our practices. Further, our legal risk depends in part on our clients’ or other third parties' adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

Adapting our business to the CCPA and its implementing regulations and to the enhanced and evolving privacy obligations in the EU and elsewhere could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under laws including the CCPA and the GDPR and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.

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

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. We have already seen publishers impose varying prohibitions and restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals like Cambridge Analytica. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platform, and otherwise increase our operating and compliance costs. Concerns about political advertising, whether or not valid and whether or not driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or public perception, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future clients.

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the U.S., like many U.S. and European companies, we have relied upon, and are currently certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice as an adequate mechanism by which EU companies may pass personal data to the US. The EU had previously pledged that it would minimize business impact if this occurred, so we may see bridging conditions put in place to a new US-EU agreement, or other guidance from EU authorities (which they have promised). Other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were also questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the U.S. is in question. If there is no interim agreement or guidance from the EU and standard clauses also cannot be used, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If successful challenges leave us with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the US, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. It remains unclear how the recent withdrawal of the United Kingdom, or U.K., from the European Union, referred to as Brexit, will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

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

In addition to our legal obligations, we have committed to comply, and generally require our clients and partners to comply, with applicable self-regulatory principles, such as the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. If we or our clients or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources, and be damaging to our brand, reputation, and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.

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

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers-Apple’s Safari, Mozilla’s Firefox, and Microsoft’s Edge-block third party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely by January 2022. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The IAB and DAA have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads.

Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple recently announced that (likely later this fall) it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.

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

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final proposed regulations (currently pending review and acceptance by the Office of Administrative Law) contemplate browser-based or similar “do not sell” signals. California’s new ballot initiative, the CPRA, similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes, and allows for AG rulemaking to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (such as the proposed ePrivacy Regulation or CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

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

Because we offer a self-service platform, client training and support is important for the successful marketing and continued use of our platform and for maintaining and increasing spend through our platform from existing and new clients. Providing this training and support requires that our platform operations personnel have specific domain knowledge and expertise along with the ability to train others, which makes it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality client service will increase as we expand our business and pursue new clients. If we are not responsive and proactive regarding our clients’ advertising needs, or do not provide effective support for our clients’ advertising campaigns, our ability to retain our existing clients would suffer and our reputation with existing or potential clients would be harmed, which would negatively impact our business.

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

Our international operations and expansion subject us to a variety of additional risks, including:

•

risks related to local advertising markets, where adoption of programmatic ad buying may be slower than in the U.S., advertising buyers and inventory and data providers may be less familiar with demand-side platforms and our brand, and business models may not support our value proposition;

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

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions have enacted or are considering enacting laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Given uncertainty with respect to the impact of COVID-19 on our operations, the income tax benefit/expense we record may vary significantly in future periods.  Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 55% of the voting power of our outstanding capital stock as of June 30, 2020. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: August 6, 2020	/s/ Blake J. Grayson
Blake J. Grayson
Chief Financial Officer (Principal Financial and Accounting Officer)