Form 10-Q
period 2020-09-30
Trade Desk, Inc.
filed 2020-11-06
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 41,948,956 shares of Class A common stock and 5,015,339 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$434,371	$130,876
Short-term investments, net of allowance for credit losses of $11 and $0 as of September 30, 2020 and December 31, 2019, respectively	122,909	124,112
Accounts receivable, net of allowance for credit losses of $7,182 and $3,920 as of September 30, 2020 and December 31, 2019, respectively	1,139,860	1,166,376
Prepaid expenses and other current assets	58,847	27,857
TOTAL CURRENT ASSETS	1,755,987	1,449,221
Property and equipment, net	111,862	64,012
Operating lease assets	202,172	173,449
Deferred income taxes	39,928	18,950
Other assets, non-current	28,479	23,129
TOTAL ASSETS	$2,138,428	$1,728,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$919,694	$868,618
Accrued expenses and other current liabilities	57,724	47,178
Operating lease liabilities	34,735	14,577
TOTAL CURRENT LIABILITIES	1,012,153	930,373
Operating lease liabilities, non-current	205,408	174,873
Debt, net	72,000	—
Other liabilities, non-current	16,240	10,998
TOTAL LIABILITIES	1,305,801	1,116,244
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 41,930 and 40,305 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively Class B, 95,000 shares authorized; 5,015 and 5,171 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	510,017	380,079
Accumulated other comprehensive income	145	—
Retained earnings	322,465	232,438
TOTAL STOCKHOLDERS’ EQUITY	832,627	612,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,138,428	$1,728,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$216,113	$164,203	$516,128	$445,114
Operating expenses:
Platform operations	44,826	39,932	127,167	108,913
Sales and marketing	44,637	36,142	116,002	89,951
Technology and development	41,079	29,185	117,931	83,949
General and administrative	42,789	37,017	117,252	102,755
Total operating expenses	173,331	142,276	478,352	385,568
Income from operations	42,782	21,927	37,776	59,546
Other expense (income):
Interest expense (income), net	235	(1,480)	(740)	(3,763)
Foreign currency exchange (gain) loss, net	(12)	(412)	1,574	784
Total other expense (income), net	223	(1,892)	834	(2,979)
Income before income taxes	42,559	23,819	36,942	62,525
Provision for (benefit from) income taxes	1,312	4,397	(53,473)	5,152
Net income	$41,247	$19,422	$90,415	$57,373
Earnings per share:
Basic	$0.89	$0.43	$1.96	$1.29
Diluted	$0.84	$0.40	$1.86	$1.20
Weighted average shares outstanding:
Basic	46,582	44,771	46,075	44,363
Diluted	49,220	48,037	48,731	47,728

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$41,247	$19,422	$90,415	$57,373
Other comprehensive income:
Change in unrealized (loss) gain on available-for-sale investments, net of tax	(129)	—	145	—
Comprehensive income	$41,118	$19,422	$90,560	$57,373

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A and B		Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance as of December 31, 2018	43,864	$—	$270,447	$—	$124,120	$394,567
Exercise of common stock options	592	—	9,502	—	—	9,502
Restricted stock, net of forfeitures and shares withheld for taxes	23	—	(1,146)	—	—	(1,146)
Stock-based compensation	—	—	16,324	—	—	16,324
Net income	—	—	—	—	10,151	10,151
Balance as of March 31, 2019	44,479	$—	$295,127	$—	$134,271	$429,398
Exercise of common stock options	284	—	7,473	—	—	7,473
Restricted stock, net of forfeitures and shares withheld for taxes	7	—	(2,488)	—	—	(2,488)
Stock-based compensation	—	—	21,390	—	—	21,390
Issuance of common stock under employee stock purchase plan	153	—	8,648	—	—	8,648
Net income	—	—	—	—	27,800	27,800
Balance as of June 30, 2019	44,923	$—	$330,150	$—	$162,071	$492,221
Exercise of common stock options	196	—	4,936	—	—	4,936
Restricted stock, net of forfeitures and shares withheld for taxes	2	—	(1,110)	—	—	(1,110)
Stock-based compensation	—	—	19,923	—	—	19,923
Net income	—	—	—	—	19,422	19,422
Balance as of September 30, 2019	45,121	$—	$353,899	$—	$181,493	$535,392

Balance as of December 31, 2019	45,476	$—	$380,079	$—	$232,438	$612,517
Impact upon adoption of new accounting standard (Note 2)	—	—	—	—	(388)	(388)
Exercise of common stock options	539	—	19,320	—	—	19,320
Restricted stock, net of forfeitures and shares withheld for taxes	20	—	(4,893)	—	—	(4,893)
Stock-based compensation	—	—	23,263	—	—	23,263
Other comprehensive income	—	—	—	158	—	158
Net income	—	—	—	—	24,057	24,057
Balance as of March 31, 2020	46,035	$—	$417,769	$158	$256,107	$674,034
Exercise of common stock options	431	—	22,375	—	—	22,375
Restricted stock, net of forfeitures and shares withheld for taxes	61	—	(2,836)	—	—	(2,836)
Stock-based compensation	—	—	24,516	—	—	24,516
Issuance of common stock under employee stock purchase plan	202	—	15,035	—	—	15,035
Other comprehensive income	—	—	—	116	—	116
Net income	—	—	—	—	25,111	25,111
Balance as of June 30, 2020	46,729	$—	$476,859	$274	$281,218	$758,351
Exercise of common stock options	224	—	12,247	—	—	12,247
Restricted stock, net of forfeitures and shares withheld for taxes	(8)	—	(6,455)	—	—	(6,455)
Stock-based compensation	—	—	27,366	—	—	27,366
Other comprehensive income	—	—		(129)	—	(129)
Net income	—	—	—	—	41,247	41,247
Balance as of September 30, 2020	46,945	$—	$510,017	$145	$322,465	$832,627

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$90,415	$57,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,777	15,246
Stock-based compensation	73,751	56,368
Allowance for credit losses on accounts receivable	2,722	1,647
Noncash lease expense	24,052	15,394
Deferred income taxes	(20,978)	—
Other	1,242	(2,945)
Changes in operating assets and liabilities:
Accounts receivable	21,063	(2,739)
Prepaid expenses and other assets	(23,919)	(19,024)
Accounts payable	47,728	(21,401)
Accrued expenses and other liabilities	11,006	(3,178)
Operating lease liabilities	(10,388)	(8,468)
Net cash provided by operating activities	237,471	88,273
INVESTING ACTIVITIES:
Purchases of investments	(127,117)	(178,179)
Maturities of investments	128,315	55,819
Purchases of property and equipment	(57,721)	(21,659)
Capitalized software development costs	(4,246)	(3,849)
Net cash used in investing activities	(60,769)	(147,868)
FINANCING ACTIVITIES:
Proceeds from line of credit	143,000	—
Repayment on line of credit	(71,000)	—
Payment of debt financing costs	—	(6)
Proceeds from exercise of stock options	53,942	21,911
Proceeds from employee stock purchase plan	15,035	8,648
Taxes paid related to net settlement of restricted stock awards	(14,184)	(4,744)
Net cash provided by financing activities	126,793	25,809
Increase (decrease) in cash and cash equivalents	303,495	(33,786)
Cash and cash equivalents—Beginning of period	130,876	207,232
Cash and cash equivalents—End of period	$434,371	$173,446
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$12,842	$1,968
Asset retirement obligation	$1,601	$3,543
Stock-based compensation included in capitalized software development costs	$1,394	$1,269
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$17,702	$12,268
Right-of-use assets obtained in exchange for operating lease liabilities	$52,238	$147,682

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.

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

As of September 30, 2020, the impact of the Coronavirus pandemic (“COVID-19”) on our business continues to evolve. As a result, many of our estimates and assumptions, including the allowance for credit losses, consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

Based on the implementation of CECL during the first quarter of 2020, the Company considers macro-economic factors and industry specific default rates in the valuation of trade receivables and the related allowance for credit losses. The industry specific default rates are applied to the advertiser’s industry if the receivables are subject to sequential liability or the Company is engaged with the advertiser directly. The services of an outside valuation firm were used to assist in the determination of the macro-economic factors and the industry default rates. For the three and nine months ended September 30, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of credit defaults by industry.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022, and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impacts of the provisions of ASU 2020-04 on our financial condition, results of operations, and cash flows.

Note 3—Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income	$41,247	$19,422	$90,415	$57,373
Denominator:
Weighted-average shares outstanding—basic	46,582	44,771	46,075	44,363
Effect of dilutive securities:
Options to purchase common stock	2,223	2,762	2,282	2,871
Employee stock purchase plan shares	370	141	293	135
Restricted stock	45	363	81	359
Weighted-average shares outstanding—diluted	49,220	48,037	48,731	47,728
Basic EPS	$0.89	$0.43	$1.96	$1.29
Diluted EPS	$0.84	$0.40	$1.86	$1.20
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	188	163	188	163

Note 4—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of September 30, 2020
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$135,564	$—	$135,564
Level 1:
Money market funds	283,606	—	283,606
Level 2:
Commercial paper	13,698	28,875	42,573
Corporate debt securities	1,503	59,173	60,676
U.S. government and agency securities	—	34,861	34,861
Total	$434,371	$122,909	$557,280

	As of December 31, 2019
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$32,123	$—	$32,123
Level 1:
Money market funds	45,588	—	45,588
Time deposits	35,000	—	35,000
Level 2:
Commercial paper	15,666	24,975	40,641
Corporate debt securities	—	78,998	78,998
U.S. government and agency securities	2,499	20,139	22,638
Total	$130,876	$124,112	$254,988

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the periods presented within this quarterly report were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

September 30, 2020
Due in one year	$112,360
Due in one to two years	10,549
Total	$122,909

Note 5—Leases

The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$10,768	$8,547	$30,848	$19,089
Short-term lease cost	228	491	723	1,373
Variable lease cost	1,688	654	4,251	1,836
Sublease income	(936)	(271)	(2,789)	(827)
Total lease cost	$11,748	$9,421	$33,033	$21,471

Maturities of lease commitments as of September 30, 2020 were as follows (in thousands):

Year	Amount
2020 (for remaining three months)	$5,248
2021	52,334
2022	49,788
2023	45,603
2024	37,035
Thereafter	167,800
Total undiscounted lease commitments	357,808
Less: commitments for leases not yet commenced	(76,178)
Less: interest	(41,487)
Present value of lease liabilities	240,143
Less: operating lease liabilities, current	(34,735)
Operating lease liabilities, non-current	$205,408

Note 6—Debt

Credit Facility

As of September 30, 2020, the Company’s outstanding debt balance under the Second Amended and Restated Loan and Security Agreement among the Company and a syndicate of banks, led by Citibank, N.A., as agent (the “Credit Facility”) was $72.0 million, which bore interest at a weighted average annual rate of 1.64%. The Company was in compliance with all covenants as of September 30, 2020. In March 2020, the Company drew down $143.0 million under the Credit Facility as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the worldwide decline in business activity brought about by COVID-19. Subsequent to March 2020, we repaid $71.0 million from available working capital. Availability under the Credit Facility was $70.8 million as of September 30, 2020. In October 2020, the Company repaid the remaining balance on its Credit Facility.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Platform operations	$1,639	$1,507	$5,459	$3,894
Sales and marketing	6,916	5,036	18,549	13,094
Technology and development	7,911	7,146	24,345	18,579
General and administrative	10,386	5,753	25,398	20,801
Total	$26,852	$19,442	$73,751	$56,368

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	4,064	$70.74
Granted	292	301.49
Exercised	(1,194)	45.20
Cancelled	(150)	123.00
Outstanding as of September 30, 2020	3,012	$100.66
Exercisable as of September 30, 2020	1,478	$52.22

On January 1, 2020, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.8 million shares in accordance with plan provisions.

Restricted Stock

The following summarizes restricted stock activity:

	RSU (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2019	457	$120.65
Granted	347	309.80
Vested	(108)	126.65
Forfeited	(51)	158.05
Unvested as of September 30, 2020	645	$218.53

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $3.7 million and $7.3 million for the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense related to the ESPP totaled $17.8 million and $17.7 million for the nine months ended September 30, 2020 and 2019, respectively.

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

For the three months ended September 30, 2020 and 2019, the provision for (benefit from) income taxes included $25.6 million and $7.7 million, respectively, of benefits associated with stock-based awards. For the nine months ended September 30, 2020 and 2019, the provision for (benefit from) income taxes included $98.7 million and $28.0 million, respectively, of benefits associated with stock-based awards. In addition, the income taxes for the nine months ended September 30, 2020 includes an income tax benefit attributable to the expected net operating loss (“NOL”) carryback provided for under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The expected NOL carryback applies to the Company’s 2015-2017 income tax years, in which it paid federal income tax at a 35% tax rate.

For the nine months ended September 30, 2020, and 2019, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to tax benefits associated with employee exercises of stock options and vesting of restricted stock units, state taxes, foreign tax rate differences, the federal rate differential on NOL carrybacks, and research and development tax credits.

There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2020, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

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

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
U.S.	$940,055	$641,555	$2,184,743	$1,754,261
International	150,495	109,463	345,921	303,018
Total	$1,090,550	$751,018	$2,530,664	$2,057,279

Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	September 30, 2020	December 31, 2019
U.S.	$212,064	$157,245
International	101,970	80,216
Total	$314,034	$237,461

Note 10— Commitments and Contingencies

As of September 30, 2020, the Company had non-cancelable contractual commitments of obligations to its hosting services providers, marketing contracts and providers of software as a service, and these commitments were as follows (in thousands):

Year	Amount
2020 (for remaining three months)	$16,016
2021	36,580
2022	34,828
2023	30,142
2024	32,500
$150,066

As of September 30, 2020, the Company had various non-cancelable operating lease commitments for office space which have been recorded as Lease Liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2020.

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

Executive Summary

Highlights

For the three months ended September 30, 2020 and 2019:

•	revenue was $216.1 million and $164.2 million, respectively, representing an increase of 32%; and
•	net income was $41.2 million and $19.4 million, respectively.

For the nine months ended September 30, 2020 and 2019:

•	revenue was $516.1 million and $445.1 million, respectively, representing an increase of 16%; and
•	net income was $90.4 million and $57.4 million, respectively.

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

Results of Operations

The following tables set forth our condensed consolidated statements of comprehensive income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$216,113	$164,203	$516,128	$445,114
Operating expenses:
Platform operations	44,826	39,932	127,167	108,913
Sales and marketing	44,637	36,142	116,002	89,951
Technology and development	41,079	29,185	117,931	83,949
General and administrative	42,789	37,017	117,252	102,755
Total operating expenses	173,331	142,276	478,352	385,568
Income from operations	42,782	21,927	37,776	59,546
Total other expense (income), net	223	(1,892)	834	(2,979)
Income before income taxes	42,559	23,819	36,942	62,525
Provision for (benefit from) income taxes	1,312	4,397	(53,473)	5,152
Net income	$41,247	$19,422	$90,415	$57,373

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	21	24	25	24
Sales and marketing	21	22	22	20
Technology and development	19	18	23	19
General and administrative	20	23	23	23
Total operating expenses	80	87	93	87
Income from operations	20	13	7	13
Total other expense (income), net	—	(1)	—	(1)
Income before income taxes	20	14	7	14
Provision for (benefit from) income taxes	1	3	(11)	1
Net income	19%	11%	18%	13%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended September 30,	$216,113	$164,203	$51,910	32%
Nine months ended September 30,	$516,128	$445,114	$71,014	16%

The increase in revenue for the three and nine months ended September 30, 2020, compared to the same prior year period, was primarily due to increases in gross spend on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client, partially offset by a reduction in advertising spend due to the impact of COVID-19 in the latter part of the first quarter and during the second quarter.

Platform Operations

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended September 30,	$44,826	$39,932	$4,894	12%
Percent of revenue	21%	24%
Nine months ended September 30,	$127,167	$108,913	$18,254	17%
Percent of revenue	25%	24%

The increase in platform operations expense for the three months ended September 30, 2020, compared to the same prior year period, was primarily due to increases of $4.6 million in hosting costs. The increase in hosting costs was due to the continued increase in media impressions presented to our clients.

The increase in platform operations expense for the nine months ended September 30, 2020, compared to the same prior year period, was primarily due to increases of $12.0 million in hosting costs and $3.3 million in facilities costs. The increase in hosting costs was primarily attributable to the factor described above. The increase in facilities costs was primarily driven by new office leases to support our growth.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended September 30,	$44,637	$36,142	$8,495	24%
Percent of revenue	21%	22%
Nine months ended September 30,	$116,002	$89,951	$26,051	29%
Percent of revenue	22%	20%

The increase in sales and marketing expense for the three months ended September 30, 2020, compared to the same prior year period, was primarily due to increases of $9.9 million in personnel costs, including $1.9 million of stock-based compensation, and $0.8 million in facilities costs. The increase was partially offset by a decrease in marketing costs related to decreased company branding expenses compared to the same prior year period and postponement of corporate events as a result of COVID-19. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in facilities costs was primarily driven by new office leases to support our growth.

The increase in sales and marketing expense for the nine months ended September 30, 2020, compared to the same prior year period, was primarily due to increases of $24.5 million in personnel costs, including $5.5 million of stock-based compensation and $4.6 million in facilities costs. These increases were primarily attributable to the factors described above.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended September 30,	$41,079	$29,185	$11,894	41%
Percent of revenue	19%	18%
Nine months ended September 30,	$117,931	$83,949	$33,982	40%
Percent of revenue	23%	19%

The increase in technology and development expense for the three months ended September 30, 2020, compared to the same prior year period, was primarily due to increases of $11.4 million in personnel costs, including $0.8 million of stock-based compensation, and $1.4 million in facilities costs. The increase in personnel costs was primarily due to an increase in headcount to maintain and support our technology and development efforts. The increase in facilities costs was primarily driven by new office leases to support our growth.

The increase in technology and development expense for the nine months ended September 30, 2020, compared to the same prior year period, was primarily due to increases of $29.2 million in personnel costs, including $5.8 million of stock-based compensation, and $6.6 million in facilities costs. These increases were primarily attributable to the factors described above.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spending on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2020	2019	$	%
	($ in thousands)
Three months ended September 30,	$42,789	$37,017	$5,772	16%
Percent of revenue	20%	23%
Nine months ended September 30,	$117,252	$102,755	$14,497	14%
Percent of revenue	23%	23%

The increase in general and administrative expense for the three months ended September 30, 2020, compared to the same prior year period, was primarily due to increases of $4.7 million of stock-based compensation and $2.5 million in professional service fees. The increases were partially offset by cost savings from the postponement of certain corporate events due to COVID-19. The increase in professional services fees was primarily related to our current proxy solicitation.

The increase in general and administrative expense for the nine months ended September 30, 2020, compared to the same prior year period, was primarily due to increases of $5.7 million in facilities costs, $4.6 million of stock-based compensation and $1.5 million in the allowance for credit losses on accounts receivable. The increase in facilities costs was primarily driven by new office leases to support our growth. The increases were partially offset by the postponement of employee-related corporate events due to COVID-19. The increase in the allowance for credit losses on accounts receivable was primarily due to the adoption of CECL beginning January 1, 2020 as well as the effects of COVID-19 on macro-economic factors used in the valuation of trade receivables and the related allowance for credit losses (refer to Note 2 — Basis of Presentation and Summary of Significant Accounting Policies of our condensed consolidated financial statements).

We expect general and administrative expenses to increase in absolute dollars in future periods. We expect to continue to invest in corporate infrastructure to support growth.

Total Other Expense (Income), Net

	2020	2019	$ Change
	(in thousands)
Three months ended September 30,	$223	$(1,892)	$2,115
Nine months ended September 30,	$834	$(2,979)	$3,813

The increase in total other expense (income), net for the three months ended September 30, 2020, compared to the same prior year period, was primarily due to net increases in interest expense of $1.7 million and net foreign currency exchange loss of $0.4 million.

The increase in total other expense (income), net for the nine months ended September 30, 2020, compared to the same prior year period, was primarily due to net increases in interest expense of $3.0 million and foreign currency exchange loss, net of $0.8 million.

Provision for (benefit from) Income Taxes

	2020	2019
	($ in thousands)
Three months ended September 30,	$1,312	$4,397
Effective tax rate	3%	18%
Nine months ended September 30,	$(53,473)	$5,152
Effective tax rate	(145)%	8%

The U.S. federal statutory tax rate was 21% for the 2020 and 2019 periods, respectively.

The decrease in income tax expense for the three months ended September 30, 2020 compared to the prior year period, was primarily due to an increase in the tax benefits associated with employee exercises of stock options and vesting of restricted stock units, partially offset by higher pre-tax profitability. In addition, income taxes for the three months ended September 30, 2020 includes an income tax benefit attributable to the expected NOL carryback provided for under the CARES Act. The expected NOL carryback applies to our 2015–2017 income tax years, in which we paid federal income tax at a 35% tax rate. For the three months ended September 30, 2020 and 2019, the tax benefits associated with employee exercises of stock options and vesting of restricted stock units were $25.6 million and $7.7 million, respectively.

The decrease in income tax expense for the nine months ended September 30, 2020, compared to the prior year period was primarily due to an increase in the tax benefits associated with employee exercises of stock options and vesting of restricted stock units and the tax benefit related to the expected NOL carryback noted above. For the nine months ended September 30, 2020 and 2019, the tax benefits associated with employee exercises of stock options and vesting of restricted stock units were $98.7 million and $28.0 million, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $434.4 million, including cash of $41.5 million held by our international subsidiaries, short-term investments in marketable securities of $122.9 million and working capital of $743.8 million.

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

There can be no assurances that we will be able to raise additional capital. An inability to raise capital could adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. In light of the recent worldwide COVID-19 pandemic, we are closely monitoring the effect that current economic conditions may have on our working capital requirements.

Credit Facility

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into our credit facility. Available funding commitments to us under our credit facility, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase our credit facility by an amount not to exceed $100.0 million. In March 2020, we drew down $143.0 million under the credit facility as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the worldwide decline in business activity resulting from COVID-19. Subsequent to March 2020, we repaid $71.0 million from available working capital. Availability under the credit facility was $70.8 million as of September 30, 2020. In October 2020, we repaid the remaining balance on our credit facility.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows provided by operating activities	$237,471	$88,273
Cash flows used in investing activities	$(60,769)	$(147,868)
Cash flows provided by financing activities	$126,793	$25,809

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients, and related payments to our suppliers for advertising inventory and data. We typically pay suppliers in advance of collections from our clients. Our collection and payment cycles can vary from period to period. In addition, we expect seasonality to impact cash flows from operating activities on a sequential quarterly basis during the year.

For the nine months ended September 30, 2020, cash provided by operating activities of $237.5 million resulted primarily from net income adjusted for non-cash items of $192.0 million and a net increase in our working capital of $45.5 million. The net increase in working capital was primarily due to $21.1 million decrease in accounts receivables and $47.7 million increase in accounts payable, partially offset by $23.9 million increase in prepaid expenses and other assets. The decrease in accounts receivable resulted from seasonality, and the timing of cash receipts from clients. The increase in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data, and add-on features. The increase in prepaid expenses and other assets was attributable to an increase in the income tax receivable primarily related to the tax benefits associated with employee exercises of stock options and vesting of restricted stock units.

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

Investing Activities

Our primary investing activities consist of investing in short-term investments in marketable securities, purchases of property and equipment for the expansion of our new facilities in support of our expanding headcount as a result of our growth, and capital expenditures to develop our software in support of enhancing our technology platform. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the nine months ended September 30, 2020, we used $60.8 million of cash in investing activities, consisting of $127.1 million to purchase short-term investments, $57.7 million to purchase property and equipment, and $4.2 million of investments in capitalized software, partially offset by maturities of short term investments of $128.3 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

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

Financing Activities

For the nine months ended September 30, 2020, cash provided by financing activities of $126.8 million was primarily due to net proceeds of $72.0 million from our credit facility, $53.9 million proceeds from stock option exercises and $15.0 million proceeds from our employee stock purchase plan, partially offset by $14.2 million of taxes paid for restricted stock award settlements.

For the nine months ended September 30, 2019, cash provided by financing activities of $25.8 million was primarily due to the $21.9 million proceeds from stock option exercises and $8.6 million proceeds from the employee stock purchase plan, partially offset by $4.7 million of taxes paid for restricted stock award settlements.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2020 other than the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our non-cancelable contractual obligations at September 30, 2020:

	Payments Due by Period
	Less than 1 Year (Remaining 2020)	1-3 Years (2021 and 2022)	3-5 Years (2023 and 2024)	More than 5 Years (Thereafter)	Total
Debt obligations (1)	$287	$73,378	$—	$—	$73,665
Operating lease commitments	5,248	102,122	82,638	167,800	357,808
Other contractual commitments	16,016	71,408	62,642	—	150,066
Total	$21,551	$246,908	$145,280	$167,800	$581,539

(1)

Includes $72.0 million of principal obligations pursuant to our credit facility as of September 30, 2020. Our credit facility matures in May 2022. Interest on the principal balance was estimated from October 1, 2020 to the maturity date using a weighted average annual interest rate of 1.42%.

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2020.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our credit facility as of September 30, 2020, a hypothetical one percentage point increase or decrease in the interest rate under our credit facility would result in a corresponding increase or decrease in interest expense of approximately $0.7 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Indonesian Rupiah, Japanese Yen, Singapore Dollar, and Thai Baht. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2020, would result in a foreign currency loss of approximately $16.9 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The loss of advertising agencies as clients could significantly harm our business, financial condition, and results of operations.

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

We had approximately 820 clients, consisting primarily of advertising agencies, as of December 31, 2019. Many of these agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers, are located, at the agency, local branch, or division level. If all of our individual client contractual relationships were aggregated at the holding company level, Publicis Groupe and Omnicom Group Inc. would each represent more than 10% of our gross billings for 2019.

In most cases, we enter into separate contracts and billing relationships with the individual agencies and account for them as separate clients. However, some holding companies for these agencies may choose to exert control over the individual agencies in the future. If so, any loss of relationships with such holding companies and, consequently, of their agencies, local branches or divisions, as clients could significantly harm our business, financial condition, and results of operations.

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

Our operations are subject to a range of external factors related to the COVID-19 pandemic that are not within our control. We have taken precautionary measures intended to minimize the risk of the spread of the virus to our employees, partners and clients, and the communities in which we operate. A wide range of governmental restrictions has also been imposed on our employees, clients and partners’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and client service efforts, delay and lengthen our sales cycles, decrease our employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm our business and results of operations.

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

Our current and potential competitors may have significantly more financial, technical, marketing, and other resources than we have, which may allow them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, and may be better positioned to execute on advertising conducted over certain channels, such as social media, mobile, and video. Some of our competitors may have a longer operating history and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our platform and could result in increased pricing pressure, increased sales and marketing expense, or the loss of market share.

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

We have expended significant resources to grow our business in recent years by increasing the offerings of our platform, growing our number of employees and expanding internationally. Despite the decline in revenue during the three months ended September 30, 2020, we anticipate continued growth that could require substantial financial and other resources to, among other things:

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

If we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, then, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. Such failures could also subject us to investigations by Nasdaq, the stock exchange on which our securities are listed, the SEC or other regulatory authorities, and to litigation from stockholders, which could harm our reputation, financial condition, or divert financial and management resources from our core business.

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

Recently, the State of California adopted two laws broadly regulating businesses’ processing of personal information, the California Consumer Privacy Act of 2018, or CCPA, and the California Privacy Rights Act, or CPRA. The CCPA, which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information (interpreted by many observers to include common advertising technology practices), and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.

The California Attorney General issued final regulations implementing the CCPA that became enforceable recently. Additional modifications to the regulations were proposed in October 2020. In addition, a new ballot initiative that just passed, the CPRA, would impose additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt-out for behavioral advertising. When the CPRA goes into full effect in January 2023, it will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners. Although we have attempted to mitigate certain risks posed by the CCPA and CPRA through contractual and platform changes, we cannot predict with certainty the effect of the CCPA and CPRA and their implementing regulations on our business. Responding to requirements under these laws and the related regulations will continue to affect our operations (and those of our industry partners).

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

Regulatory investigations and enforcement actions could also impact us. In the U.S., the Federal Trade Commission, or FTC, uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies, including, in Europe, a 2016 inquiry into Criteo’s compliance with French data privacy laws. Advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. In response to these complaints, the Belgian Data Protection Authority recently issued a report questioning the legal validity of an industry framework to process personal data for targeted advertising purposes. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties' adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

Adapting our business to the CCPA, the CPRA and their implementing regulations and to the enhanced and evolving privacy obligations in the EU and elsewhere could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under laws including the CCPA, CPRA and the GDPR and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.

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

Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple announced earlier this year that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. Apple initially targeted this fall for implementing these changes but has pushed that date out until at least early next year. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.

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

We have personnel in countries within North America, Central America, Europe, Asia, and Australia, and we are continuing to expand our international operations. Some of the countries into which we are, or potentially may, expand score unfavorably on the Corruption Perceptions Index, or CPI, of the Transparency International. Our teams in locations outside the U.S. are substantially smaller than some of our teams in the U.S. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, or we are unable to secure quality non-U.S. ad inventory and data on reasonable terms due to our limited inventory and data team capacity, we may be unable to effectively grow in international markets.

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
•

risks related to compliance with local laws and regulations, including those relating to privacy, cybersecurity, data security, antitrust, data localization, anti-bribery, import and export controls, economic sanctions (including to existing and potential partners and clients), tax and withholding (including overlapping of different tax regimes), varied labor and employment laws (including those relating to termination of employees); corporate formation and other regulatory limitations or obligations on our operations (such as obtaining requisite licenses), and the increased administrative costs and risks associated with such compliance;

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

Our future success depends on the continuing efforts of our executive officers and other key employees, including our two founders, Jeff T. Green, our Chief Executive Officer, and David R. Pickles, our Chief Technology Officer. We rely on the leadership, knowledge, and experience that our executive officers provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. We also rely on our ability to hire and retain qualified and motivated employees, particularly those employees in our product development, support, and sales teams that attract and keep key clients.

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

We became a public company in September 2016. Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

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

Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, financial condition, and results of operations could be harmed.

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

The market price of our stock and of equity securities of technology companies has historically experienced high levels of volatility. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A common stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	actual or anticipated changes in the expectations of investors or securities analysts;
•	litigation involving us, our industry, or both;
•	regulatory developments in the U.S., foreign countries, or both;
•	general economic conditions and trends;
•	terrorist attacks, natural disasters, public health crises, or other major catastrophic events;
•	sales of large blocks of our common stock;

•	departures of key employees; or
•	an adverse impact on us from any of the other risks cited herein.

In addition, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition, or results of operations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our core business, and adversely affect our business.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock would collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock, and our certificate of incorporation, as currently in effect, further provides that all Class B common stock will convert automatically into Class A common stock when the number of outstanding shares of our Class B common stock represent less than 10% of all outstanding shares of our Class A and Class B common stock.  Additionally, our board of directors has recently proposed for stockholder approval, amendments to our certificate of incorporation to change the events upon which all of our shares of Class B common stock will automatically convert into Class A common stock. If such amendments are approved, the duration of this concentrated control could be extended to a set period of five years from the date of such amendments. As of September 30, 2020, Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 55% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters , as the holders of Class B common stock are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the proposed amendments and related matters to be voted on at our upcoming Special Meeting of Stockholders to be held on December 7, 2020, or the Special Meeting, we may experience legal proceedings, including securities class action claims and/or derivative litigation. Any legal proceedings related to items to be voted upon at the Special Meeting may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as transfers effected for estate planning or charitable purposes. However, until the automatic conversion of all outstanding shares of Class B common stock, the conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the voting power of those holders of Class B common stock who retain their shares in the long term.

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

Our certificate of incorporation and bylaws, as currently in effect, contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions:

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees, or our stockholders owed to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or (4) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in other judicial forums for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees in jurisdictions other than Delaware. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect our business, financial condition, or results of operations.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	9/6/2016	3.2

3.2	Amended and Restated Bylaws.	S-1	8/22/2016	3.4

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

10.1	Employment agreement dated as of August 24, 2020, between The Trade Desk, Inc. and Jay Grant				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: November 5, 2020	/s/ Blake J. Grayson
Blake J. Grayson
Chief Financial Officer (Principal Financial and Accounting Officer)