Form 10-K
period 2020-12-31
Trade Desk, Inc.
filed 2021-02-19
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, based on the closing sales price for the Registrant’s Class A common stock, as reported on the NASDAQ Global Market, was approximately $16,815,566,802. As of January 31, 2021, there were 42,598,726 shares of the registrant’s Class A common stock outstanding and 4,780,900 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

THE TRADE DESK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

•	If we fail to maintain and grow our client base and spend through our platform, our revenue and business may be negatively impacted.
•	The loss of advertising agencies as clients could significantly harm our business, financial condition and results of operations.
•

If we fail to innovate or make the right investment decisions in our offerings and platform, we may not attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.

•

The market for programmatic buying for advertising campaigns is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

•	The effects of health epidemics, such as the ongoing global COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.
•	The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.
•

We often have long sales cycles, which can result in significant time between initial contact with a prospect and execution of a client agreement, making it difficult to project when, if at all, we will obtain new clients and when we will generate revenue from those clients.

•

We are subject to payment-related risks that may adversely affect our business, working capital, financial condition and results of operations, including from advertising agencies that do not pay us until they receive payment from their advertisers and from clients that dispute or do not pay their invoices.

•

Any decrease in the use of the advertising channels that we are primarily dependent upon, failure to expand the use of emerging channels, or unexpected shift in use among the channels in which we operate, could harm our growth prospects, financial condition and results of operations.

•	If our access to quality advertising inventory is diminished or fails to expand, our revenue could decline and our growth could be impeded.
•	Seasonal fluctuations in advertising activity could have a negative impact on our revenue, cash flow and results of operations.
•

We may experience outages and disruptions on our platform if we fail to maintain adequate security and supporting infrastructure as we scale our platform, which may harm our reputation and negatively impact our business, financial condition and results of operations.

•

If unauthorized access is obtained to user, client or inventory and third-party provider data, or our platform is compromised, our services may be disrupted or perceived as insecure, and as a result, we may lose existing clients or fail to attract new clients, and we may incur significant reputational harm and legal and financial liabilities.

•

Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our platform or business model, which may have a material adverse effect on our business.

•

Third parties control our access to unique identifiers, and if the use of “third-party cookies” or other technology to uniquely identify devices is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices and web browsers, or our and our clients’ ability to use data on our platform is otherwise restricted, our performance may decline, and we may lose advertisers and revenue.

•	The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.
•	Substantial future sales of shares of our common stock could cause the market price of our Class A common stock to decline.
•

Insiders have substantial control over our company, including as a result of the dual class structure of our common stock, which could limit your ability to influence the outcome of key decisions, including a change of control.

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements described above.

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

We commercially launched our platform in 2011, targeting the display advertising channel. Since launching, we have added additional advertising channels. In 2020, the gross spend on our platform came from multiple channels including mobile, video (which includes CTV), display, audio, native and social channels.

Our clients are primarily the advertising agencies and other service providers for advertisers, with whom we enter into ongoing master services agreements (“MSAs”). We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

The Trade Desk is a Delaware corporation established in 2009 and headquartered in Ventura, California.

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

Convergence of TV and the Internet. We are witnessing a generational shift from linear TV to CTV with the convergence of the Internet and television programming. New technologies allow more video content to be delivered more seamlessly over the Internet, accelerating consumer demand to watch what they want, when they want and where they want. The current worldwide rollout of 5G, the fifth generational standard for wireless networks, will bring significantly faster data transfer speeds with less latency, and a better user experience, to consumers of mobile video. We believe these technologies will continue to feed consumer demand for CTV (including mobile video) and bring about new opportunities for content owners and advertisers to connect with consumers.

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

Digital Advertising Ecosystem

The digital advertising eco-system is divided into buyers, sellers and marketplaces, which can be further segmented on the basis of whether participants provide services or technology. We believe that participants on the buy-side or sell-side should be advocates for their buyers or sellers, while those in the marketplace business should act as a referee or have market-driven incentives to protect or enhance the integrity of the marketplace. We believe that there are inherent conflicts of interest when market participants serve both buyers and sellers.

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

•

We Are a Clear Box, Not a Black Box. Our platform is transparent and shows our clients their costs of advertising inventory and data, our platform fee, and detailed performance metrics on their advertising campaigns. Our clients directly access and execute campaigns on our platform, control all facets of inventory purchasing decisions, and receive detailed, real-time reporting on all their advertising campaigns. By providing transparent information on our platform, our clients are able to continually compare results and target their budgets to the most effective advertising inventory, data providers, and channels.

•

We Are an Open Platform. Clients can customize and build their own features on top of our platform. Clients may use our APIs to, for example, design their own user interface, bulk manage advertising campaigns, and link other systems, including ad servers or reporting tools. By using our APIs or by working with our engineering team, clients can invest their own resources to build their own proprietary tools for reporting, campaign strategy, custom algorithms, proprietary data use, or other use cases. Our open platform approach enables our advertising agency and service provider clients to provide differentiated offerings to their clients, which we believe leads to long-term relationships and increased use of our platform.

Our Platform

At the core of our platform is our bid-factor based architecture, which we believe has advantages over line-item based architectures that other buy-side systems use. Our bid-factor-based system allows users to define desirable factors and the value associated with those factors. Based on these factors, our platform can compute in real-time the value of impressions and bid only for optimal impressions. Because of the granularity of the bid factors, users of our platform can rapidly create billions of different bid permutations with only a few clicks. This expressiveness enables better targeting, pricing and campaign results.

Our platform is useful and user-friendly based on the following:

•

Easy to Use, Open and Customizable. Our platform provides multiple, easy-to-use automation tools that help our users focus on managing the key factors affecting their campaigns. Our platform also enables clients to integrate custom features and interfaces for their own use through our APIs.

•

Expressiveness. Our platform allows clients to easily define and manage advertising campaigns with multiple targeting parameters that could result in quadrillions of permutations, which we refer to as expressiveness. We believe that expressiveness provides clients with the ability to target audiences with an extremely high level of precision and thus obtain higher returns on their advertising spend.

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

Some of the key features of our platform are:

•

Auto-Optimization. We provide auto-optimization features that allow buyers to automate their campaigns and support them with computer generated modeling and decision making. In addition, by giving clients full reporting, budgeting, and bidding transparency, clients can take control of targeting variables when desired, and apply algorithmic automation when appropriate.

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

•

Koa Artificial Intelligence. Koa, a predictive engine that helps platform users make data-driven decisions without sacrificing control or transparency, makes recommendations for campaign optimizations based on its sophisticated analysis of rich data sets. Advertisers can then choose which optimizations make the most sense for their campaigns.

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

•

Grow Our Client Base. We have extensive relationships with many advertising agencies and other service providers, and believe that, given the decentralized nature of the advertising industry, we have the opportunity to expand our relationships within these agencies and with additional agencies, advertisers, and service providers. We expect to continue making investments in growing our sales and client service team to support this strategy.

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

•

Build Industry-Wide Collaboration and Support for Unified ID 2.0. We intend to build support for Unified ID 2.0, a new open-source identity framework under development that aims to preserve the value of relevant advertising on the open internet without reliance upon third-party cookies, while giving consumers more transparency and control over their data.

Our Clients

Our clients consist of purchasers of programmatic advertising inventory and data. As of December 31, 2020, we had approximately 875 clients, consisting primarily of advertising agencies or groups within advertising agencies that have independent relationships with us, manage budgets independently of one-another, are based in different jurisdictions, and are served by unique Trade Desk teams. Many of these agencies are owned by holding companies, where decision-making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. Our client count includes only those parties which have signed MSAs with us and have spent more than $20,000 on our platform.

If all of our individual client contractual relationships were aggregated at the holding company level, two clients would have each represented more than 10% of our gross billings in 2020, two clients would have each represented more than 10% of our gross billings in 2019 and two clients would have each represented more than 10% of our gross billings in 2018. Our contractual and billing arrangement with Omnicom Group Inc. is at the holding company level and accounted for 10% of our gross billings in 2019 and 2018. For Publicis Groupe and WPP plc, we enter into separate contracts and billing relationships with various of its individual agencies and account for them as separate clients. We do not have any contractual relationship with Publicis Groupe or the holding company WPP plc. Publicis Media Inc., which is affiliated with Publicis Groupe, accounted for 11% of our gross billings in 2020, 13% of our gross billings in 2019 and 20% in 2018. WPP plc, if our contractual relationships were aggregated at the holding company level, would have accounted for 11% of gross billings in 2020.

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

Our clients are loyal, as reflected by our client retention rate of over 95% in 2020, 2019 and 2018. In addition, our clients typically grow their use of our platform over time.

Our Advertising and Data Inventory Suppliers

For suppliers of programmatic advertising inventory and data, we believe that we are an important business partner, as we represent one of the largest sources of buy-side demand within the digital advertising industry.

We obtain digital advertising inventory from 82 directly integrated ad exchanges and supply-side platforms, providing us with access to a breadth of programmatic advertising inventory across computers, mobile devices and CTV.

For third-party data vendors, we believe that we represent an important distribution channel. As of December 31, 2020, we have integrated our platform with 237 third-party data vendors whose products we make available for purchase through our platform.

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

To help train our clients, suppliers and other digital media participants, we have created an e-learning program called The Trade Desk Edge Academy. We believe that this initiative is an important component in our strategy of enabling rapid onboarding to our platform.

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

Our Human Capital

We believe that our values of vision, agility, grit, openness, generosity and being full-hearted have been an important component of our success. Behind all our innovations are the talented people around the world who bring them to life. To continue to produce such innovations, we believe that it is crucial that we continue to attract and retain top talent. We strive to make The Trade Desk a diverse and inclusive workplace, where our people feel they belong, with opportunities for our employees to grow and develop their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. To ensure we live our values, and our culture stays unique and strong, our board of directors and executive team has put significant focus on our human capital resources.

As of December 31, 2020, we had 1,545 full-time employees in 14 countries. Regionally, North America, APAC (Asia Pacific) and EMEA (Europe, Middle East and Africa) make up approximately 66%, 17% and 17% of our workforce, respectively.

Diversity and Inclusion

We are committed to fostering a culture of inclusion and belonging in which all employees are empowered to bring their whole, authentic selves to work every day. At The Trade Desk, we believe in the people who work for us, and as part of our investment in our people, we prioritize diversity and inclusion. Our goal is to create a culture where we value, respect, and provide fair treatment and opportunities for all employees. We conduct an employee annual survey to give employees the opportunity to provide feedback on our culture.  This survey is managed by a third-party vendor to encourage candor and solicit feedback on many aspects of engagement, including company leadership, culture, inclusion, and career development.  Our leaders review the survey feedback and work with their teams to take action based on survey results.

We demonstrate this commitment through a strategy of education, celebration, donations to the community, diversifying our talent, and creating forums for internal dialogue and listening. Our global leadership team is 64% male and 36% female.

Talent Development

Despite our rapid growth, we still cherish our roots as a startup and our company culture of ownership. We empower employees to develop their skills and abilities by acting on great ideas regardless of their role or function, which translates into personal investment in building our organization. We work to provide an environment where talented individuals and teams can thrive in fulfilling careers.

To set our global team up for success, we define key competencies for roles that are aligned to our values and extend to all levels of leadership regardless of experience and role. We encourage everyone to create individual development plans leveraging competency frameworks tied into their chosen career path, outlining a specific plan and actions to increase proficiency or learn new skills. We seek to provide a wide range of learning and development opportunities in both individual and group settings with formal, social and experiential learning.

Compensation and Benefits

We provide compensation and benefits programs to help meet the needs of our employees and reward their efforts and contributions. We seek fairness in total compensation with reference to external comparisons, internal comparisons and the relationship between management and non-management compensation.

In addition to salaries, we provide competitive compensation programs commensurate with our peers and industry.  Such compensation and benefit programs may include bonuses, equity awards, 401(k) plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs and tuition assistance, among many others. Such programs and our overall compensation packages seek to facilitate retention of key personnel.

Health, Safety and Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. In response to the COVID-19 pandemic, we implemented significant changes such as implementing and facilitating teleworking that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. We continue to evolve our programs to meet our employees’ health and wellness needs.

Development of International Markets

We have been increasing our focus on markets outside the U.S. to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the U.S. seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about our geographic gross billings is set forth in Note 12—Segment and Geographic Information of “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, patent and trademark laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. We have a small number of patents, however, historically, we have not patented our proprietary technology in order to keep our technology architecture, trade secrets, and engineering roadmap private. Our patent applications may not result in the issuance of any patents, and any issued patents may not actually provide adequate defensive protection or competitive advantages to us. Our ability to continually develop new intellectual property and deliver new functionality quickly serves to protect us against competitors in digital advertising technology. We believe our platform is difficult to replicate and would be expensive and time-consuming to build.

Collection and Use of Data; Privacy and Data Protection Legislation and Regulation

We and our clients currently use pseudonymous data about Internet and mobile app users on our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to end users based on their geographic locations, the type of device they are using, their interests as inferred from their web browsing or app usage activity, or their relationships with our clients. Such data is passed to us from third parties, including original equipment manufacturers, application providers, and publishers. We do not use this data to discover the identity of individuals, and we currently prohibit clients, data providers and inventory suppliers from importing data that directly identifies individuals onto our platform.

Our ability, like those of other advertising technology companies, to collect, augment, analyze, use and share data relies upon the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. The processes used to identify devices and similar and associated technologies are governed by U.S. and foreign laws and regulations and dependent upon their implementation within the industry ecosystem. Such laws, regulations, and industry standards may change from time to time, including those relating to the level of consumer notice, consent and/or choice required when a company employs cookies or other electronic tools to collect data about interactions with users online.

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

The CCPA creates individual data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposes special rules on the collection of consumer data from minors, creates new notice obligations and new limits on and rules regarding the “sale” of personal information (interpreted by many observers to include common advertising practices), and creates a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility to a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope. There have been many class action lawsuits filed invoking the CCPA outside of the private right of action provided for by the law. It is unclear at this point whether any of these claims will be accepted by the courts. In addition, the California Privacy Rights Act, or CPRA, recently passed, which will impose additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt out for behavioral advertising. When the CPRA goes into full effect in January 2023, it will impose additional restrictions on us and on our industry partners; it is difficult to predict with certainty the full effect of the CPRA and its implementing regulations on the industry.

As our business is global, our activities are also subject to foreign legislation and regulation. In the European Union (including the European Economic Area (the “EEA”) and the countries of Iceland, Liechtenstein and Norway), or EU, separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. The General Data Protection Regulation (“GDPR”), which applies to us, came into effect on May 25, 2018. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework for establishing and managing legal bases under the GDPR and other EU privacy laws including ePrivacy (discussed below). Although the framework is actively in use, it is under attack by the Belgian Data Protection Authority and others and we cannot predict its effectiveness over the long term.  European regulators have questioned the framework’s viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Continuing to maintain compliance with the GDPR’s requirements, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, and may lead to significant changes in our business operations, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Additionally, in the EU, EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access, and provided consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the Cookie Directive in some markets. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Although it remains under debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies, and the fines and penalties for breach may be significant. We cannot yet determine the impact such future laws, regulations, and standards may have on our business.

For the transfer of personal data from the EU to the U.S., like many U.S. and European companies, we have relied upon, and are currently certified under, the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the Court of Justice of the European Union as an adequate mechanism by which EU companies may pass personal data to the US. Other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were also questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the U.S. is in question. If there is no interim agreement and standard clauses also cannot be used, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If successful challenges leave us with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the U.S., that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to need to divert resources from other aspects of our operations. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. It remains unclear how the withdrawal of the United Kingdom, or U.K., from the European Union, referred to as Brexit, will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. The CPRA similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes, and allows for AG rulemaking to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (as it arguably is to some degree under the CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

We participate in several industry self-regulatory programs, mainly initiated by the Network Advertising Initiative, or NAI, the Digital Advertising Alliance, or DAA, and their international counterparts. Our efforts to comply with the self-regulatory principles of these programs include offering end users notice and choice when advertising is served to them based, in part, on their interests. We believe that this user-centric approach to addressing consumer privacy empowers consumers to make informed decisions on the use of their data.

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

To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we make available. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with ours, our ability to sell our services to new or existing clients could be impaired. We have spent significant effort in cultivating our relationships with advertising agencies, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have MSAs in place with our clients, such agreements allow our clients to change the amount they spend through our platform or terminate our services with limited notice. We do not typically have exclusive relationships with our clients and there is limited cost to moving their media spend to our competitors. As a result, we have limited visibility to our future advertising revenue streams. We cannot assure you that our clients will continue to use our platform or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that our revenue or revenue growth rate could be significantly reduced, and our business negatively impacted.

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

We had approximately 875 clients, consisting primarily of advertising agencies, as of December 31, 2020. Many of these agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers, are located, at the agency, local branch, or division level. If all of our individual client contractual relationships were aggregated at the holding company level, Publicis Groupe and WPP plc would have each represented more than 10% of our gross billings for 2020.

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

The effects of health epidemics, such as the ongoing global COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.

Our business and operations have been and could in the future be adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and are significantly impacting economic activity and financial markets. Many marketers have decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity, and other COVID-related impacts, which have negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict. In addition, our clients’ and advertisers’ businesses or cash flows have been and may continue to be negatively impacted by the COVID-19 pandemic, which has and may continue to lead them to seek adjustments to payment terms or delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations may be adversely impacted.

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

The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. We have committed, and we plan to continue to commit, resources to grow our business, including to expand our international presence, employee base, and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.

We operate in a highly competitive and rapidly changing industry. We expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants develop and offer new products and services aimed at capturing advertising spend or disrupting the digital marketing landscape, such as analytics, automated media buying and exchanges.

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

Our revenue, cash flow, results of operations and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for it. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods. Our historical revenue growth has lessened the impact of seasonality, however, seasonality could have a more significant impact on our revenue, cash flow and results of operations from period to period if our growth rate declines, if seasonal spending becomes more pronounced, or if seasonality otherwise differs from our expectations.

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

We have expended significant resources to grow our business in recent years by increasing the offerings of our platform, growing our number of employees and expanding internationally. Despite the initial decline in revenue in response to the COVID-19 pandemic, we anticipate continued growth that could require substantial financial and other resources to, among other things:

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

Investing in the foregoing, however, may not yield anticipated returns, especially during the period of impact from the COVID-19 pandemic. Consequently, as our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

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

A breach of our security and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. This could result in government investigations, enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. While we contractually prohibit clients, data providers and inventory suppliers from importing or otherwise providing information that directly identifies individuals onto our platform, if a partner provided such information in violation of our policies and our systems are breached, we could be subject to contractual breach and indemnification claims from other clients and partners. Our platform may also receive data or information that was identifiable prior to such data and information being aggregated or pseudonymized, and if our systems are breached and such data or information is compromised, it could be damaging to our brand, reputation, and business.  Cyberattacks could also compromise our own trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business.

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

The global regulatory landscape regarding the protection of personal information is evolving, and U.S. (state and federal) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., a federal privacy law is the subject of active discussion and several bills have been introduced

Recently, the State of California adopted two laws broadly regulating businesses’ processing of personal information, the California Consumer Privacy Act of 2018, or CCPA, and the California Privacy Rights Act, or CPRA. The CCPA, which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information (interpreted by many observers to include common advertising technology practices), and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.

Further, the CPRA recently passed, which imposes additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt-out for behavioral advertising. When the CPRA goes into full effect in January 2023, it will cause us to incur additional compliance costs and may impose additional restrictions on us and on our industry partners. Although we have attempted to mitigate certain risks posed by the CCPA and CPRA through contractual and platform changes, we cannot predict with certainty the effect of the CCPA and CPRA and their implementing regulations on our business. Responding to requirements under these laws and the related regulations will continue to affect our operations (and those of our industry partners).

Laws governing the processing of personal data in Europe (including the European Union and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation, or GDPR, which applies to us, came into effect on May 25, 2018. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework for establishing and managing legal bases under the GDPR and other EU privacy laws including ePrivacy (discussed below). Although the framework is actively in use, we cannot predict its effectiveness over the long term. European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, we have to comply with both the GDPR and the United Kingdom Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR and the United Kingdom Data Protection Act 2018, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the U.S., like many U.S. and European companies, we have relied upon, and are currently certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice as an adequate mechanism by which EU companies may pass personal data to the US, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the U.S. is in question. If there is no interim agreement or guidance from the EU and standard clauses also cannot be used, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If successful challenges leave us with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the US, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. It remains unclear how the recent withdrawal of the United Kingdom, or U.K., from the European Union, referred to as Brexit, will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

Regulatory investigations and enforcement actions could also impact us. In the U.S., the Federal Trade Commission, or FTC, uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties' adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

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

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. We saw publishers impose varying prohibitions and restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals, such as the scandal involving Cambridge Analytica. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platform, and otherwise increase our operating and compliance costs. Concerns about political advertising or other advertising in areas deemed sensitive, whether or not valid and whether or not driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or public perception, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future clients.

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

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers-Apple’s Safari, Mozilla’s Firefox, and Microsoft’s Edge-block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely by January 2022. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The IAB and DAA have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads.

Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple announced last year that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. Apple initially targeted fall 2020 for implementing these changes but has pushed that date out until at least early 2021. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could impact our growth in this channel.

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

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final regulations browser-based or similar “do not sell” signals. California’s CPRA, similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for AG rulemaking to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (as it arguably is to some degree under the CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

Increased transparency into the collection and use of data for digital advertising, introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, the CCPA, “Do Not Track”, and ePrivacy, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.

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
•

risks related to compliance with local laws and regulations, including those relating to privacy, cybersecurity, data security, antitrust, data localization, anti-bribery, import and export controls, economic sanctions (including to existing and potential partners and clients), tax and withholding (including overlapping of different tax regimes), varied labor and employment laws (including those relating to termination of employees); corporate formation, partnership, restrictions on foreign ownership or investment, and other regulatory limitations or obligations on our operations (such as obtaining requisite licenses or other governmental requirements); and the increased administrative costs and risks associated with such compliance;

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

The market price of our stock and of equity securities of technology companies has historically experienced high levels of volatility. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A common stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	actual or anticipated changes in the expectations of investors or securities analysts;
•	litigation involving us, our industry, or both;
•	regulatory developments in the U.S., foreign countries, or both;
•	general economic conditions and trends;
•	terrorist attacks, political upheaval, natural disasters, public health crises, or other major catastrophic events;
•	sales of large blocks of our common stock;
•	departures of key employees; or
•	an adverse impact on us from any of the other risks cited herein.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock in the aggregate. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025 unless converted prior to such date.  As of December 31, 2020, stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold approximately 54% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or control matters requiring approval by our stockholders, including the election of the directors, excluding the director we plan to designate as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, or the Special Meeting, we may experience legal proceedings, including securities class action claims and/or derivative litigation. Any legal proceedings related to items voted upon at the Special Meeting may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as transfers effected for estate planning or charitable purposes. However, until the conversion of all outstanding shares of Class B common stock, the conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the voting power of those holders of Class B common stock who retain their shares in the long term.

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
•

specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, our chief executive officer, or a stockholder that has held at least 20% of our outstanding shares of common stock continuously for one year;

•

prohibit stockholder action by written consent until the outstanding shares of Class B common stock represent less than 50% of our outstanding voting power, which until such time requires all stockholder actions to be taken at a meeting of our stockholders;

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

General Risk Factors

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

The phase out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

Our revolving credit facility has interest rates tied to LIBOR.  On November 30, 2020, the ICE Benchmark Administration (the Financial Conduct Authority-regulated and authorized administrator of LIBOR) announced that it would cease the publication of the one week and two-month USD LIBOR settings at the end of 2021 and phase out the remaining USD LIBOR settings by the end of 2023. Although many of our LIBOR-based obligations provide for alternative methods of calculating the interest rate payable if LIBOR is not reported, the extent and manner of any future changes with respect to methods of calculating LIBOR or replacing LIBOR with another benchmark are unknown and impossible to predict at this time and, as such, may result in interest rates that are materially higher than current interest rates. This could materially and adversely affect our results of operations, cash flows and liquidity.

Our tax liabilities may be greater than anticipated.

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions have enacted or are considering enacting laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Given uncertainty with respect to the impact of the COVID-19 pandemic on our operations, the income tax benefit/expense we record may vary significantly in future periods.  Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal offices in Ventura, California. We also lease office and data center space in various cities within the U.S., Europe, Asia and Australia. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock began trading on the NASDAQ Global Market on September 21, 2016 under the symbol “TTD”. Prior to this date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock. Refer to Note 9 to our audited consolidated financial statements for more information regarding capitalization.

Holders of Record

As of January 31, 2021, there were approximately 14 holders of record of our Class A common stock and 13 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between September 21, 2016 (our initial trading day) and December 31, 2020, with the comparative cumulative total returns of the Standard & Poor’s (S&P) 500 Index, NASDAQ 100 Index and Russell 3000 Index over the same period. As previously discussed, we have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not reinvestment of cash dividends, whereas the data for the S&P 500 Index, NASDAQ 100 Index and Russell 3000 Index assumes reinvestments of dividends. The graph assumes the closing market price on September 21, 2016 of $30.10 per share as the initial value of our Class A common stock. The returns shown are based on historical results and are not necessarily indicative of, nor intended to forecast, future stock price performance.

3,000.00
2,500.00
2,000.00
1,500.00
1,000.00
500.00
0.00
09/21/2016
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
The Trade Desk, Inc.
S&P 500 Index
NASDAQ 100 Index
Russell 3000 Index

Item 6. Selected Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated. We have derived the selected consolidated statements of operations data for 2020, 2019, and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$836,033	$661,058	$477,294	$308,217	$202,926
Operating expenses (1):
Platform operations	178,812	156,180	114,098	66,230	39,876
Sales and marketing	174,742	132,882	87,071	61,379	46,056
Technology and development	166,654	116,752	83,892	52,806	27,313
General and administrative	171,617	143,048	84,910	58,446	32,163
Total operating expenses	691,825	548,862	369,971	238,861	145,408
Income from operations	144,208	112,196	107,323	69,356	57,518
Total other expense (income), net	305	(4,024)	1,586	5,731	13,684
Income before income taxes	143,903	116,220	105,737	63,625	43,834
Provision for (benefit from) income taxes	(98,414)	7,902	17,597	12,827	23,352
Net income	$242,317	$108,318	$88,140	$50,798	$20,482
Net income (loss) attributable to common stockholders (2)	$242,317	$108,318	$88,140	$50,798	$(26,727)
Net income (loss) per share attributable to common stockholders–basic (2)	$5.24	$2.43	$2.08	$1.26	$(1.46)
Net income (loss) per share attributable to common stockholders–diluted (2)	$4.95	$2.27	$1.92	$1.15	$(1.46)

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Financial and Operating Data:
Gross spend (3)	$4,198,568	$3,128,872	$2,350,877	$1,555,856	$1,027,984
Gross billings (4)	$4,168,260	$3,095,687	$2,285,013	$1,491,742	$990,561

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$624,038	$254,988	$207,232	$155,950	$133,400
Accounts receivable, net	1,584,109	1,166,376	834,764	599,565	377,240
Total assets (5)	2,753,645	1,728,761	1,117,872	797,164	537,596
Accounts payable	1,348,480	868,618	669,147	490,377	321,163
Long-term debt, net of current portion	—	—	—	27,000	25,847
Total liabilities (5)	1,740,500	1,116,244	723,305	551,581	373,216
Total stockholders’ equity	1,013,145	612,517	394,567	245,583	164,380

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Platform operations	$8,794	$5,350	$4,463	$2,674	$756
Sales and marketing	29,726	20,769	11,306	6,261	1,707
Technology and development	36,672	26,553	13,855	6,661	1,513
General and administrative	36,583	28,086	12,586	5,721	1,080
Total	$111,775	$80,758	$42,210	$21,317	$5,056

Refer to Note 10 to our audited consolidated financial statements for more information regarding stock-based compensation expense.

(2)

Refer to Note 3 to our audited consolidated financial statements for a description of the net income (loss) attributable to common stockholders and net income (loss) per share attributable to common stockholders—basic and diluted computations.

(3)

Gross spend includes the value of a client’s purchases through our platform plus our platform fee, which is a percentage of a client’s purchases through the platform. We review gross spend for internal management purposes to assess market share and scale, and to plan for optimal levels of support for our clients. Some companies in our industry report revenue on a gross basis or use similar metrics, so tracking our gross spend allows us to compare our results to the results of those companies. Gross spend does not represent our revenue reported net on a GAAP basis. Our gross spend is influenced by the volume and characteristics of bids for advertising inventory won through our platform. We expect our revenue as a percentage of gross spend, which is sometimes referred to as take rate, to fluctuate due to the types of services and features selected by our clients through our platform and certain volume discounts. Other companies, including companies in our industry, may calculate gross spend or similarly titled measures differently, which reduces its usefulness as a comparative measure.

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

(5)

The selected financial data for 2020 and 2019 reflects the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).  Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for further detail. The selected financial data for 2018, 2017 and 2016 does not reflect the adoption of ASU No. 2016-02.

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

The following generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussion of historical items and year-to-year comparisons between 2019 and 2018 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with SEC on February 28, 2020. References to “Notes” are notes included in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

We commercially launched our platform in 2011, targeting the display advertising channel. Since launching, we have added additional advertising channels. In 2020, the gross spend on our platform came from multiple channels including mobile, video (which includes CTV), display, audio, native and social channels.

Our clients are primarily the advertising agencies and other service providers for advertisers, with whom we enter into ongoing MSAs. We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

Executive Summary

Highlights

For the years ended December 31, 2020 and 2019:

•	our revenue was $836.0 million and $661.1 million, respectively, representing an increase of 26%; and
•	our net income was $242.3 million and $108.3 million, respectively.

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

We believe the markets outside of the U.S., and in particular China, offer an opportunity for growth, although such markets also may pose challenges related to compliance with local laws and regulations, restrictions on foreign ownership or investment, uncertainty related to trade relations, and variety of additional risks. We intend to make additional investments in sales and marketing and product development to expand in these markets, including China, where we are making significant investments in our platform and growing our team.

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

In order to analyze gross spend contributions and growth from existing clients, we measure annual gross spend for the set of clients, or cohort, that commenced spending on our platform in a specific year relative to subsequent periods. The gross spend from each of our cohorts has increased over subsequent periods. However, over time we will likely lose clients from each cohort, clients may spend less on our platform and the growth rate of gross spend may change. Any such change could have a significant negative impact on gross spend and operating results.

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

Operating Expenses

We classify our operating expenses into the following four categories and allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount for these categories:

Platform Operations. Platform operations expense consists of expenses related to hosting our platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (“QPS”) and providing support to our clients. Platform operations expense includes hosting costs, personnel costs, and amortization of acquired technology and capitalized software costs for the development of our platform. Personnel costs included in platform operations include salaries, bonuses, stock-based compensation, and employee benefit costs, and are primarily attributable to personnel who provide our clients with support using our platform and the personnel who support our platform. We capitalize certain costs associated with the development of our platform and amortize these costs in platform operations over their estimated useful lives.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of QPS through our platform and hire additional personnel to support our clients.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and commission costs, for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities. Commissions costs are expensed as incurred.

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

Technology and Development. Our technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs, third-party consultant costs associated with the ongoing development and maintenance of our platform and integrations with our advertising and data inventory suppliers, and amortization of capitalized third-party software used in the development of our platform. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in other assets, non-current on our consolidated balance sheet. We amortize capitalized software development costs relating to our platform in platform operations expense.

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

General and Administrative. Our general and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs associated with our executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, and credit loss expense.

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

Foreign Currency Exchange Loss, Net. Foreign currency exchange loss, net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and, to a much lesser extent, accounts payable that are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen and Indonesian Rupiah.

Provision for (benefit from) Income Taxes

The provision for (benefit from) income taxes consists primarily of U.S. federal, state, and foreign income taxes. Our income tax provision (benefit) may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate, and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We evaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period. Our income tax provision (benefit) may also be affected by the timing of vesting and/or exercise of our stock-based awards. The extent of the impact may be subject to volatility resulting from changes in our stock price and volume of transactions by employees.

Our effective tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to tax benefits associated with employee exercises of stock options and vesting of restricted stock units, state taxes, research and development tax credits, the federal rate differential on NOL carrybacks, and foreign tax rate differences.

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

	For the Year Ended December 31,
	2020	2019
	(in thousands)
Revenue	$836,033	$661,058
Operating expenses:
Platform operations	178,812	156,180
Sales and marketing	174,742	132,882
Technology and development	166,654	116,752
General and administrative	171,617	143,048
Total operating expenses	691,825	548,862
Income from operations	144,208	112,196
Total other expense (income), net	305	(4,024)
Income before income taxes	143,903	116,220
Provision for (benefit from) income taxes	(98,414)	7,902
Net income	$242,317	$108,318

	For the Year Ended December 31,
	2020	2019
	(as a percentage of revenue*)
Revenue	100%	100%
Operating expenses:
Platform operations	21	24
Sales and marketing	21	20
Technology and development	20	18
General and administrative	21	22
Total operating expenses	83	83
Income from operations	17	17
Total other expense (income), net	—	(1)
Income before income taxes	17	18
Provision for (benefit from) income taxes	(12)	1
Net income	29%	16%

*	Percentages may not sum due to rounding.

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,		2020 vs 2019 Change
	2020	2019	$	%
	(in thousands, except percentages)
Revenue	$836,033	$661,058	$174,975	26%

The increase in revenue was primarily due to an increase in gross spend on our platform driven by our existing clients. Gross spend on our platform by existing clients added prior to 2020 increased by 28% in the aggregate in 2020, and these existing clients represented approximately 94% of the total gross spend in 2020. In 2020, 53% of existing clients added prior to 2020 increased their gross spend on our platform and their average increase in gross spend was approximately $3.3 million.

Revenue as a percentage of gross spend in the aggregate may fluctuate from period to period based on our client mix and the extent to which clients utilize our platform’s features.

Platform Operations

	Year Ended December 31,		2020 vs 2019 Change
	2020	2019	$	%
	(in thousands, except percentages)
Platform operations	$178,812	$156,180	$22,632	14%
Percent of revenue	21%	24%

The increase in platform operations expense was primarily due to increases of $14.6 million in hosting costs and $5.7 million in facilities costs and allocated overhead. The increase in hosting costs was primarily attributable to supporting the increased use of our platform by our clients. The increase in facilities costs was primarily driven by new data center locations and leases for additional office space to support our growth.

We expect platform operations expenses to increase in absolute dollars in future periods, as we continue to experience increased volumes of QPS through our platform and hire additional personnel to support our clients.

Sales and Marketing

	Year Ended December 31,		2020 vs 2019 Change
	2020	2019	$	%
	(in thousands, except percentages)
Sales and marketing	$174,742	$132,882	$41,860	32%
Percent of revenue	21%	20%

The increase in sales and marketing expense was primarily due to increases of $39.8 million in personnel costs, including $9.0 million of stock-based compensation, and $5.6 million in allocated facilities costs. These increases were partially offset by lower marketing costs of $3.5 million. The increase in personnel costs was primarily due to an increase in headcount in order to support our sales efforts and to continue to develop and maintain relationships with our clients. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our growth. The decrease in overall marketing expenses was largely driven by brand identity campaign expenses incurred in 2019 combined with curtailment of our participation in industry events, tradeshows, and related public relations activities due to the COVID-19 pandemic in 2020.  These sales and marketing expenses may increase in 2021 depending on the impact of the COVID-19 pandemic and the potential return of in-person events.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

	Year Ended December 31,		2020 vs 2019 Change
	2020	2019	$	%
	(in thousands, except percentages)
Technology and development	$166,654	$116,752	$49,902	43%
Percent of revenue	20%	18%

The increase in technology and development expense was primarily due to increases of $45.3 million in personnel costs, including $10.1 million of stock-based compensation, and $7.6 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our growth.

We expect technology and development expense to increase in absolute dollars, as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and ramp up the volume of advertising spend on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

	Year Ended December 31,		2020 vs 2019 Change
	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	$171,617	$143,048	$28,569	20%
Percent of revenue	21%	22%

The increase in general and administrative expense was primarily due to increases of $12.2 million in professional services fees, $9.1 million in personnel costs, and $6.8 million in allocated facilities costs. The increase in professional services fees was primarily related to the proxy solicitation for our special meeting of stockholders in December 2020. The increase in personnel costs was primarily driven by increases in payroll related costs of $10.2 million and stock-based compensation costs of $8.6 million due to our hiring and growth, partially offset by a decrease of $9.6 million in reduced employee-related corporate events and travel due to the COVID-19 pandemic. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our growth.

We expect general and administrative expenses to increase in absolute dollars in future periods, as we continue to invest in corporate infrastructure to support our growth.

Other Expense (Income), Net

	Year Ended December 31,		2020 vs 2019 Change
	2020	2019	$
	(in thousands)
Total other expense (income), net	$305	$(4,024)	$4,329

The increase in total other expense (income), net was primarily due to an increase in interest expense of $1.2 million and a decrease in interest income of $2.9 million. The increase in interest expense was attributable to a draw under the Credit Facility earlier in 2020 to provide increased liquidity due to the COVID-19 pandemic. In October 2020, this debt was paid down in full. The decrease in interest income was attributable to lower interest rates during 2020.

Provision for (benefit from) Income Taxes

	Year Ended December 31,
	2020	2019
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(98,414)	$7,902
Effective tax rate	(68)%	7%

The difference between the effective tax rate in 2020 of (68)% and the U.S. federal statutory income tax rate of 21% was primarily due to the impact of tax benefits associated with stock-based awards, research and development tax credits, and net operating loss carryback from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), partially offset by the impact of taxes in foreign jurisdictions. For 2020, the provision for income taxes included $134.6 million of benefits associated with stock-based awards, $20.2 million of research and development tax credits, and $17.0 million of benefits associated with net operating loss carryback from the CARES Act.

The difference between the effective tax rate in 2019 of 7% and the U.S. federal statutory income tax rate of 21% was primarily due to the impact of tax benefits associated with stock-based awards partially offset by the impact of taxes in foreign jurisdictions. For 2019, the provision for income taxes included $43.1 million of benefits associated with stock-based awards.

Quarterly Results of Operations

The following tables set forth our quarterly unaudited consolidated statements of operations data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2020. We have prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
Revenue	$319,905	$216,113	$139,355	$160,660	$215,944	$164,203	$159,924	$120,987
Operating expenses:
Platform operations	51,645	44,826	42,133	40,208	47,267	39,932	35,330	33,651
Sales and marketing	58,740	44,637	37,071	34,294	42,931	36,142	31,072	22,737
Technology and development	48,723	41,079	40,058	36,794	32,803	29,185	29,452	25,312
General and administrative	54,365	42,789	35,865	38,598	40,293	37,017	32,121	33,617
Total operating expenses	213,473	173,331	155,127	149,894	163,294	142,276	127,975	115,317
Income (loss) from operations	106,432	42,782	(15,772)	10,766	52,650	21,927	31,949	5,670
Total other expense (income), net	(529)	223	194	417	(1,045)	(1,892)	(1,420)	333
Income (loss) before income taxes	106,961	42,559	(15,966)	10,349	53,695	23,819	33,369	5,337
Provision for (benefit from) income taxes	(44,941)	1,312	(41,077)	(13,708)	2,750	4,397	5,569	(4,814)
Net income	$151,902	$41,247	$25,111	$24,057	$50,945	$19,422	$27,800	$10,151
Earnings per share:
Basic	$3.24	$0.89	$0.54	$0.53	$1.13	$0.43	$0.63	$0.23
Diluted	$3.05	$0.84	$0.52	$0.50	$1.06	$0.40	$0.58	$0.21

	Three Months Ended
	Dec 31,	Sept 30,	Jun 30,	Mar 31,	Dec 31,	Sept 30,	Jun 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Operating expenses:
Platform operations	16	21	30	25	22	24	22	28
Sales and marketing	18	21	27	21	20	22	19	19
Technology and development	15	19	29	23	15	18	18	21
General and administrative	17	20	26	24	19	23	20	28
Total operating expenses	67	80	111	93	76	87	80	95
Income (loss) from operations	33	20	(11)	7	24	13	20	5
Total other expense (income), net	—	—	—	—	—	(1)	(1)	—
Income (loss) before income taxes	33	20	(11)	6	25	14	21	4
Provision for (benefit from) income taxes	(14)	1	(29)	(9)	1	3	3	(4)
Net income	47%	19%	18%	15%	24%	11%	18%	8%

*	Percentages may not sum due to rounding.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $437.4 million, including cash of $61.1 million held by our international subsidiaries, and short-term investments in marketable securities of $186.7 million, and working capital of $835.6 million.

We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our credit facility (refer to the section captioned “Credit Facility” below) will be sufficient to meet our working capital requirements for at least the next 12 months. Our current credit facility matures in May 2022. Further, in November 2020, we filed a shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Annual Report on Form 10-K.

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

Credit Facility

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into the Second Amended and Restated Loan and Security Agreement (the “Second A&R Credit Agreement”, which we also refer to as “our credit facility”). Available funding commitments to us under our credit facility, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase our credit facility by an amount not to exceed $100.0 million. In March 2020, we drew down $143.0 million under our credit facility as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the worldwide decline in business activity resulting from the COVID-19 pandemic. By October 2020, we repaid the entire balance on our credit facility from available working capital. As of December 31, 2020, availability under the Second A&R Credit Facility was $142.8 million.

For additional information regarding the Second A&R Credit Agreement, refer to Note 7—Debt.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash flows provided by operating activities	$405,069	$60,205
Cash flows used in investing activities	$(143,271)	$(163,841)
Cash flows provided by financing activities	$44,679	$27,280

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

In 2020, cash provided by operating activities of $405.1 million resulted primarily from net income adjusted for non-cash items of $390.1 million and a net increase in our operating assets and liabilities of $15.0 million. The net increase in working capital was primarily related to an increase in accounts payable of $481.3 million, partially offset by an increase in accounts receivable of $418.1 million and $66.7 million increase in prepaid expenses and other assets. The increase in account payable was primarily due to an increase in payables to suppliers for the cost of advertising inventory, data, and add-on features as a result of increased spend through our platform. The increase in accounts receivable resulted from the increase in spend through our platform, seasonality and the timing of cash receipts from clients. The increase in prepaid expenses and other assets was attributable to an increase in the income tax receivable primarily related to the tax benefits associated with employee exercises of stock options, vesting of restricted stock units and refunds due from the taxing authorities relating to net operating loss carrybacks.

In 2019, cash provided by operating activities of $60.2 million resulted primarily from net income adjusted for non-cash items of $222.9 million, partially offset by a net decrease in our operating assets and liabilities of $162.7 million. The net decrease in working capital was primarily related to an increase in accounts receivable of $331.4 million, partially offset by an increase in accounts payable of $191.8 million. The increase in accounts receivable was primarily due to the increase in spend through our platform and the timing of cash receipts from clients and the increase in accounts payable was primarily due to the timing of payments to suppliers.

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

In 2020, we used $143.3 million of cash in investing activities, consisting of $230.8 million to purchase short-term investments, $74.1 million to purchase property and equipment and $6.1 million of investments in capitalized software, partially offset by maturities of short-term investments of $167.6 million. Purchases of property and equipment, leasehold improvements and investments in capitalized software support our growth and further development of our platform.

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

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our debt, proceeds from our equity compensation plans and taxes paid related to net settlement of restricted stock awards.

In 2020, cash provided by financing activities of $44.7 million was primarily due to $76.1 million proceeds from stock option exercises and $21.7 million proceeds from the employee stock purchase plan, partially offset by $53.1 million of taxes paid for restricted stock award settlements.

In 2019, cash provided by financing activities of $27.3 million was primarily due to the $29.9 million proceeds from stock option exercises and $16.7 million proceeds from the employee stock purchase plan, partially offset by $19.3 million of taxes paid for restricted stock award settlements.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements as of December 31, 2020 other than the indemnification agreements described in Note 13—Commitments and Contingencies.

Contractual Obligations and Known Future Cash Requirements

Our principal commitments consist of non-cancelable operating leases for our various office facilities, and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our non-cancellable contractual obligations, at December 31, 2020:

	Payments Due by Period
	Less than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating lease obligations	$43,561	$97,562	$73,141	$134,440	$348,704
Other contractual commitments	52,404	65,437	16,784	—	134,625
Total	$95,965	$162,999	$89,925	$134,440	$483,329

As of December 31, 2020, our total amount of gross unrecognized tax benefits was $66.9 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. Due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.

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

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, stock-based compensation expense and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Except for the changes described in Note 2—Basis of Presentation and Summary of Significant Accounting Policies, there were no other changes to our critical accounting policies and estimates.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have operations within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. No amount was owed on our revolving credit facility as of December 31, 2020. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investment amount as of December 31, 2020, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $1.9 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2020, would result in a foreign currency loss of approximately $24.8 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Trade Desk, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Trade Desk, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Platform Fees

As described in Note 2 to the consolidated financial statements, the Company maintains agreements with each client and supplier in the form of master service agreements, which set out the terms of the relationship and access to the Company’s platform. The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, data and other add-on features. The Company charges clients a platform fee, based on a percentage of a client’s purchases through the platform. The Company recognizes revenue for its platform fee at a point in time when the purchase by a client occurs through its platform. Management reports revenue on a net basis for the platform fees charged to clients. For the year ended December 31, 2020, the Company’s revenue was $836 million.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 18, 2021

We have served as the Company’s auditor since 2015.

THE TRADE DESK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$437,353	$130,876
Short-term investments, net	186,685	124,112
Accounts receivable, net of allowance for credit losses of $7,253 and $3,920 as of December 31, 2020 and 2019, respectively	1,584,109	1,166,376
Prepaid expenses and other current assets	102,170	27,857
TOTAL CURRENT ASSETS	2,310,317	1,449,221
Property and equipment, net	115,863	64,012
Operating lease assets	248,143	173,449
Deferred income taxes	50,168	18,950
Other assets, non-current	29,154	23,129
TOTAL ASSETS	$2,753,645	$1,728,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,348,480	$868,618
Accrued expenses and other current liabilities	88,335	47,178
Operating lease liabilities	37,868	14,577
TOTAL CURRENT LIABILITIES	1,474,683	930,373
Operating lease liabilities, non-current	254,562	174,873
Other liabilities, non-current	11,255	10,998
TOTAL LIABILITIES	1,740,500	1,116,244
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 42,338 and 40,305 shares issued and outstanding as of December 31, 2020 and 2019, respectively Class B, 95,000 shares authorized; 5,002 and 5,171 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	538,778	380,079
Retained earnings	474,367	232,438
TOTAL STOCKHOLDERS’ EQUITY	1,013,145	612,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,753,645	$1,728,761

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$836,033	$661,058	$477,294
Operating expenses:
Platform operations	178,812	156,180	114,098
Sales and marketing	174,742	132,882	87,071
Technology and development	166,654	116,752	83,892
General and administrative	171,617	143,048	84,910
Total operating expenses	691,825	548,862	369,971
Income from operations	144,208	112,196	107,323
Other expense (income):
Interest income, net	(656)	(4,719)	(333)
Foreign currency exchange loss, net	961	695	1,919
Total other expense (income), net	305	(4,024)	1,586
Income before income taxes	143,903	116,220	105,737
Provision for (benefit from) income taxes	(98,414)	7,902	17,597
Net income	$242,317	$108,318	$88,140
Earnings per share:
Basic	$5.24	$2.43	$2.08
Diluted	$4.95	$2.27	$1.92
Weighted average shares outstanding:
Basic	46,287	44,533	42,442
Diluted	48,988	47,806	45,793

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and B		Additional		Total
	Common Stock (1)		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2017	41,641	$—	$209,603	$35,980	$245,583
Exercise of common stock options	1,446	—	10,021	—	10,021
Stock-based compensation	—	—	43,695	—	43,695
Issuance of common stock under employee stock purchase plan	699	—	13,805	—	13,805
Restricted stock, net of forfeitures and shares withheld for taxes	78	—	(6,677)	—	(6,677)
Net income	—	—	—	88,140	88,140
Balance as of December 31, 2018	43,864	—	270,447	124,120	394,567
Exercise of common stock options	1,264	—	29,874	—	29,874
Stock-based compensation	—	—	82,346	—	82,346
Issuance of common stock under employee stock purchase plan	287	—	16,746	—	16,746
Restricted stock, net of forfeitures and shares withheld for taxes	61	—	(19,334)	—	(19,334)
Net income	—	—	—	108,318	108,318
Balance as of December 31, 2019	45,476	—	380,079	232,438	612,517
Impact upon adoption of new accounting standard (Note 2)	—	—	—	(388)	(388)
Exercise of common stock options	1,545	—	76,146	—	76,146
Stock-based compensation	—	—	114,020	—	114,020
Issuance of common stock under employee stock purchase plan	268	—	21,671	—	21,671
Restricted stock, net of forfeitures and shares withheld for taxes	51	—	(53,138)	—	(53,138)
Net income	—	—	—	242,317	242,317
Balance as of December 31, 2020	47,340	$—	$538,778	$474,367	$1,013,145

(1)	Refer to Note 9—Capitalization for discussion of the Company’s two classes of common stock.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$242,317	$108,318	$88,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,632	21,662	11,822
Stock-based compensation	111,775	80,758	42,210
Deferred income taxes	(31,218)	(10,490)	(5,101)
Allowance for credit losses on accounts receivable	3,149	2,702	2,115
Noncash lease expense	33,269	21,894	—
Other	2,190	(1,939)	2,905
Changes in operating assets and liabilities:
Accounts receivable	(418,054)	(331,369)	(239,901)
Prepaid expenses and other assets	(66,655)	(19,597)	(10,551)
Accounts payable	481,313	191,763	177,675
Accrued expenses and other liabilities	35,446	6,845	17,289
Operating lease liabilities	(17,095)	(10,342)	—
Net cash provided by operating activities	405,069	60,205	86,603
INVESTING ACTIVITIES:
Purchases of investments	(230,759)	(212,776)	—
Maturities of investments	167,602	89,539	—
Purchases of property and equipment	(74,061)	(35,693)	(19,795)
Capitalized software development costs	(6,053)	(4,911)	(5,396)
Net cash used in investing activities	(143,271)	(163,841)	(25,191)
FINANCING ACTIVITIES:
Proceeds from line of credit	143,000	—	—
Repayment on line of credit	(143,000)	—	(27,000)
Payment of debt financing costs	—	(6)	(279)
Proceeds from exercise of stock options	76,146	29,874	10,021
Proceeds from employee stock purchase plan	21,671	16,746	13,805
Taxes paid related to net settlement of restricted stock awards	(53,138)	(19,334)	(6,677)
Net cash provided by (used in) financing activities	44,679	27,280	(10,130)
Increase (decrease) in cash and cash equivalents	306,477	(76,356)	51,282
Cash and cash equivalents—Beginning of year	130,876	207,232	155,950
Cash and cash equivalents—End of year	$437,353	$130,876	$207,232
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$4,983	$19,727	$17,287
Cash paid for interest	$1,554	$412	$817
Capitalized assets financed by accounts payable	$6,766	$9,252	$1,944
Tenant improvements paid by lessor	$—	$—	$1,811
Stock-based compensation included in capitalized software development costs	$2,245	$1,588	$1,485
Asset retirement obligation	$2,049	$3,543	$907
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$27,448	$16,923	$—
Operating lease assets obtained in exchange for operating lease liabilities	$106,833	$150,467	$—

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

On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for credit losses accounts, (3) operating lease assets and liabilities, including our incremental borrowing rate and terms and provisions of each lease (4) the useful lives of property and equipment and capitalized software development costs, (5) income taxes, (6) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock-based compensation and (7) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

As of December 31, 2020, the impact of the Coronavirus pandemic (“COVID-19”) on our business continues to evolve. As a result, many of our estimates and assumptions, including the allowance for credit losses, consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Revenue Recognition

The Company generates revenue from clients who enter into agreements with the Company to use its platform to purchase advertising inventory, data and other add-on features. The Company charges its clients a platform fee, which is a percentage of a client’s purchases through the platform. In addition, the Company invoices its clients for the cost of advertising inventory purchased, plus data and any add-on features purchased through the platform.

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

Refer to Note 12—Segment and Geographic Information for geographic information related to Gross Billings.

Operating Expenses

The Company classifies its operating expenses into four categories and allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount for all these categories:

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

General and Administrative. The Company’s general and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, credit loss expense and allocated overhead.

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

Volatility. Prior to 2020, the Company determined the price volatility based on a blend of the historical volatilities of a publicly traded peer group, implied volatilities from its traded options, and its historical volatility, based on daily price observations over a period equivalent to the expected term of the award. During 2020, the Company eliminated the peer group from this analysis and began to determine its price volatility based on a blend of historical and implied volatilities.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, consisting of money market funds, commercial paper, corporate debt securities and U.S. government and agency securities, are carried at fair value. Refer to Note 6—Cash, Cash Equivalents and Short-Term Investments for additional information regarding the fair value of cash equivalents and marketable securities.

The Company uses Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (“ASC”) 326 or “CECL”), to assess the investment portfolio for impairment at the individual security level and evaluates all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in realized credit loss, recorded in earnings) or non-credit-related (resulting in an unrealized loss, recorded in stockholders' equity).

The Company classifies its marketable securities as available-for-sale (“AFS”) investments in its current assets because they represent investments of cash available for current operations. AFS investments are carried at fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Expected credit loss on AFS debt securities are recognized in other expense (income), net on consolidated statement of operations and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders' equity. We have not recorded any impairment charges for unrealized losses in the periods presented.

Accounts Receivable and Allowance for Credit Losses (formerly Allowance for Doubtful Accounts)

Accounts receivable are recorded at the invoiced amount, are unsecured and do not bear interest. The Company performs ongoing credit evaluations of its clients and certain advertisers when the Company’s agreements with its clients contain sequential liability terms that provide that the client payments are not due to the Company until the client has received payment from its clients who are advertisers. We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense on the Consolidated Statements of Operations.

On January 1, 2020, the Company adopted ASC 326 to assess the allowance for credit losses. The Company used the modified retrospective transition method, which required a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, was not material. ASC 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As a result, the Company revised its impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to its marketable securities and the related allowance for credit losses. The industry specific default rates are applied to the advertiser’s industry if the receivables are subject to sequential liability or the Company is engaged with the advertiser directly.

For the year ended December 31, 2020, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of credit defaults by industry. We continue to monitor the financial implications of the COVID-19 on expected credit losses. The Company reviews the allowance for credit losses and financial implications of the COVID-19 on expected credit losses on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

The following table presents changes in the accounts receivable allowance for credit losses (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$3,920	$2,973	$2,257
Add: Impact upon adoption of new accounting standard	553	—	—
Add: bad debt expense	3,149	2,702	2,115
Less: write-offs, net of recoveries	(369)	(1,755)	(1,399)
Ending balance	$7,253	$3,920	$2,973

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

Cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its CCAs that are service contracts, which are included in other assets, non-current. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract. The Company capitalized $1.0 million and $2.9 million of CCA implementation costs in 2020 and 2019, respectively. Amortization expense was $0.9 million and $0.6 million for 2020 and 2019, respectively.

Operating Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, codified as ASC 842, using the modified retrospective adoption approach. The Company elected the transition option provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to not restate comparative periods, but rather to initially adopt the requirements of ASC 842 on January 1, 2019. The most significant impact of the adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets (“operating lease assets’) of approximately $41 million, net of deferred rent and direct costs, and operating lease liabilities of approximately $47 million on its consolidated balance sheet. The impact on the Company’s consolidated statements of income and cash flows was not material.

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

For 2020, two clients each accounted for 11% of Gross Billings. For 2019, two clients accounted for 13% and 10%, respectively, of Gross Billings. For 2018, two clients accounted for 20% and 10%, respectively, of Gross Billings.

As of December 31, 2020, four clients accounted for 15%, 12%, 12% and 12%, respectively, of consolidated accounts receivable. As of December 31, 2019, three clients accounted for 18%, 16% and 16%, respectively, of consolidated accounts receivable.

As of December 31, 2020, and 2019, no suppliers accounted for more than 10% of consolidated accounts payable.

Foreign Currency Transactions and Translation

The Company has entities operating in various countries. Each of these entities’ functional currency is the U.S. Dollar. Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Net transaction losses were approximately $1.0 million, $0.7 million, and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in foreign currency exchange loss, net in the accompanying consolidated statements of operations.

The Company enters into forward contracts to hedge foreign currency exposures related primarily to the Company’s foreign currency denominated accounts receivable. The Company does not designate the foreign exchange forward contracts as hedges for accounting purposes and changes in the fair value of the foreign exchange forward contracts are recorded in foreign currency exchange loss, net in the accompanying consolidated statements of operations. As of December 31, 2020, and 2019, the Company had open forward contracts with aggregate notional amounts of $169.9 million and $92.9 million, respectively. The fair value of the open forward contracts was not material. The Company’s forward contracts generally have terms of 30-60 days.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impacts of the provisions of ASU 2020-04 on our financial condition, results of operations, and cash flows.

Note 3—Net Income Per Share Attributable to Common Stockholders

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$242,317	$108,318	$88,140
Denominator:
Weighted-average shares outstanding—basic	46,287	44,533	42,442
Effect of dilutive securities:
Options to purchase common stock	2,293	2,794	2,845
ESPP shares	77	131	251
Restricted stock	331	348	255
Weighted-average shares outstanding—diluted	48,988	47,806	45,793
Basic EPS	$5.24	$2.43	$2.08
Diluted EPS	$4.95	$2.27	$1.92
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	32	691	472

Note 4—Property and Equipment, Net

Major classes of property and equipment were as follows (in thousands):

	As of December 31,
	2020	2019
Computer equipment	$28,528	$13,594
Purchased software	10,179	9,898
Furniture and fixtures	17,971	11,304
Construction in progress (1)	13,862	20,034
Leasehold improvements	87,803	36,523
	158,343	91,353
Less: Accumulated depreciation	(42,480)	(27,341)
	$115,863	$64,012

(1)	Includes leasehold improvement projects which are not yet ready for intended use.

Depreciation expense for 2020, 2019 and 2018 was $21.2 million, $14.9 million and $8.1 million, respectively.

For the years ended December 31, 2020, 2019 and 2018 there were no impairment charges to property and equipment.

Note 5—Capitalized Software Development Costs

Capitalized software development costs, included in other assets, non-current, were as follows (in thousands):

	As of December 31,
	2020	2019
Capitalized software development costs, gross	$16,730	$15,203
Less: Accumulated amortization	(5,225)	(6,121)
Capitalized software development costs, net	$11,505	$9,082

The Company capitalized $8.2 million, $6.5 million and $6.9 million of software development costs in 2020, 2019 and 2018, respectively. Amortization expense was $5.8 million, $5.5 million and $3.2 million for 2020, 2019 and 2018, respectively. Based on the Company’s capitalized software development costs ready for intended use as of December 31, 2020, estimated amortization expense of $4.2 million and $1.7 million is expected to be recognized in 2021 and 2022, respectively. Amortization has not started on $5.6 million of capitalized software development costs that are not yet ready for intended use as of December 31, 2020.

When fully amortized capitalized software is no longer being used, the Company removes the cost and amortization from the consolidated balance sheet. Accordingly, during 2020 and 2019, approximately $6.7 million and $2.8 million of costs and accumulated amortization, respectively, were removed from the consolidated balance sheet, related to capitalized software development costs which were fully amortized.

Note 6—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of December 31, 2020
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$132,372	—	$132,372
Level 1:
Money market funds	259,434	—	259,434
Level 2:
Commercial paper	45,547	63,372	108,919
Corporate debt securities	—	79,342	79,342
U.S. government and agency securities	—	43,971	43,971
Total	$437,353	$186,685	$624,038

	As of December 31, 2019
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$32,123	—	$32,123
Level 1:
Money market funds	45,588	—	45,588
Time deposits	35,000	—	35,000
Level 2:
Commercial paper	15,666	24,975	40,641
Corporate debt securities	—	78,998	78,998
U.S. government and agency securities	2,499	20,139	22,638
Total	$130,876	$124,112	$254,988

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the years ended December 31, 2020, 2019 and 2018 were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

December 31, 2020
Due in one year	$162,291
Due in one to two years	24,394
Total	$186,685

Note 7—Debt

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

As of December 31, 2020, the Company did not have an outstanding debt balance under the Second Amended and Restated Loan and Security Agreement (the “Credit Facility”). In March 2020, the Company drew down $143.0 million under the Credit Facility as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the worldwide decline in business activity brought about by COVID-19. By October 2020, the Company repaid the entire balance on its credit facility from available working capital. Availability under the credit facility was $142.8 million as of December 31, 2020. The Second A&R Credit Facility matures, and all outstanding amounts become due and payable on May 9, 2022.

The Second A&R Credit Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of our business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Second A&R Credit Agreement also requires the Company to maintain compliance with (a) a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00 and (b) a minimum ratio of consolidated EBITDA to interest expense of at least 3.00 to 1.00. As of December 31, 2020, the Company was in compliance with all covenants.

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

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$42,272	$28,181
Short-term lease cost	908	1,582
Variable lease cost	5,984	2,469
Sublease income	(3,645)	(1,266)
Total lease cost	$45,519	$30,966

Rent expense for non-cancelable operating leases was $10.9 million for the year ended December 31, 2018.

Supplemental information related to leases were as follows:

	Year Ended December 31,
	2020	2019
Weighted average remaining lease term	7.9 years	8.7 years
Weighted average discount rate	3.4%	4.5%

Maturities of lease commitments as of December 31, 2020 were as follows (in thousands):

Year	Amount
2021	$43,561
2022	50,902
2023	46,660
2024	37,435
2025	35,706
Thereafter	134,440
Total undiscounted lease commitments	348,704
Less: commitments for leases not yet commenced	(13,670)
Less: interest	(42,604)
Present value of lease liabilities	292,430
Less: operating lease liabilities, current	(37,868)
Operating lease liabilities, non-current	$254,562

Maturities of lease commitments as of December 31, 2019 were as follows (in thousands):

Year	Amount
2020	$14,770
2021	45,522
2022	42,056
2023	38,310
2024	32,310
Thereafter	152,361
Total undiscounted lease commitments	325,329
Less: commitments for leases not yet commenced	(89,381)
Less: interest	(46,498)
Present value of lease liabilities	189,450
Less: operating lease liabilities, current	(14,577)
Operating lease liabilities, non-current	$174,873

Note 9—Capitalization

The Class A and Class B common stock have the same rights and preferences including rights to dividends, except the Class B is entitled to ten votes per share and the Class A is entitled to one vote per share. Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company’s restated certificate of incorporation, including, without limitation, certain transfers for tax and estate planning purposes. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025 unless converted prior to such date.

 The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Note 10—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Platform operations	$8,794	$5,350	$4,463
Sales and marketing	29,726	20,769	11,306
Technology and development	36,672	26,553	13,855
General and administrative	36,583	28,086	12,586
Total	$111,775	$80,758	$42,210

Stock-Based Award Plans

The Company is authorized to issue stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based and cash-based awards under its 2016 Incentive Award Plan. As of December 31, 2020, 5.8 million shares remained available for grant under the Company’s 2016 Incentive Award Plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 4% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. On January 1, 2021, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.9 million shares in accordance with plan provisions.

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date, and expire no later than 10 years from the date of grant. Restricted stock awards generally vest over four years, subject to the holder’s continued service through the vesting date.

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,064	$70.74
Granted	301	313.28
Exercised	(1,545)	49.29
Cancelled	(172)	125.57
Outstanding as of December 31, 2020	2,648	$107.26	7.1	$1,837,483
Exercisable as of December 31, 2020	1,354	$58.64	6.3	$1,004,852

The fair value of options on the date of grant was estimated based on the Black-Scholes option pricing model. The weighted average assumptions used to value options granted to employees for the periods presented were as follows:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	6.0	6.0	6.0
Expected volatility	60.5%	53.2%	48.2%
Risk-free interest rate	0.57%	2.26%	2.85%
Estimated dividend yield	—%	—%	—%

The weighted average grant date fair value per share of stock options granted for the years ended December 31, 2020, 2019 and 2018 and were $172.52, $94.91 and $35.08, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 were $594.5 million, $222.0 million and $119.0 million, respectively.

Stock-based compensation expense related to stock options was $45.3 million, $37.2 million and $17.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the Company had unrecognized employee stock-based compensation relating to stock options of approximately $103.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock

The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested as of December 31, 2019	457	$120.65
Granted	379	343.79
Vested	(210)	131.50
Forfeited	(56)	163.30
Unvested as of December 31, 2020	570	$261.03

Stock-based compensation expense related to restricted stock was $33.5 million, $17.9 million and $7.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the Company had unrecognized employee stock-based compensation relating to restricted stock of approximately $136.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

In September 2016, the Company established an ESPP with 800,000 shares of Class A common stock available for issuance. As of December 31, 2020, 0.5 million shares remained available for grant under this plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 800,000 shares, (b) 1% of the Class A common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (c) such smaller number of shares as determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the Company’s Employee Stock Purchase Plan was increased by 0.4 million shares in accordance with plan provisions.

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

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2020	2019	2018
Expected term (years)	0.6	0.7	0.8
Expected volatility	61.9%	53.2%	46.2%
Risk-free interest rate	0.40%	2.08%	2.32%
Estimated dividend yield	—%	—%	—%

The ESPP has a six-month holding period with respect to common stock purchases. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. Stock-based compensation expense related to ESPP totaled $33.0 million, $25.7 million and $17.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the Company had unrecognized employee stock-based compensation relating to ESPP awards of approximately $36.8 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Note 11—Income Taxes

The following are the domestic and foreign components of the Company’s income before income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$212,531	$162,252	$115,706
Foreign	(68,628)	(46,032)	(9,969)
Income before income taxes	$143,903	$116,220	$105,737

The following are the components of the provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(50,096)	$9,180	$11,683
State and local	(19,650)	7,800	9,295
Foreign	2,550	1,412	1,720
Total current provision	(67,196)	18,392	22,698
Deferred:
Federal	(20,900)	(6,316)	(918)
State and local	(9,079)	(5,339)	(2,615)
Foreign	(1,239)	1,165	(1,568)
Total deferred provision	(31,218)	(10,490)	(5,101)
Total provision for (benefit from) income taxes	$(98,414)	$7,902	$17,597

A reconciliation of the statutory tax rate to the effective tax rate for the periods presented is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	(15.7)	1.7	5.0
Foreign income at other than U.S. rates (1)	10.9	10.5	2.1
Stock-based compensation	(59.6)	(20.5)	(7.6)
Meals and entertainment	0.2	0.7	0.5
Nondeductible compensation	0.6	(1.3)	—
Research and development credit	(14.1)	(5.0)	(3.9)
Other permanent items	0.1	(0.3)	(0.4)
Benefit from carryback of NOLs	(11.8)	—	—
Effective income tax rate	(68.4)%	6.8%	16.7%

(1)	For the years ended December 31, 2020, and 2019, includes the impact of the valuation allowance associated with the United Kingdom (“U.K.”). For additional information, see discussion below.

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets (liabilities):
Reserves and allowances	$5,521	$3,275
Accrued expenses	8,977	5,452
Net operating losses	58,813	19,225
Research and development tax credit	30,138	2,739
Stock-based compensation	13,584	10,641
Prepaid expenses	(1,365)	(685)
Property and equipment	(14,375)	(2,606)
Intangibles (1)	184,965	179,096
Capitalized software development costs	(2,836)	(2,056)
Operating lease assets	(55,685)	(37,394)
Operating lease liabilities	64,359	40,366
Other	487	111
Valuation allowance	(242,415)	(199,214)
Total deferred tax assets, net	$50,168	$18,950

(1)	As of December 31, 2020, and 2019, includes intangibles associated with our international restructuring, net of amortization, offset by a reserve for uncertain tax position. See discussion below.

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

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. During 2020, management recorded an additional valuation allowance of $43.2 million against its U.K. net deferred tax assets, based on the history of cumulative losses and the conclusion that future taxable profit may not be available for the utilization of the deferred tax assets for U.K. income tax purposes.

As of December 31, 2020, the Company had net operating loss carryforwards in the U.K. of approximately $326.6 million, which can be carried forward indefinitely. Additionally, the Company had net operating loss carryforwards in US state jurisdictions of approximately $49.0 million, which can be carried forward up to twenty years. As of December 31, 2020, the Company had federal, state, and U.K. research and development tax credits of approximately $27.9 million, $17.5 million and $0.6 million, respectively, which can be carried forward indefinitely.

As of December 31, 2020, unremitted earnings of the subsidiaries outside of the U.S. were approximately $1.7 million, on which no state taxes have been paid. The Company’s intention is to indefinitely reinvest these earnings outside the U.S. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.

As of December 31, 2020, the Company had gross unrecognized tax benefits of approximately $66.9 million, $63.1 million of which is a reduction to deferred tax assets and the remaining $3.8 million which would affect the Company’s effective tax rate if recognized. As of December 31, 2019, the Company had gross unrecognized tax benefits of approximately $53.2 million. The Company classifies liabilities for unrecognized tax benefits in other liabilities, non-current.

The following table presents changes in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020 (1)	2019 (1)	2018
Beginning balance	$53,213	$4,330	$3,101
Increases related to prior year tax positions	5,378	—	—
Decreases related to prior year tax positions	—	(20)	(270)
Increases related to current year tax positions	9,206	49,100	1,499
Settlements	(520)	(197)	—
Expiration of statute of limitations	(402)	—	—
Ending balance	$66,875	$53,213	$4,330

(1)	Includes the impact of a statutory rate change in the U.K.

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2020 were not material.

The Company files U.S. federal, state, and foreign tax returns. The Company is not currently under examination by any federal or state jurisdictions. The Company expects to reduce its unrecognized tax benefits by $1.7 million during the next twelve months.

The 2017 through 2019 U.S. federal tax returns and 2017 through 2019 state tax returns remain open to examination. The majority of the Company’s foreign subsidiaries remain subject to examination by local taxing authorities for 2015 and subsequent years.

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

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
US	$3,605,665	$2,639,497	$1,937,074
International	562,595	456,190	347,939
Total	$4,168,260	$3,095,687	$2,285,013

Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	December 31, 2020	December 31, 2019
US	$263,891	$157,245
International	100,115	80,216
Total	$364,006	$237,461

Note 13—Commitments and Contingencies

As of December 31, 2020, the Company has various non-cancelable operating lease commitments for office space which as a result of the adoption of ASC 842, have been recorded as Lease Liabilities. Refer to Note 8—Leases for additional information regarding lease commitments.

As of December 31, 2020, the Company has non-cancelable commitments to its hosting services providers, marketing contracts and commitments to providers of software as a service. As of December 31, 2020, these purchase obligations were as follows (in thousands):

Year	Amount
2021	$52,404
2022	35,029
2023	30,408
2024	16,642
2025	142
$134,625

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded as of December 31, 2020 and 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement relating to our 2021 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020 (the "Proxy Statement") and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

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

3. Exhibits

Exhibits required to be filed as part of this report are:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Filing Date	Number		Herewith

3.1	Amended and Restated Certificate of Incorporation.					X

3.2	Amended and Restated Bylaws.					X

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

4.5	Description of Securities.					X

10.1	Second Amended and Restated Loan and Security Agreement, dated as of October 26, 2018, among The Trade Desk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.	10-Q	11/9/2018	10.1

10.2(a)+	The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(a)

10.2(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(b)

10.2(c)+	Exercise Notice under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(c)

10.3(a)+	The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(a)

10.3(b)+	First Amendment to The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-8	9/22/2016	99.2

10.3(c)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(b)

10.3(d)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan (with accelerated vesting).	S-1/A	9/6/2016	10.6	(c)

10.3(e)+	Exercise Notice under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(d)

10.4(a)+	The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(a)

10.4(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2016 Equity Incentive Plan.	S-1	8/22/2016	10.7	(b)

10.4(c)+	Form of Restricted Stock Award Agreement under The Trade Desk, Inc. 2016 Equity Incentive Plan.	8-K	12/30/2016	10.1

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

10.4(d)+	Form of Restricted Stock Unit Award Agreement under The Trade Desk, Inc. 2016 Equity Incentive Plan.	8-K	12/30/2016	10.2

10.5+	The Trade Desk, Inc. 2016 Employee Stock Purchase Plan.	S-8	9/22/2016	99.5

10.6+	Form of Indemnification Agreement.	S-1	8/22/2016	10.8

10.7+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Jeff T. Green.	10-Q	05/11/17	10.2

10.8+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and David R. Pickles.	10-Q	05/11/17	10.3

10.9+	Employment Agreement, dated as of November 1, 2017, between The Trade Desk, Inc. and Susan Vobejda.	10-Q	05/09/19	10.1

10.10+	Offer Letter, dated October 29, 2019, by and between the Company and Blake Grayson.	8-K	11/15/19	10.1

10.11+	Employment Agreement, dated October 29, 2019 between The Trade Desk, Inc. and Blake Grayson.	8-K	11/15/19	10.2

10.12+	Employment Agreement, dated as of August 24, 2020 between The Trade Desk, Inc. and Jay Grant.	10-Q	11/06/20	10.1

10.13+	Employment Agreement, dated January 11, 2021 between The Trade Desk, Inc. and Michelle Hulst.	8-K	01/14/21	10.1

10.14+	Separation and Advisory Agreement, dated February 5, 2021 between The Trade Desk, Inc. and Brian Stempeck.				X

21.1	List of Subsidiaries of the Registrant.				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.sch	Inline XBRL Taxonomy Schema Linkbase Document				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+	Indicates a management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2021.

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

Signature	Title	Date

/s/ JEFF T. GREEN	Chief Executive Officer, Director (principal	February 18, 2021
Jeff T. Green	executive officer)

/s/ BLAKE J. GRAYSON	Chief Financial Officer (principal financial	February 18, 2021
Blake J. Grayson	officer and principal accounting officer)

/s/ DAVID R. PICKLES	Chief Technology Officer, Director	February 18, 2021
David R. Pickles

/s/ LISE J. BUYER	Director	February 18, 2021
Lise J. Buyer

/s/ KATHRYN E. FALBERG	Director	February 18, 2021
Kathryn E. Falberg

/s/ THOMAS FALK	Director	February 18, 2021
Thomas Falk

/s/ ERIC B. PALEY	Director	February 18, 2021
Eric B. Paley

/s/ GOKUL RAJARAM	Director	February 18, 2021
Gokul Rajaram

/s/ DAVID B. WELLS	Director	February 18, 2021
David B. Wells