Form 10-Q
period 2021-03-31
Trade Desk, Inc.
filed 2021-05-10
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 43,121,618 shares of Class A common stock and 4,455,645 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$471,637	$437,353
Short-term investments, net	208,446	186,685
Accounts receivable, net of allowance for credit losses of $7,323 and $7,253 as of March 31, 2021 and December 31, 2020, respectively	1,368,668	1,584,109
Prepaid expenses and other current assets	121,398	102,170
TOTAL CURRENT ASSETS	2,170,149	2,310,317
Property and equipment, net	115,914	115,863
Operating lease assets	237,917	248,143
Deferred income taxes	50,168	50,168
Other assets, non-current	28,551	29,154
TOTAL ASSETS	$2,602,699	$2,753,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,142,258	$1,348,480
Accrued expenses and other current liabilities	83,530	88,335
Operating lease liabilities	37,688	37,868
TOTAL CURRENT LIABILITIES	1,263,476	1,474,683
Operating lease liabilities, non-current	245,899	254,562
Other liabilities, non-current	9,011	11,255
TOTAL LIABILITIES	1,518,386	1,740,500
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 43,025 and 42,338 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively Class B, 95,000 shares authorized; 4,506 and 5,002 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	587,304	538,778
Retained earnings	497,009	474,367
TOTAL STOCKHOLDERS’ EQUITY	1,084,313	1,013,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,602,699	$2,753,645

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$219,811	$160,660
Operating expenses:
Platform operations	50,500	40,208
Sales and marketing	55,764	34,294
Technology and development	53,918	36,794
General and administrative	51,845	38,598
Total operating expenses	212,027	149,894
Income from operations	7,784	10,766
Other expense (income):
Interest expense (income), net	45	(817)
Foreign currency exchange loss (gain), net	(353)	1,234
Total other expense (income), net	(308)	417
Income before income taxes	8,092	10,349
Benefit from income taxes	(14,550)	(13,708)
Net income	$22,642	$24,057
Earnings per share:
Basic	$0.48	$0.53
Diluted	$0.45	$0.50
Weighted average shares outstanding:
Basic	47,282	45,501
Diluted	49,792	48,313

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A and B		Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	45,476	$—	$380,079	$232,438	$612,517
Impact upon adoption of ASC 326	—	—	—	(388)	(388)
Exercise of common stock options	539	—	19,478	—	19,478
Restricted stock, net of forfeitures and shares withheld for taxes	20	—	(4,893)	—	(4,893)
Stock-based compensation	—	—	23,263	—	23,263
Net income	—	—	—	24,057	24,057
Balance as of March 31, 2020	46,035	$—	$417,927	$256,107	$674,034

Balance as of December 31, 2020	47,340	$—	$538,778	$474,367	$1,013,145
Exercise of common stock options	180	—	12,621	—	12,621
Restricted stock, net of forfeitures and shares withheld for taxes	11	—	(17,080)	—	(17,080)
Stock-based compensation	—	—	52,985	—	52,985
Net income	—	—	—	22,642	22,642
Balance as of March 31, 2021	47,531	$—	$587,304	$497,009	$1,084,313

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$22,642	$24,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,011	6,477
Stock-based compensation	52,354	22,965
Allowance for credit losses on accounts receivable	203	1,310
Noncash lease expense	9,451	7,402
Other	4,905	3,484
Changes in operating assets and liabilities:
Accounts receivable	208,847	210,552
Prepaid expenses and other assets	(16,180)	(15,791)
Accounts payable	(200,578)	(205,967)
Accrued expenses and other liabilities	(5,691)	960
Operating lease liabilities	(10,894)	(2,673)
Net cash provided by operating activities	75,070	52,776
INVESTING ACTIVITIES:
Purchases of investments	(89,354)	(35,931)
Sales of investments	4,539	—
Maturities of investments	62,670	39,180
Purchases of property and equipment	(13,120)	(18,310)
Capitalized software development costs	(1,062)	(965)
Net cash used in investing activities	(36,327)	(16,026)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	143,000
Proceeds from exercise of stock options	12,621	19,478
Taxes paid related to net settlement of restricted stock awards	(17,080)	(4,893)
Net cash provided by (used in) financing activities	(4,459)	157,585
Increase in cash and cash equivalents	34,284	194,335
Cash and cash equivalents—Beginning of period	437,353	130,876
Cash and cash equivalents—End of period	$471,637	$325,211
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$2,421	$10,200
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$15,107	$4,902
Increase (decrease) in right-of-use assets obtained in exchange for operating lease liabilities	$(937)	$34,155
Asset retirement obligation	$625	$65
Stock-based compensation included in capitalized software development costs	$631	$298

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.

There have been no changes to the Company’s accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2020, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

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

As of March 31, 2021, the impact of the Coronavirus pandemic (“COVID-19”) on our business continued to evolve. As a result, many of our estimates and assumptions, including the allowance for credit losses, consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

For the three months ended March 31, 2021, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of credit defaults by industry. We continue to monitor the financial implications of COVID-19 on expected credit losses. The Company reviews the allowance for credit losses and financial implications of COVID-19 on expected credit losses on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Recent Accounting Pronouncements

As of March 31, 2021, the Company has adopted the FASB’s Accounting Standards Update No. 2019-12, Income Taxes (Topic 740) which simplifies the accounting for income taxes, the impacts of which were immaterial.

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

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income	$22,642	$24,057
Denominator:
Weighted-average shares outstanding—basic	47,282	45,501
Effect of dilutive securities:
Options to purchase common stock	2,063	2,447
Employee stock purchase plan shares	79	116
Restricted stock	368	249
Weighted-average shares outstanding—diluted	49,792	48,313
Basic EPS	$0.48	$0.53
Diluted EPS	$0.45	$0.50
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	26	388

Note 4—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of March 31, 2021
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$163,241	$—	$163,241
Level 1:
Money market funds	265,790	—	265,790
Level 2:
Commercial paper	36,969	97,698	134,667
Corporate debt securities	5,637	64,333	69,970
U.S. government and agency securities	—	46,415	46,415
Total	$471,637	$208,446	$680,083

	As of December 31, 2020
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$132,372	$—	$132,372
Level 1:
Money market funds	259,434	—	259,434
Level 2:
Commercial paper	45,547	63,372	108,919
Corporate debt securities	—	79,342	79,342
U.S. government and agency securities	—	43,971	43,971
Total	$437,353	$186,685	$624,038

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three months ended March 31, 2021 and 2020, were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

March 31, 2021
Due in one year	$184,621
Due in one to two years	23,825
Total	$208,446

Note 5—Leases

The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$13,095	$9,538
Short-term lease cost	171	239
Variable lease cost	1,923	811
Sublease income	(650)	(990)
Total lease cost	$14,539	$9,598

Note 6—Debt

Credit Facility

As of March 31, 2021, the Company did not have an outstanding debt balance under the Second Amended and Restated Loan and Security Agreement (the “credit facility”). In March 2020, the Company drew down $143.0 million under the credit facility as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the worldwide decline in business activity brought about by the COVID-19 pandemic. By October 2020, the Company repaid the balance on the credit facility from available working capital. Availability under the credit facility was $143.6 million as of March 31, 2021. The credit facility matures, and all outstanding amounts become due and payable, on May 9, 2022.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of income was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Platform operations	$5,015	$1,462
Sales and marketing	13,684	5,314
Technology and development	16,094	8,590
General and administrative	17,561	7,599
Total	$52,354	$22,965

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	2,648	$107.26
Granted	3	738.85
Exercised	(179)	70.49
Cancelled	(65)	154.39
Outstanding as of March 31, 2021	2,407	$109.40
Exercisable as of March 31, 2021	1,374	$65.09

On January 1, 2021, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 1.9 million shares in accordance with plan provisions.

Restricted Stock

The following summarizes restricted stock activity:

	RSU (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	570	$261.03
Granted	22	759.30
Vested	(53)	178.88
Forfeited	(27)	203.20
Unvested as of March 31, 2021	512	$294.24

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $25.6 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively.

On January 1, 2021, the number of shares available for issuance under the Company’s ESPP was increased by 0.4 million shares in accordance with plan provisions.

Note 8—Income Taxes

In determining the interim provision for income taxes for the three months ended March 31, 2021, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur. In determining the interim provision for income taxes for the three months ended March 31, 2020, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting”.

For the three months ended March 31, 2021 and 2020, the benefit from income taxes included $25.9 million and $24.3 million, respectively, of benefits associated with stock-based awards.

For the three months ended March 31, 2021, and 2020, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to state and foreign taxes, the impact of tax benefits associated with employee exercises of stock options and vesting of restricted stock units, nondeductible stock-based compensation, and research and development tax credits.

There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

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

Gross Billings, set forth as a percentage, based on the billing address of the clients or client affiliates, were as follows:

	Three Months Ended
	March 31,
	2021	2020
U.S.	86%	87%
International	14%	13%
Total	100%	100%

Note 10— Commitments and Contingencies

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2021.

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

Note 11— Subsequent Event

On May 10, 2021, the Company announced that its Board of Directors approved a ten-for-one stock split (“Stock Split”) by way of declaring a stock dividend on the issued and outstanding shares of the Company’s common stock. As a result of the Stock Split, which is expected to occur during the second quarter, stockholders of record will receive nine (9) additional Common Shares for every one (1) share held. Based on the outstanding shares on March 31, 2021, the number of common shares outstanding upon completion of the Stock Split will be approximately 475 million. The number of shares subject to outstanding equity awards and the exercise prices of the outstanding stock option awards will also be adjusted to equitably reflect the effect of the Stock Split.

The following table summarizes the basic EPS and diluted EPS calculations on a pro-forma basis after giving retroactive effect to the ten-for-one split:

	Three Months Ended
	March 31,
	2021	2020
Pro-forma Basic EPS	$0.05	$0.05
Pro-forma Diluted EPS	$0.05	$0.05

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a technology company that empowers buyers of advertising. Through our self-service, cloud-based platform, ad buyers can create, manage, and optimize more expressive data-driven digital advertising campaigns across ad formats and channels, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices, and connected TV (“CTV”). Our platform’s integrations with major inventory, publisher, and data partners provides ad buyers reach and decisioning capabilities, and our enterprise application programming interfaces (“APIs”) enable our clients to develop on top of the platform.

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

Executive Summary

Highlights

For the three months ended March 31, 2021 and 2020:

•	revenue was $219.8 million and $160.7 million, respectively, representing an increase of 37%; and
•	net income was $22.6 million and $24.1 million, respectively.

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

We believe the markets outside of the United States, and in particular China, offer an opportunity for growth, although such markets also may pose challenges related to compliance with local laws and regulations, restrictions on foreign ownership or investment, uncertainty related to trade relations, and a variety of additional risks. We intend to make additional investments in sales and marketing and product development to expand in these markets, including China, where we are making significant investments in our platform and growing our team.

We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.

Our business model has allowed us to grow significantly, and we believe that our operating leverage enables us to support future growth profitably.

COVID-19

The worldwide spread of the COVID-19 pandemic has resulted, and is expected to continue to result, in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting sales channels and advertising and marketing activities for an unknown period of time until the COVID-19 pandemic is contained, or economic activity normalizes. With the current decline in economic activity, the impact on our revenue and our results of operations is likely to continue, the size and duration of which we are currently unable to accurately predict. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the COVID-19 pandemic and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Results of Operations

The following tables set forth our condensed consolidated statements of comprehensive income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Revenue	$219,811	$160,660
Operating expenses:
Platform operations	50,500	40,208
Sales and marketing	55,764	34,294
Technology and development	53,918	36,794
General and administrative	51,845	38,598
Total operating expenses	212,027	149,894
Income from operations	7,784	10,766
Total other expense (income), net	(308)	417
Income before income taxes	8,092	10,349
Benefit from income taxes	(14,550)	(13,708)
Net income	$22,642	$24,057

	Three Months Ended
	March 31,
	2021	2020
	(as a percentage of revenue*)
Revenue	100%	100%
Operating expenses:
Platform operations	23	25
Sales and marketing	25	21
Technology and development	25	23
General and administrative	24	24
Total operating expenses	96	93
Income from operations	4	7
Total other expense (income), net	—	—
Income before income taxes	3	6
Benefit from income taxes	(7)	(9)
Net income	10%	15%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended March 31,	$219,811	$160,660	$59,151	37%

The increase in revenue for the three months ended March 31, 2021, compared to the same prior year period, was primarily due to increases in gross spend on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client, and reduction in advertising spend in the latter part of the three months ended March 31, 2020 due to the impact of the COVID-19 pandemic.

Platform Operations

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended March 31,	$50,500	$40,208	$10,292	26%
Percent of revenue	23%	25%

The increase in platform operations expense for the three months ended March 31, 2021, compared to the same prior year period, was primarily due to increases of $4.7 million in personnel costs, $3.1 million in hosting costs and $2.7 million in facilities costs and allocated overhead. The increase in personnel costs was primarily driven by stock-based compensation costs of $3.6 million due to our hiring, growth and an increase in ESPP stock-based compensation expense and increases in payroll related costs of $1.1 million. The increase in hosting costs was primarily attributable to supporting the increased use of our platform by our clients. The increase in facilities costs was primarily driven by new data center locations and leases for additional office space to support our future growth.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended March 31,	$55,764	$34,294	$21,470	63%
Percent of revenue	25%	21%

The increase in sales and marketing expense for the three months ended March 31, 2021, compared to the same prior year period, was primarily due to increases of $18.9 million in personnel costs, including $8.4 million of stock-based compensation, and $2.3 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount in order to support our sales efforts and continue to develop and maintain relationships with our clients. The increase in stock-based compensation was primarily due to an increase in ESPP stock-based compensation expense. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended March 31,	$53,918	$36,794	$17,124	47%
Percent of revenue	25%	23%

The increase in technology and development expense for the three months ended March 31, 2021, compared to the same prior year period, was primarily due to increases of $14.7 million in personnel costs, including $7.5 million of stock-based compensation and $2.5 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform. The increase in stock-based compensation was primarily due to an increase in ESPP stock-based compensation expense. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our growth.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and support the increase in volume of advertising spending by our customers on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended March 31,	$51,845	$38,598	$13,247	34%
Percent of revenue	24%	24%

The increase in general and administrative expense for the three months ended March 31, 2021, compared to the same prior year period, was primarily due to increases of $10.9 million in personnel costs, $3.1 million in professional service fees and $1.6 million in allocated facilities costs. These increases were partially offset by a $2.4 million decrease in credit loss expense due to recoveries and less specific bad debt identified in the current quarter. The increase in personnel costs was primarily driven by increases in stock-based compensation costs of $10.0 million due to our hiring and growth and an increase in ESPP stock-based compensation expense and payroll related costs of $4.0 million, partially offset by a decrease of $3.0 million in reduced employee-related corporate events and travel due to the COVID-19 pandemic. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.

We expect general and administrative expenses to increase in absolute dollars in future periods. We expect to continue to invest in corporate infrastructure to support growth.

Total Other Expense (Income), Net

	2021	2020	$ Change
	(in thousands)
Three months ended March 31,	$(308)	$417	$(725)

The decrease in total other expense (income), net for the three months ended March 31, 2021, compared to the same prior year period, was primarily due to the decrease in foreign exchange loss of $1.6 million, the decrease in net interest income of $1.1 million and a decrease in investment credit loss of $0.3 million. Compared to the same prior year period, the decrease in net interest income was attributable to lower interest rates on our short-term investments and the zero outstanding debt balance on our credit facility. The decrease in foreign exchange loss was due to realized gains during the current period. The decrease in investment credit loss was due to recovered unrealized credit loss.

Benefit from Income Taxes

	2021	2020
	($ in thousands)
Three months ended March 31,	$(14,550)	$(13,708)
Effective tax rate	(180)%	(132)%

The U.S. federal statutory tax rate was 21% for the 2021 and 2020 periods, respectively.

The increase in the income tax benefit for the three months ended March 31, 2021 compared to the prior year period, was primarily due to an increase in the tax benefits associated with employee exercises of stock options and vesting of restricted stock units. For the three months ended March 31, 2021 and 2020, the tax benefits associated with employee exercises of stock options and vesting of restricted stock units were $25.9 million and $24.3 million, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $471.6 million, including cash of $47.6 million held by our international subsidiaries, short-term investments in marketable securities of $208.4 million, and working capital of $906.7 million.

We believe our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital requirements for at least the next 12 months. Further, in November 2020, we filed a shelf registration statement on Form S-3 with the SEC, or the Shelf Registration, which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Quarterly Report on Form 10-Q.

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

Credit Facility

On October 26, 2018, we and a syndicate of banks, led by Citibank, N.A., as agent, entered into the Second Amended and Restated Loan and Security Agreement (“our credit facility”). Available funding commitments to us under our credit facility, subject to certain conditions, total up to $150.0 million, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase our credit facility by an amount not to exceed $100.0 million. In March 2020, we drew down $143.0 million under our credit facility as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the worldwide decline in business activity resulting from the COVID-19 pandemic. In October 2020, we repaid the balance on our credit facility from available working capital. As of March 31, 2021, availability under our credit facility was $143.6 million. Our credit facility matures on May 9, 2022.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$75,070	$52,776
Net cash used in investing activities	$(36,327)	$(16,026)
Net cash provided by (used in) financing activities	$(4,459)	$157,585

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

For the three months ended March 31, 2021, cash provided by operating activities of $75.1 million resulted primarily from net income adjusted for non-cash items of $99.6 million and a net decrease in our operating assets and liabilities of $24.5 million. The net decrease in working capital was primarily due to a $208.8 million decrease in accounts receivables, partially offset by a $200.6 million decrease in accounts payable and a $16.2 million increase in prepaid expenses and other assets. The decrease in accounts receivable resulted from the decrease in spend through our platform due to seasonality and the timing of cash receipts from clients. The decrease in accounts payable was due to the decrease in spend through our platform due to seasonality and the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The increase in prepaid expenses and other assets was attributable to an increase in the income tax receivable primarily related to the tax benefits associated with employee exercises of stock options and vesting of restricted stock units.

For the three months ended March 31, 2020, cash provided by operating activities of $52.8 million resulted primarily from net income adjusted for non-cash items of $65.7 million, partially offset by a net decrease in our operating assets and liabilities of $12.9 million. The net decrease in working capital was primarily due to a decrease of $206.0 million in accounts payable and a $15.8 million increase in prepaid expenses and other assets, partially offset by $210.6 million decrease in accounts receivables. The decrease in accounts payable was due to the decrease in spend through our platform, seasonality and the timing of payments to suppliers for the cost of advertising inventory, data, and add-on features. The decrease in accounts receivable resulted from the decrease in spend through our platform, seasonality and the timing of cash receipts from clients. The increase in prepaid expenses and other assets was attributable to an increase in the income tax receivable primarily related to the tax benefits associated with employee exercises of stock options and vesting of restricted stock units.

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

For the three months ended March 31, 2021, we used $36.3 million of cash in investing activities, consisting of $89.4 million to purchase short-term investments, $13.1 million to purchase property and equipment, and $1.1 million of investments in capitalized software, partially offset by maturities of short-term investments of $62.7 million and sales of investments of $4.5 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

For the three months ended March 31, 2020, we used $16.0 million of cash in investing activities, consisting of $35.9 million to purchase short-term investments, $18.3 million to purchase property and equipment, and $1.0 million of investments in capitalized software, partially offset by maturities of short-term investments of $39.2 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

Financing Activities

For the three months ended March 31, 2021, cash used by financing activities of $4.5 million was primarily due to $17.1 million of taxes paid for restricted stock award settlements, partially offset by $12.6 million proceeds from stock option exercises.

For the three months ended March 31, 2020, cash provided by financing activities of $157.6 million was primarily due to the $143.0 million proceeds from our credit facility and $19.5 million proceeds from stock option exercises, partially offset by $4.9 million of taxes paid for restricted stock award settlements.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2021 other than the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our non-cancelable contractual obligations at March 31, 2021:

	Payments Due by Period
	Less than 1 Year (Remaining 2021)	1-3 Years (2022 and 2023)	3-5 Years (2024 and 2025)	More than 5 Years (Thereafter)	Total

Operating lease commitments	$32,767	$99,255	$79,691	$131,372	$343,085
Other contractual commitments	50,074	67,211	16,785	—	134,070
Total	$82,841	$166,466	$96,476	$131,372	$477,155

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2021.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of March 31, 2021, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $2.1 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2021, would result in a foreign currency loss of approximately $19.5 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Class A common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

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

Our industry is subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. We may make bad decisions regarding these investments. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, as we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning and new processing of personal information, they may raise new, or heighten existing, technological, legal and other challenges, and may cause unintended consequences, may not function properly or may be misused by our clients. If we fail to adapt to our rapidly changing industry or to evolving client needs, or we provide new products and services that exacerbate technological, legal or other challenges, demand for our platform could decrease and our business, financial condition and results of operations may be adversely affected.

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

•	improve our technology infrastructure, including investing in internal technology development and acquiring outside technologies;
•	expand our platform’s reach in new and growing channels such as CTV, including expanding the supply of CTV inventory;
•	cover general and administrative expenses, including legal, accounting and other expenses necessary to support a larger organization;
•	cover sales and marketing expenses, including a significant expansion of our direct sales organization;
•	cover expenses relating to data collection and consumer privacy compliance, including additional infrastructure, security, automation and personnel; and
•	explore strategic acquisitions.

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

As we grow our business, we expect to continue to invest in technology services and equipment, including data centers, network services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain clients. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected. The steps we take to increase the reliability, integrity and security of our platform as it scales are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyberattacks. Such cyberattacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, tricking company employees into releasing control of their systems to a hacker, or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyberattacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data, including personal information, from our platform. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our platform. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as real-time advertising exchanges. Outages and disruptions of our platform, including due to cyberattacks, may harm our reputation and negatively impact our business, financial condition and results of operations.

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

A breach of our security and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. This could result in government investigations, enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. As we launch new products and services, some of which involve the receipt and processing of personal information, the risk of breach to our systems increases, and we could be subject to contractual breach and indemnification claims from other clients and partners and otherwise suffer damage to our reputation, brand, and business. Our platform may also receive data or information that was identifiable prior to such data and information being aggregated or pseudonymized, and if our systems are breached and such data or information is compromised, it could be damaging to our brand, reputation, and business.  Cyberattacks could also compromise our own trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business.

Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our platform or business model, which may have a material adverse effect on our business.

Information relating to individuals and their devices (sometimes called “personal information” or “personal data”) is regulated under a wide variety of local, state, national, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of such data. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile application identifiers), which are or may be considered personal data or personal information in some jurisdictions or otherwise may be the subject of regulation. In connection with new products and services, we may also collect information that directly identifies individuals, such as email addresses and phone numbers.

The global regulatory landscape regarding the protection of personal information is evolving, and U.S. (state and federal) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., a federal privacy law is the subject of active discussion and several bills have been introduced recently.

The State of California adopted two laws broadly regulating businesses’ processing of personal information, the California Consumer Privacy Act of 2018, or CCPA, and the California Privacy Rights Act, or CPRA. The CCPA, which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information (interpreted by many observers to include common advertising technology practices), and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.

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

This year, Virginia became the second state after California to adopt a comprehensive privacy law, the Virginia Consumer Data Protection Act, or VCDPA, and more states are expected to follow. Like the CPRA, the VCDPA will go into effect on January 1, 2023. The VCDPA protects “personal data,” which is broadly defined. The law grants individuals a range of privacy rights relating to their personal data, including the right to opt out of targeted advertising and profiling. The VCDPA will create additional compliance costs for us and our industry partners, though efforts taken toward compliance with other privacy laws will likely be applicable to many elements of the VCDA. Responding to requirements under the VCDPA and other, similar, state laws that arise will affect our and our partners’ operations.

Laws governing the processing of personal data in Europe (including the European Union and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation, or GDPR, which applies to us, came into effect on May 25, 2018. Like the CCPA and the VCDPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework for establishing and managing legal bases under the GDPR and other EU privacy laws including ePrivacy (discussed below). Although the framework is actively in use, we cannot predict its effectiveness over the long term. European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, we have to comply with both the GDPR and the United Kingdom Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR and the United Kingdom Data Protection Act 2018, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the U.S., like many U.S. and European companies, we have relied upon, and were certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice as an adequate mechanism by which EU companies may pass personal data to the US, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the U.S. is in question. If there is no interim agreement or guidance from the EU and standard clauses also cannot be used, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If successful challenges leave us with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the US, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. It remains unclear how the recent withdrawal of the United Kingdom, or U.K., from the European Union, referred to as Brexit, will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit.

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

Adapting our business to the CCPA, the CPRA and the VCDPA and their implementing regulations and to the enhanced and evolving privacy obligations in the EU and elsewhere could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance costs. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under laws including the CCPA, CPRA, VCDPA and the GDPR and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.

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

Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with the opt-out of sale provisions of the CCPA or a potential federal privacy law, or with opt-out of behavioral advertising provisions under the CPRA or VCDPA, then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.

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

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox, and Microsoft’s Edge—block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely by January 2022. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The IAB and DAA have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads.

Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple has shifted to require user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could impact our growth in this channel.

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

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final regulations browser-based or similar “do not sell” signals. California’s CPRA, similarly contemplates the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for rulemaking to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation (as it arguably is to some degree under the CCPA regulations), or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

Increased transparency into the collection and use of data for digital advertising, introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, the CCPA, the CPRA, the VCDPA, “Do Not Track”, and ePrivacy, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock in the aggregate. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025 unless converted prior to such date. As of March 31, 2021, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 51% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or control matters requiring approval by our stockholders, including the election of the directors, excluding the director we plan to designate as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, or the Special Meeting, we may experience legal proceedings, including securities class action claims and/or derivative litigation. Any legal proceedings related to items voted upon at the Special Meeting may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	10-K	02/19/21	3.1

3.2	Amended and Restated Bylaws.	10-K	02/19/21	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

10.1+	Employment Agreement, dated January 11, 2021, by and between the Company and Michelle Hulst.	8-K	1/14/2021	10.1

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: May 10, 2021	/s/ Blake J. Grayson
Blake J. Grayson
Chief Financial Officer (Principal Financial and Accounting Officer)