Form 10-Q
period 2021-06-30
Trade Desk, Inc.
filed 2021-08-09
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 434,119,332 shares of Class A common stock and 44,556,450 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$476,907	$437,353
Short-term investments, net	228,150	186,685
Accounts receivable, net of allowance for credit losses of $6,989 and $7,253 as of June 30, 2021 and December 31, 2020, respectively	1,527,651	1,584,109
Prepaid expenses and other current assets	114,558	102,170
TOTAL CURRENT ASSETS	2,347,266	2,310,317
Property and equipment, net	124,809	115,863
Operating lease assets	245,674	248,143
Deferred income taxes	45,124	50,168
Other assets, non-current	30,075	29,154
TOTAL ASSETS	$2,792,948	$2,753,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,222,220	$1,348,480
Accrued expenses and other current liabilities	66,759	88,335
Operating lease liabilities	39,594	37,868
TOTAL CURRENT LIABILITIES	1,328,573	1,474,683
Operating lease liabilities, non-current	252,995	254,562
Other liabilities, non-current	9,034	11,255
TOTAL LIABILITIES	1,590,602	1,740,500
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 433,892 and 423,383 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively Class B, 95,000 shares authorized; 44,557 and 50,018 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	657,640	538,778
Retained earnings	544,706	474,367
TOTAL STOCKHOLDERS’ EQUITY	1,202,346	1,013,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,792,948	$2,753,645

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$279,967	$139,355	$499,778	$300,015
Operating expenses:
Platform operations	50,809	42,133	101,309	82,341
Sales and marketing	61,755	37,071	117,519	71,365
Technology and development	53,536	40,058	107,454	76,852
General and administrative	51,919	35,865	103,764	74,463
Total operating expenses	218,019	155,127	430,046	305,021
Income (loss) from operations	61,948	(15,772)	69,732	(5,006)
Other expense (income):
Interest expense (income), net	194	(158)	239	(975)
Foreign currency exchange loss (gain), net	204	352	(149)	1,586
Total other expense, net	398	194	90	611
Income (loss) before income taxes	61,550	(15,966)	69,642	(5,617)
Provision for (benefit from) income taxes	13,853	(41,077)	(697)	(54,785)
Net income	$47,697	$25,111	$70,339	$49,168
Earnings per share:
Basic	$0.10	$0.05	$0.15	$0.11
Diluted	$0.10	$0.05	$0.14	$0.10
Weighted average shares outstanding:
Basic	475,512	461,356	474,172	458,184
Diluted	496,987	486,537	497,449	484,834

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A and B		Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	454,755	$—	$380,079	$232,438	$612,517
Impact upon adoption of ASC 326	—	—	—	(388)	(388)
Exercise of common stock options	5,393	—	19,478	—	19,478
Restricted stock, net of forfeitures and shares withheld for taxes	197	—	(4,893)	—	(4,893)
Stock-based compensation	—	—	23,263	—	23,263
Net income	—	—	—	24,057	24,057
Balance as of March 31, 2020	460,346	$—	$417,927	$256,107	$674,034
Exercise of common stock options	4,306	—	22,491	—	22,491
Restricted stock, net of forfeitures and shares withheld for taxes	613	—	(2,836)	—	(2,836)
Stock-based compensation	—	—	24,516	—	24,516
Issuance of common stock under employee stock purchase plan	2,026	—	15,035	—	15,035
Net income	—	—	—	25,111	25,111
Balance as of June 30, 2020	467,291	$—	$477,133	$281,218	$758,351

Balance as of December 31, 2020	473,401	$—	$538,778	$474,367	$1,013,145
Exercise of common stock options	1,794	—	12,621	—	12,621
Restricted stock, net of forfeitures and shares withheld for taxes	110	—	(17,080)	—	(17,080)
Stock-based compensation	—	—	52,985	—	52,985
Net income	—	—	—	22,642	22,642
Balance as of March 31, 2021	475,305	$—	$587,304	$497,009	$1,084,313
Exercise of common stock options	1,401	—	13,718	—	13,718
Restricted stock, net of forfeitures and shares withheld for taxes	409	—	(12,155)	—	(12,155)
Stock-based compensation	—	—	46,015	—	46,015
Issuance of common stock under employee stock purchase plan	1,334	—	22,758	—	22,758
Net income	—	—	—	47,697	47,697
Balance as of June 30, 2021	478,449	$—	$657,640	$544,706	$1,202,346

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$70,339	$49,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,017	13,260
Stock-based compensation	97,551	46,899
Allowance for credit losses on accounts receivable	239	2,384
Noncash lease expense	19,553	15,825
Deferred income taxes	5,044	(11,697)
Other	9,065	(2,372)
Changes in operating assets and liabilities:
Accounts receivable	49,802	293,577
Prepaid expenses and other assets	(6,812)	(31,368)
Accounts payable	(133,510)	(214,396)
Accrued expenses and other liabilities	(22,852)	(7,418)
Operating lease liabilities	(23,995)	(4,735)
Net cash provided by operating activities	85,441	149,127
INVESTING ACTIVITIES:
Purchases of investments	(164,031)	(90,080)
Sales of investments	4,539	—
Maturities of investments	116,769	85,183
Purchases of property and equipment	(18,499)	(37,720)
Capitalized software development costs	(2,675)	(2,317)
Net cash used in investing activities	(63,897)	(44,934)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	143,000
Repayment on line of credit	—	(1,000)
Payment of debt financing costs	(1,852)	—
Proceeds from exercise of stock options	26,339	41,969
Proceeds from employee stock purchase plan	22,758	15,035
Taxes paid related to net settlement of restricted stock awards	(29,235)	(7,729)
Net cash provided by financing activities	18,010	191,275
Increase in cash and cash equivalents	39,554	295,468
Cash and cash equivalents—Beginning of period	437,353	130,876
Cash and cash equivalents—End of period	$476,907	$426,344
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$16,611	$11,315
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$27,175	$10,077
Right-of-use assets obtained in exchange for operating lease liabilities	$16,108	$45,951
Asset retirement obligation	$592	$1,601
Stock-based compensation included in capitalized software development costs	$1,449	$880

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

There have been no material changes to the Company’s accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2020, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

On June 16, 2021, the Company effected a ten-for-one stock split (the “Stock Split”) of the Company’s common stock in the form of a stock dividend. Each stockholder of record on June 9, 2021, received nine additional shares of common stock for each then-held share. Trading began on a stock split-adjusted basis on June 17, 2021. The number of shares subject to outstanding equity awards and the exercise prices of the outstanding stock option awards were also adjusted to reflect the effect of the Stock Split. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Stock Split.

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

As of June 30, 2021, the impact of the Coronavirus pandemic (“COVID-19”) on our business continued to evolve. As a result, many of our estimates and assumptions, including the allowance for credit losses, consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

For the three and six months ended June 30, 2021, the Company’s assessment of credit losses considered business and market disruptions caused by COVID-19 and estimates of defaults by industry. The Company reviews the allowance for credit losses and financial implications of COVID-19 on expected credit losses on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued. The amendments are effective for all entities through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impacts of the provisions of ASU 2020-04 on our financial condition, results of operations, and cash flows.

Note 3—Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted EPS after giving retroactive effect to the Stock Split is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$47,697	$25,111	$70,339	$49,168
Denominator:
Weighted-average shares outstanding—basic	475,512	461,356	474,172	458,184
Effect of dilutive securities:
Options to purchase common stock	18,094	21,766	19,356	23,117
Employee stock purchase plan shares	538	835	663	997
Restricted stock	2,843	2,580	3,258	2,536
Weighted-average shares outstanding—diluted	496,987	486,537	497,449	484,834
Basic EPS	$0.10	$0.05	$0.15	$0.11
Diluted EPS	$0.10	$0.05	$0.14	$0.10
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	2,958	6,332	2,958	6,332

Note 4—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of June 30, 2021
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$93,317	$—	$93,317
Level 1:
Money market funds	360,143	—	360,143
Level 2:
Commercial paper	23,447	94,409	117,856
Corporate debt securities	—	86,845	86,845
U.S. government and agency securities	—	46,896	46,896
Total	$476,907	$228,150	$705,057

	As of December 31, 2020
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$132,372	$—	$132,372
Level 1:
Money market funds	259,434	—	259,434
Level 2:
Commercial paper	45,547	63,372	108,919
Corporate debt securities	—	79,342	79,342
U.S. government and agency securities	—	43,971	43,971
Total	$437,353	$186,685	$624,038

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three and six months ended June 30, 2021 and 2020, were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

June 30, 2021
Due in one year	$204,569
Due in one to two years	23,581
Total	$228,150

Note 5—Leases

The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$12,791	$10,542	$25,886	$20,080
Short-term lease cost	192	256	363	495
Variable lease cost	1,034	1,752	2,957	2,563
Sublease income	(713)	(863)	(1,363)	(1,853)
Total lease cost	$13,304	$11,687	$27,843	$21,285

Note 6—Debt

New Credit Facility

On June 15, 2021, the Company and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent, entered into a new Loan and Security Agreement (the “new credit facility”). The new credit facility replaced the Company’s prior credit facility, which was scheduled to terminate in May 2022. The new credit facility consists of a $450.0 million revolving loan facility, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, the Company has the right to increase the new credit facility by an amount not to exceed $300.0 million. The new credit facility is collateralized by substantially all of the Company’s assets, including a pledge of certain of its accounts receivable, deposit accounts, intellectual property, investment property, and equipment.

Loans under the new credit facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or an adjusted LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a rate per annum for any day equal to the greatest of (1) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (2) the NYFRB Rate in effect on such day plus half of 1%, and (3) the adjusted LIBOR rate for a one month interest period on such day plus 1%. The applicable margin is between 0.25% to 1.25% for Base Rate Borrowings and between 1.25% and 2.25% for LIBOR Rate Borrowings based on the Company maintaining certain leverage ratios. The fee for undrawn amounts under the new credit facility ranges, based on the applicable leverage, from 0.200% to 0.350%. The Company is also required to pay customary letter of credit fees, as necessary.

As of June 30, 2021, the Company did not have an outstanding debt balance under the new credit facility. Availability under the new credit facility was $443.0 million as of June 30, 2021, which is net of outstanding letters of credit of $7.0 million. The new credit facility matures, and all outstanding amounts become due and payable, on June 15, 2026.

The new credit facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The new credit facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of June 30, 2021, the Company was in compliance with all covenants.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Platform operations	$4,091	$2,358	$9,106	$3,820
Sales and marketing	14,579	6,319	28,263	11,633
Technology and development	13,974	7,844	30,068	16,434
General and administrative	12,553	7,413	30,114	15,012
Total	$45,197	$23,934	$97,551	$46,899

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	26,481	$10.73
Granted	1,133	74.36
Exercised	(3,195)	8.25
Cancelled	(1,015)	17.16
Outstanding as of June 30, 2021	23,404	$13.86
Exercisable as of June 30, 2021	14,252	$7.05

On January 1, 2021, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 18.9 million shares in accordance with plan provisions.

Restricted Stock

The following summarizes restricted stock activity:

	RSU (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	5,698	$26.10
Granted	1,666	72.68
Vested	(1,166)	17.11
Forfeited	(460)	24.66
Unvested as of June 30, 2021	5,738	$41.57

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $16.4 million and $6.3 million for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense related to the ESPP totaled $42.0 million and $14.1 million for the six months ended June 30, 2021 and 2020, respectively.

On January 1, 2021, the number of shares available for issuance under the Company’s ESPP was increased by 4.2 million shares in accordance with plan provisions.

Note 8—Income Taxes

In determining the interim benefit from income taxes for the six months ended June 30, 2021, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur. In determining the interim benefit from income taxes for the six months ended June 30, 2020, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting”.

For the three months ended June 30, 2021 and 2020, the provision for (benefit from) income taxes included benefits associated with stock-based awards in the amount of $10.4 million and $48.8 million, respectively. For the six months ended June 30, 2021 and 2020, the benefit from income taxes included benefits associated with stock-based awards in the amount of $36.3 million and $73.1 million, respectively.

For the six months ended June 30, 2021, and 2020, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to the impact of tax benefits associated with stock-based awards, state and foreign taxes, nondeductible stock-based compensation, and research and development tax credits.

On June 10, 2021, the UK Finance Act 2021 was enacted, increasing the corporate tax rate from 19% to 25%. Accordingly, the Company increased its net UK deferred tax assets by $76.4 million, which was fully offset by a valuation allowance.

There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

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

Gross Billings, set forth as a percentage, based on the billing address of the clients or client affiliates, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
U.S.	86%	86%	86%	86%
International	14%	14%	14%	14%
Total	100%	100%	100%	100%

Note 10— Commitments and Contingencies

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on its balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2021.

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

On June 28, 2021, a class action lawsuit was filed against the Company, the members of the Company’s board of directors, and one of our executive officers (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleges generally that the Defendants breached their fiduciary duties to the Company’s stockholders in connection with the negotiation and approval of the amendments and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020 (the “Amendments”). Plaintiff seeks a court order rescinding the Amendments, as well as monetary damages. The Company believes that all of the claims asserted in the complaint are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Defendants’ defense of the action will be successful.

Employment Contracts

The Company has entered into agreements with severance terms with certain employees and officers, all of whom are employed on an at-will basis, subject to certain severance obligations in the event of certain involuntary terminations. The Company may be required to accelerate the vesting of certain stock-based awards in the event of changes in control, as defined, and involuntary terminations.

Note 11— Subsequent Event

In July 2021, the Company acquired a technology company for a GAAP purchase price of $18.5 million, subject to final purchase price adjustments, accounted for as a business combination. Based on the Company’s preliminary assessment, the acquired assets primarily consisted of technology and goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of COVID-19 on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

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

We commercially launched our platform in 2011, targeting the display advertising channel. Since launching, we have added additional advertising channels. The gross spend on our platform comes from multiple channels, including mobile, video (which includes CTV), display, audio, native and social channels.

Our clients are primarily the advertising agencies and other service providers for advertisers, with whom we enter into ongoing master services agreements (“MSAs”). We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

Executive Summary

Highlights

For the three months ended June 30, 2021 and 2020:

•	revenue was $280.0 million and $139.4 million, respectively, representing an increase of 101%; and
•	net income was $47.7 million and $25.1 million, respectively.

For the six months ended June 30, 2021 and 2020:

•	revenue was $499.8 million and $300.0 million, respectively, representing an increase of 67%; and
•	net income was $70.3 million and $49.2 million, respectively.

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

We believe the markets outside of the United States, and in particular China, offer an opportunity for growth, although such markets may also pose challenges related to compliance with local laws and regulations, restrictions on foreign ownership or investment, uncertainty related to trade relations, and a variety of additional risks. We intend to make additional investments in sales and marketing and product development to expand in these markets, including China, where we are making significant investments in our platform and growing our team.

We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.

Our business model has allowed us to grow significantly, and we believe that our operating leverage enables us to support future growth profitably.

COVID-19

The worldwide spread of the COVID-19 pandemic has resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting sales channels and advertising and marketing activities for an unknown period of time until the COVID-19 pandemic is contained, or economic activity normalizes. With the current uncertainty in economic activity, the impact on our revenue and our results of operations is likely to continue, the size and duration of which we are currently unable to accurately predict. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the COVID-19 pandemic and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Results of Operations

The following tables set forth our condensed consolidated statements of comprehensive income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$279,967	$139,355	$499,778	$300,015
Operating expenses:
Platform operations	50,809	42,133	101,309	82,341
Sales and marketing	61,755	37,071	117,519	71,365
Technology and development	53,536	40,058	107,454	76,852
General and administrative	51,919	35,865	103,764	74,463
Total operating expenses	218,019	155,127	430,046	305,021
Income (loss) from operations	61,948	(15,772)	69,732	(5,006)
Total other expense, net	398	194	90	611
Income (loss) before income taxes	61,550	(15,966)	69,642	(5,617)
Provision for (benefit from) income taxes	13,853	(41,077)	(697)	(54,785)
Net income	$47,697	$25,111	$70,339	$49,168

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	18	30	20	27
Sales and marketing	22	27	24	24
Technology and development	19	29	22	26
General and administrative	19	26	21	25
Total operating expenses	78	111	86	102
Income (loss) from operations	22	(11)	14	(2)
Total other expense, net	—	—	—	—
Income (loss) before income taxes	22	(11)	14	(2)
Provision for (benefit from) income taxes	5	(29)	—	(18)
Net income	17%	18%	14%	15%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended June 30,	$279,967	$139,355	$140,612	101%
Six months ended June 30,	$499,778	$300,015	$199,763	67%

The increase in revenue for the three and six months ended June 30, 2021, compared to the same prior year period, was primarily due to increases in gross spend in the current year on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client, and reduction in advertising spend in the three months ended June 30, 2020, due to the impact of the COVID-19 pandemic.

Platform Operations

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended June 30,	$50,809	$42,133	$8,676	21%
Percent of revenue	18%	30%
Six months ended June 30,	$101,309	$82,341	$18,968	23%
Percent of revenue	20%	27%

The increase in platform operations expense for the three months ended June 30, 2021, compared to the same prior year period, was primarily due to increases of $4.8 million in personnel costs, including $1.7 million in stock-based compensation, $2.9 million in facilities costs and allocated overhead and $1.7 million in hosting costs. The increase in personnel costs was due to an increase in headcount. The increase in facilities costs was primarily driven by new data center locations and leases for additional office space to support our future growth. The increase in hosting costs was primarily attributable to increased support for the increased use of our platform by our clients.

The increase in platform operations expense for the six months ended June 30, 2021, compared to the same prior year period, was primarily due to increases of $9.5 million in personnel costs, including $5.3 million of stock-based compensation, $5.6 million in facilities costs and allocated overhead and $4.8 million in hosting costs. These increases were primarily attributable to the factors described above.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended June 30,	$61,755	$37,071	$24,684	67%
Percent of revenue	22%	27%
Six months ended June 30,	$117,519	$71,365	$46,154	65%
Percent of revenue	24%	24%

The increase in sales and marketing expense for the three months ended June 30, 2021, compared to the same prior year period, was primarily due to increases of $20.8 million in personnel costs, including $8.3 million of stock-based compensation, $1.9 million in allocated facilities costs and $1.9 million in advertising and marketing costs. The increase in personnel costs was primarily due to an increase in headcount in order to support our sales efforts and continue to develop and maintain relationships with our clients, as well as an increase in incentive compensation due to the initial impact of the COVID-19 pandemic in the prior year. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth. The increase in advertising and marketing costs was primarily due to an increase in marketing campaigns and sponsorships.

The increase in sales and marketing expense for the six months ended June 30, 2021, compared to the same prior year period, was primarily due to increases of $39.7 million in personnel costs, including $16.6 million of stock-based compensation, $4.2 million in allocated facilities costs and $2.2 million in advertising. These increases were primarily attributable to the factors described above.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended June 30,	$53,536	$40,058	$13,478	34%
Percent of revenue	19%	29%
Six months ended June 30,	$107,454	$76,852	$30,602	40%
Percent of revenue	22%	26%

The increase in technology and development expense for the three months ended June 30, 2021, compared to the same prior year period, was primarily due to increases of $11.7 million in personnel costs, including $6.1 million of stock-based compensation and $1.9 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our growth.

The increase in technology and development expense for the six months ended June 30, 2021, compared to the same prior year period, was primarily due to increases of $26.5 million in personnel costs, including $13.6 million of stock-based compensation, and $4.3 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

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

General and Administrative

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended June 30,	$51,919	$35,865	$16,054	45%
Percent of revenue	19%	26%
Six months ended June 30,	$103,764	$74,463	$29,301	39%
Percent of revenue	21%	25%

The increase in general and administrative expense for the three months ended June 30, 2021, compared to the same prior year period, was primarily due to increases of $12.9 million in personnel costs, including $5.1 million in stock-based compensation, $3.0 million in professional service fees and $1.8 million in allocated facilities costs. These increases were partially offset by a $1.6 million decrease in credit loss expense due to recoveries and less specific bad debt identified in the current quarter. The increase in personnel costs was primarily due to our hiring and growth and an increase in incentive compensation due to the initial impact of the COVID-19 pandemic in the prior year. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.

The increase in general and administrative expense for the six months ended June 30, 2021, compared to the same prior year period, was primarily due to increases of $26.9 million in personnel costs, including $15.1 million of stock-based compensation, $6.0 million in professional service fees and $3.5 million in allocated facilities costs. These increases were partially offset by a $4.0 million decrease in credit loss expense due to recoveries and less specific bad debt identified, and a decrease of $3.0 million in reduced employee-related corporate events and travel due to the COVID-19 pandemic. These increases were primarily attributable to the factors described above.

We expect general and administrative expenses to increase in absolute dollars in future periods. We expect to continue to invest in corporate infrastructure to support growth.

Total Other Expense, Net

	2021	2020	$ Change
	(in thousands)
Three months ended June 30,	$398	$194	$204
Six months ended June 30,	$90	$611	$(521)

The increase in total other expense, net for the three months ended June 30, 2021, compared to the same prior year period, was primarily due to unrealized investment credit loss.

The decrease in total other expense, net for the six months ended June 30, 2021, compared to the same prior year period, was primarily due to realized foreign exchange gains during the current period and the zero outstanding debt balance on our new credit facility during the period, partially offset by lower interest rates on our short-term investments.

Provision for (benefit from) Income Taxes

	2021	2020
	($ in thousands)
Three months ended June 30,	$13,853	$(41,077)
Effective tax rate	23%	257%
Six months ended June 30,	$(697)	$(54,785)
Effective tax rate	(1)%	975%

The U.S. federal statutory tax rate was 21% for the 2021 and 2020 periods, respectively.

The increase in the income tax provision for the three months ended June 30, 2021, compared to the prior year period, was primarily due to higher pre-tax profitability coupled with a decrease in tax benefits associated with employee stock-based awards. Additionally, the 2020 period included an income tax benefit attributable to an NOL carryback provided for under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) not applicable to the 2021 period. For the three months ended June 30, 2021, and 2020, the tax benefits associated with employee exercises of stock options and vesting of restricted stock units were $10.4 million and $48.8 million, respectively.

The decrease in the income tax benefit for the six months ended June 30, 2021, compared to the prior year period, was primarily due to higher pre-tax profitability coupled with a decrease in tax benefits associated with employee exercises of stock options and vesting of restricted stock units. Additionally, the 2020 period included an income tax benefit attributable to an NOL carryback provided for under the CARES Act not applicable to the 2021 period. For the six months ended June 30, 2021, and 2020, the tax benefits associated with employee exercises of stock options and vesting of restricted stock units were $36.3 million and $73.1 million, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $476.9 million, including cash of $43.1 million held by our international subsidiaries, short-term investments in marketable securities of $228.2 million, and working capital of $1,018.7 million.

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

There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. In light of the COVID-19 pandemic, we are closely monitoring the effect that current economic conditions may have on our working capital requirements.

Credit Facility

On June 15, 2021, we and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent, entered into a new Loan and Security Agreement (the “new credit facility”). This agreement replaced our prior credit facility, which was scheduled to terminate in May 2022. The new credit facility consists of a $450.0 million revolving loan facility, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase the new credit facility by an amount not to exceed $300.0 million.

As of June 30, 2021, we did not have an outstanding debt balance under the new credit facility. Availability under the new credit facility was $443.0 million as of June 30, 2021, which is net of outstanding letters of credit of $7.0 million. The new credit facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of June 30, 2021, we were in compliance with all covenants.

For additional information regarding the new credit facility, refer to Note 6—Debt.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$85,441	$149,127
Net cash used in investing activities	$(63,897)	$(44,934)
Net cash provided by financing activities	$18,010	$191,275

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

For the six months ended June 30, 2021, cash provided by operating activities of $85.4 million resulted primarily from net income adjusted for non-cash items of $222.8 million and a net decrease in our operating assets and liabilities of $137.4 million. The net decrease in working capital was primarily due to a $133.5 million decrease in accounts payable, partially offset by a $49.8 million decrease in accounts receivables. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The decrease in accounts receivable resulted due to seasonality and the timing of cash receipts from clients.

For the six months ended June 30, 2020, cash provided by operating activities of $149.1 million resulted primarily from net income adjusted for non-cash items of $113.5 million and a net increase in our operating assets and liabilities of $35.7 million. The net increase in working capital was primarily due to a $293.6 million decrease in accounts receivables partially offset by a decrease of $214.4 million in accounts payable and a $31.4 million increase in prepaid expenses and other assets. The decrease in accounts receivable resulted from the decrease in spend through our platform, seasonality and the timing of cash receipts from clients. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data, and add-on features. The increase in prepaid expenses and other assets was attributable to an increase in the income tax receivable primarily related to the tax benefits associated with employee exercises of stock options and vesting of restricted stock units.

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

For the six months ended June 30, 2021, we used $63.9 million of cash in investing activities, consisting of $164.0 million to purchase short-term investments, $18.5 million to purchase property and equipment, and $2.7 million of investments in capitalized software, partially offset by maturities of short-term investments of $116.8 million and sales of investments of $4.5 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

For the six months ended June 30, 2020, we used $44.9 million of cash in investing activities, consisting of $90.1 million to purchase short-term investments, $37.7 million to purchase property and equipment, and $2.3 million of investments in capitalized software, partially offset by maturities of short-term investments of $85.2 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities of $18.0 million was primarily due to $26.3 million proceeds from stock option exercises and $22.8 million proceeds from our employee stock purchase plan, partially offset by $29.2 million of taxes paid for restricted stock award settlements.

For the six months ended June 30, 2020, cash provided by financing activities of $191.3 million was primarily due to the $143.0 million proceeds from our prior credit facility, $42.0 million proceeds from stock option exercises and $15.0 million proceeds from our employee stock purchase plan, partially offset by $7.7 million of taxes paid for restricted stock award settlements.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2021 other than the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our non-cancelable contractual obligations at June 30, 2021:

	Payments Due by Period
	Less than 1 Year (Remaining 2021)	1-3 Years (2022 and 2023)	3-5 Years (2024 and 2025)	More than 5 Years (Thereafter)	Total
Operating lease commitments	$20,178	$100,216	$80,099	$131,463	$331,956
Other contractual commitments	20,928	67,845	13,369	—	102,142
Total	$41,106	$168,061	$93,468	$131,463	$434,098

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2021.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our new credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of June 30, 2021, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $2.3 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2021, would result in a foreign currency loss of approximately $22.5 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2021, a class action lawsuit was filed against the Company, the members of the Company’s board of directors, and one of our executive officers (collectively, the “Defendants”), in the Court of Chancery of the State of Delaware. The complaint alleges generally that the Defendants breached their fiduciary duties to the Company’s stockholders in connection with the negotiation and approval of the amendments and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020. Plaintiff seeks a court order rescinding the amendments approved at the Special Meeting of Stockholders held on December 22, 2020, as well as monetary damages. We believe that all of the claims asserted in the complaint are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Defendants’ defense of the action will be successful.

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

Our business and operations have been and could in the future be adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and have significantly impacted economic activity and financial markets. Many marketers have decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity, and other COVID-related impacts, which have negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict. In addition, our clients’ and advertisers’ businesses or cash flows have been and may continue to be negatively impacted by the COVID-19 pandemic, which has and may continue to lead them to seek adjustments to payment terms or delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations may be adversely impacted.

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

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. If we fail to meet or exceed the operating results expectations of analysts and investors or if analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our common stock could decline. In addition, if one or more of the analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns.

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

Our revenue, cash flow, results of operations and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for it. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods. Our historical revenue growth has lessened the impact of seasonality; however, seasonality could have a more significant impact on our revenue, cash flow and results of operations from period to period if our growth rate declines, if seasonal spending becomes more pronounced, or if seasonality otherwise differs from our expectations.

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

•	improve our technology infrastructure, including investing in internal technology development and acquiring outside technologies;
•	expand our platform’s reach in new and growing channels such as CTV, including expanding the supply of CTV inventory;
•	cover general and administrative expenses, including legal, accounting and other expenses necessary to support a larger organization;
•	cover sales and marketing expenses, including a significant expansion of our direct sales organization;
•	cover expenses relating to data collection and use and consumer privacy compliance, including additional infrastructure, product features, security, automation and personnel; and
•	explore strategic acquisitions.

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

A breach of our security and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. This could result in government investigations, enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. As we launch new products and services, some of which involve the receipt and processing of identifiable information, the risk of breach to our systems increases, and we could be subject to contractual breach and indemnification claims from other clients and partners and otherwise suffer damage to our reputation, brand, and business. Our platform may also receive data in aggregated or pseudonymized form, and if our systems are breached and such data or information is compromised, it could be damaging to our brand, reputation, and business. Cyberattacks could also compromise our own trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business.

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

The global regulatory landscape regarding the protection of personal information is evolving, and U.S. (state and federal) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the United States, a federal privacy law is the subject of active discussion and several bills have been introduced recently.

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

The CPRA, which takes effect in January 2023, expands upon the CCPA and imposes additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt-out for behavioral advertising.

In addition, two other states recently enacted comprehensive consumer privacy laws, Virginia and Colorado, and more states are expected to follow. Like the CPRA, the Virginia Consumer Data Protection Act (“VCDPA”) will go into effect on January 1, 2023, while the Colorado Privacy Act takes effect on July 1, 2023. The VCDPA and the Colorado Privacy Act both protect “personal data,” a concept defined broadly in each law. The laws grant individuals a range of privacy rights relating to their personal data, including the right to opt out of targeted advertising and certain profiling activities. The CPRA, VCDPA, and the Colorado Privacy Act will create additional compliance costs for us and our industry partners, though efforts taken toward compliance with other privacy laws will likely be applicable to many elements of the Virginia and Colorado statutes. Although we have attempted to mitigate certain risks posed by these laws through contractual and platform changes, we cannot predict with certainty the effect of these laws and their implementing regulations on our business.

Laws governing the processing of personal data in Europe (including the European Union and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation, or GDPR, which applies to us, came into effect on May 25, 2018. Like the laws passed in California, Virginia, and Colorado, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework for establishing and managing legal bases under the GDPR and other EU privacy laws including ePrivacy (discussed below). Although the framework is actively in use, we cannot predict its effectiveness over the long term. European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, we have to comply with both the GDPR and the United Kingdom Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR and the United Kingdom Data Protection Act 2018, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the United States, like many U.S. and European companies, we have relied upon, and were certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice (“Schrems II”) as an adequate mechanism by which EU companies may pass personal data to the United States, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the United States is in question. In June 2021, the European Commission published revised standard contractual clauses, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. Even with the additional clarity provided by these much-anticipated developments, the validity of the standard contractual clauses as a transfer mechanism remains uncertain. The concerns raised by the court in Schrems II relating to the perceived risks of transferring personal data to the United States, and the ability of the standard contractual clauses to address those risks, persist under the new standard contractual clauses framework. If all or some jurisdictions within the EU or the United Kingdom, determine that the new standard contractual clauses also cannot be used to transfer personal data to the United States, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If left with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. It remains unclear how the withdrawal of the United Kingdom, or U.K., from the European Union, referred to as Brexit, will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit. We anticipate guidance from the U.K. in the coming months that will establish whether the EU’s new standard contractual clauses may be used for transfers from the U.K. to the United States.

Regulatory investigations and enforcement actions could also impact us. In the United States, the Federal Trade Commission, or FTC, uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

Adapting our business to privacy laws enacted at the state level and their implementing regulations and to the enhanced and evolving privacy obligations in the EU and elsewhere could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance costs. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under laws existing and future privacy laws and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.

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

Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with the opt-out of sale provisions of the CCPA or a potential federal privacy law, or with opt-out of behavioral advertising provisions under the CPRA, VCDPA, or Colorado Privacy Act, then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.

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

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox, and Microsoft’s Edge—block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely by late 2023. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The IAB and DAA have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads.

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

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the Cookie Directive in some markets. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final regulations address browser-based or similar “do not sell” signals. California’s CPRA and the Colorado Privacy Act similarly contemplate the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for rulemaking to develop these technical signals. To the extent a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by state, federal, or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

Increased transparency into the collection and use of data for digital advertising, introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, state privacy laws, “Do Not Track,” and ePrivacy, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.

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

Our international operations and expansion plans create challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage and expand our business and conduct our operations internationally requires considerable attention and resources.

We have personnel in countries within North America, Central America, Europe, Asia, and Australia, and we are continuing to expand our international operations. Some of the countries into which we are, or potentially may, expand score unfavorably on the Corruption Perceptions Index, or CPI, of the Transparency International. Our teams in locations outside the United States are substantially smaller than some of our teams in the United States. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, or we are unable to secure quality non-U.S. ad inventory and data on reasonable terms due to our limited inventory and data team capacity, we may be unable to effectively grow in international markets.

Our international operations and expansion subject us to a variety of additional risks, including:

•

risks related to local advertising markets, where adoption of programmatic ad buying may be slower than in the United States, advertising buyers and inventory and data providers may be less familiar with demand-side platforms and our brand, and business models may not support our value proposition;

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

We may incur significant operating expenses as a result of our international operations and expansion, and we may not be successful. Our international business also subjects us to the impact of differing regulatory requirements, costs and difficulties in managing a distributed workforce, and potentially adverse tax consequences in the United States and abroad. If our international activities were found to be in violation of any existing or future international laws or regulations or if interpretations of those laws and regulations were to change, our business in those countries could be subject to fines and other financial penalties, have licenses revoked, or be forced to restructure operations or shut down entirely. In addition, advertising markets outside of the United States are not as developed as those within the United States, and we may be unable to grow our business sufficiently. Any failure to successfully manage the risks and challenges related to our international operations could adversely affect our business, financial condition and results of operations.

We have entered into, and may in the future enter into, credit facilities which may contain operating and financial covenants that restrict our business and financing activities.

We have entered into, and may in the future enter into, credit facilities which contain restrictions that limit our flexibility in operating our business. Our credit facility contains, and any future credit facility may contain, various covenants that limit our ability to engage in specified types of transactions. Subject to exceptions, these covenants limit our ability to, among other things:

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

The market for talent in many of our areas of operations, including California and New York, is intensely competitive, as technology companies like ours compete to attract the best talent. As a business-to-business company, we do not have the same level of name recognition among potential recruits as business-to-consumer companies. Additionally, we have less experience with recruiting and less name recognition in geographies outside of the United States and may face additional challenges in attracting and retaining international employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. New employees often require significant training and, in many cases, take significant time before they achieve full productivity. Our account managers, for instance, need to be trained quickly on the features of our platform since failure to offer high-quality support may adversely affect our relationships with our clients.

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

Our corporate culture has contributed to our success, and if we are unable to maintain it as we grow, our business, financial condition, and results of operations could be harmed.

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

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright, patent and other intellectual property laws to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have “theTradeDesk” and variants and other marks registered as trademarks or pending registrations in the United States and certain foreign countries. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous Internet domain names in the United States and certain foreign countries related to our business. We endeavor to enter into agreements with our employees and contractors in order to limit access to and disclosure of our proprietary information, as well as to clarify rights to intellectual property associated with our business. Protecting our intellectual property is a challenge, especially after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services, and strictly prohibit reverse engineering. However, reverse engineering our software or the theft or misuse of our proprietary information could occur by employees or other third parties who have access to our technology. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap private, and as a general matter, have not patented our proprietary technology. As a result, we cannot look to patent enforcement rights to protect much of our proprietary technology. Furthermore, our patent strategy is still in its early stages. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock in the aggregate. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of June 30, 2021, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 51% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or control matters requiring approval by our stockholders, including the election of the directors, excluding the director we plan to designate as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, or the Special Meeting, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees.

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

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions, including a number of states in the United States, are considering enacting or have enacted laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	10-K	2/19/2021	3.1

3.2	Amended and Restated Bylaws.	10-K	2/19/2021	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

4.4	Second Amended and Restated Investor Rights Agreement dated as of February 9, 2016, by and among The Trade Desk, Inc. and the investors listed therein.	S-1/A	9/6/2016	10.1

10.1*	Loan and Security Agreement, dated as of June 15, 2021, among The Trade Desk, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	6/16/2021	10.1

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*

Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish a copy of all omitted schedules and exhibits to the SEC upon its request.

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

THE TRADE DESK, INC. (Registrant)

Dated: August 9, 2021	/s/ Blake J. Grayson
Blake J. Grayson
Chief Financial Officer (Principal Financial and Accounting Officer)