Form 10-Q
period 2021-09-30
Trade Desk, Inc.
filed 2021-11-08
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 436,076,902 shares of Class A common stock and 44,556,450 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$576,916	$437,353
Short-term investments, net	221,685	186,685
Accounts receivable, net of allowance for credit losses of $7,245 and $7,253 as of September 30, 2021 and December 31, 2020, respectively	1,624,759	1,584,109
Prepaid expenses and other current assets	92,557	102,170
TOTAL CURRENT ASSETS	2,515,917	2,310,317
Property and equipment, net	137,416	115,863
Operating lease assets	242,436	248,143
Deferred income taxes	46,405	50,168
Other assets, non-current	46,581	29,154
TOTAL ASSETS	$2,988,755	$2,753,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,304,971	$1,348,480
Accrued expenses and other current liabilities	77,323	88,335
Operating lease liabilities	45,603	37,868
TOTAL CURRENT LIABILITIES	1,427,897	1,474,683
Operating lease liabilities, non-current	247,923	254,562
Other liabilities, non-current	10,121	11,255
TOTAL LIABILITIES	1,685,941	1,740,500
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 436,033 and 423,383 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively Class B, 95,000 shares authorized; 44,556 and 50,018 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	698,724	538,778
Retained earnings	604,090	474,367
TOTAL STOCKHOLDERS’ EQUITY	1,302,814	1,013,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,988,755	$2,753,645

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$301,091	$216,113	$800,869	$516,128
Operating expenses:
Platform operations	53,400	44,826	154,709	127,167
Sales and marketing	59,278	44,637	176,797	116,002
Technology and development	55,847	41,079	163,301	117,931
General and administrative	52,120	42,789	155,884	117,252
Total operating expenses	220,645	173,331	650,691	478,352
Income from operations	80,446	42,782	150,178	37,776
Other expense (income):
Interest expense (income), net	317	235	556	(740)
Foreign currency exchange loss (gain), net	1,153	(12)	1,004	1,574
Total other expense, net	1,470	223	1,560	834
Income before income taxes	78,976	42,559	148,618	36,942
Provision for (benefit from) income taxes	19,592	1,312	18,895	(53,473)
Net income	$59,384	$41,247	$129,723	$90,415
Earnings per share:
Basic	$0.12	$0.09	$0.27	$0.20
Diluted	$0.12	$0.08	$0.26	$0.19
Weighted average shares outstanding:
Basic	478,101	465,819	475,496	460,747
Diluted	498,912	492,207	497,942	487,309

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A and B		Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	454,755	$—	$380,079	$232,438	$612,517
Impact upon adoption of ASC 326	—	—	—	(388)	(388)
Exercise of common stock options	5,393	—	19,478	—	19,478
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	197	—	(4,893)	—	(4,893)
Stock-based compensation	—	—	23,263	—	23,263
Net income	—	—	—	24,057	24,057
Balance as of March 31, 2020	460,346	—	417,927	256,107	674,034
Exercise of common stock options	4,306	—	22,491	—	22,491
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	613	—	(2,836)	—	(2,836)
Stock-based compensation	—	—	24,516	—	24,516
Issuance of common stock under employee stock purchase plan	2,026	—	15,035	—	15,035
Net income	—	—	—	25,111	25,111
Balance as of June 30, 2020	467,291	—	477,133	281,218	758,351
Exercise of common stock options	2,245	—	12,118	—	12,118
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	(84)	—	(6,455)	—	(6,455)
Stock-based compensation	—	—	27,366	—	27,366
Net income	—	—	—	41,247	41,247
Balance as of September 30, 2020	469,452	$—	$510,162	$322,465	$832,627

Balance as of December 31, 2020	473,401	$—	$538,778	$474,367	$1,013,145
Exercise of common stock options	1,794	—	12,621	—	12,621
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	110	—	(17,080)	—	(17,080)
Stock-based compensation	—	—	52,985	—	52,985
Net income	—	—	—	22,642	22,642
Balance as of March 31, 2021	475,305	—	587,304	497,009	1,084,313
Exercise of common stock options	1,401	—	13,718	—	13,718
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	409	—	(12,155)	—	(12,155)
Stock-based compensation	—	—	46,015	—	46,015
Issuance of common stock under employee stock purchase plan	1,334	—	22,758	—	22,758
Net income	—	—	—	47,697	47,697
Balance as of June 30, 2021	478,449	—	657,640	544,706	1,202,346
Exercise of common stock options	1,808	—	13,220	—	13,220
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	307	—	(9,038)	—	(9,038)
Stock-based compensation	—	—	35,086	—	35,086
Issuance of common stock related to acquisition	25	—	1,816	—	1,816
Net income	—	—	—	59,384	59,384
Balance as of September 30, 2021	480,589	$—	$698,724	$604,090	$1,302,814

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$129,723	$90,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,969	20,777
Stock-based compensation	132,010	73,751
Allowance for credit losses on accounts receivable	520	2,722
Noncash lease expense	29,914	24,052
Deferred income taxes	5,044	(20,978)
Other	6,730	1,242
Changes in operating assets and liabilities:
Accounts receivable	(48,637)	21,063
Prepaid expenses and other assets	20,627	(23,919)
Accounts payable	(44,105)	47,728
Accrued expenses and other liabilities	(14,790)	11,047
Operating lease liabilities	(31,886)	(10,388)
Net cash provided by operating activities	215,119	237,512
INVESTING ACTIVITIES:
Purchases of investments	(233,427)	(127,254)
Sales of investments	4,539	—
Maturities of investments	192,077	128,315
Purchases of property and equipment	(43,920)	(57,721)
Capitalized software development costs	(3,684)	(4,246)
Business acquisition	(13,261)	—
Net cash used in investing activities	(97,676)	(60,906)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	143,000
Repayment on line of credit	—	(71,000)
Payment of debt financing costs	(1,924)	—
Proceeds from exercise of stock options	39,559	54,038
Proceeds from employee stock purchase plan	22,758	15,035
Taxes paid related to net settlement of restricted stock awards	(38,273)	(14,184)
Net cash provided by financing activities	22,120	126,889
Increase in cash and cash equivalents	139,563	303,495
Cash and cash equivalents—Beginning of period	437,353	130,876
Cash and cash equivalents—End of period	$576,916	$434,371
SUPPLEMENTAL CASH FLOW INFORMATION:
Capitalized assets financed by accounts payable	$8,934	$12,842
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$39,006	$17,702
Right-of-use assets obtained in exchange for operating lease liabilities	$23,293	$52,238
Asset retirement obligation	$1,609	$1,601
Stock-based compensation included in capitalized software development costs	$2,076	$1,394

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

There have been no material changes to the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2020, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

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

As of September 30, 2021, the impact of the Coronavirus pandemic (“COVID-19”) on the Company’s business continued to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

For the three and nine months ended September 30, 2021, the Company’s assessment of credit losses considered business and market disruptions caused by COVID-19 and estimates of defaults by industry. The Company reviews the allowance for credit losses and financial implications of COVID-19 on expected credit losses on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Business Combinations

The results of a business combination are included in the Company’s condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business are generally recorded at their estimated fair values on the acquisition date, which may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. The Company engages valuation specialists to assist in determining the fair values of these acquired assets and liabilities. Any excess consideration over the fair value of these acquired assets and liabilities assumed is recognized as goodwill.

In July 2021, the Company acquired all of the equity interests of a technology company for a GAAP purchase price of $17.8 million, subject to purchase price adjustments. The purchase consideration was primarily attributable to non-deductible goodwill of $11.4 million, with the remainder allocated to acquired technology and other assets.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued. The amendments are effective for all entities through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The adoption of the amendment did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3—Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted EPS after giving retroactive effect to the Stock Split is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income	$59,384	$41,247	$129,723	$90,415
Denominator:
Weighted-average shares outstanding—basic	478,101	465,819	475,496	460,747
Effect of dilutive securities:
Options to purchase common stock	17,623	22,230	18,772	22,819
Employee stock purchase plan shares	278	454	533	815
Restricted stock	2,910	3,704	3,141	2,928
Weighted-average shares outstanding—diluted	498,912	492,207	497,942	487,309
Basic EPS	$0.12	$0.09	$0.27	$0.20
Diluted EPS	$0.12	$0.08	$0.26	$0.19
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	1,439	1,880	1,439	1,880

Note 4—Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of September 30, 2021
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$141,689	$—	$141,689
Level 1:
Money market funds	403,952	—	403,952
Level 2:
Commercial paper	31,275	84,253	115,528
Corporate debt securities	—	94,080	94,080
U.S. government and agency securities	—	43,352	43,352
Total	$576,916	$221,685	$798,601

	As of December 31, 2020
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$132,372	$—	$132,372
Level 1:
Money market funds	259,434	—	259,434
Level 2:
Commercial paper	45,547	63,372	108,919
Corporate debt securities	—	79,342	79,342
U.S. government and agency securities	—	43,971	43,971
Total	$437,353	$186,685	$624,038

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three and nine months ended September 30, 2021 and 2020, were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

September 30, 2021
Due in one year	$195,238
Due in one to two years	26,447
Total	$221,685

Note 5—Leases

The components of lease expense recorded in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$12,402	$10,768	$38,288	$30,848
Short-term lease cost	229	228	592	723
Variable lease cost	1,891	1,688	4,848	4,251
Sublease income	(751)	(936)	(2,114)	(2,789)
Total lease cost	$13,771	$11,748	$41,614	$33,033

Note 6—Debt

Credit Facility

On June 15, 2021, the Company and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent, entered into a Loan and Security Agreement (the “credit facility”). The credit facility replaced the Company’s prior credit facility, which was scheduled to terminate in May 2022. The credit facility consists of a $450.0 million revolving loan facility, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, the Company has the right to increase the credit facility by an amount not to exceed $300.0 million. The credit facility is collateralized by substantially all of the Company’s assets, including a pledge of certain of its accounts receivable, deposit accounts, intellectual property, investment property, and equipment.

Loans under the credit facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or an adjusted LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a rate per annum for any day equal to the greatest of (1) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (2) the NYFRB Rate in effect on such day plus half of 1%, and (3) the adjusted LIBOR rate for a one month interest period on such day plus 1%. The applicable margin is between 0.25% to 1.25% for Base Rate Borrowings and between 1.25% and 2.25% for LIBOR Rate Borrowings based on the Company maintaining certain leverage ratios. The fee for undrawn amounts under the credit facility ranges, based on the applicable leverage, from 0.200% to 0.350%. The Company is also required to pay customary letter of credit fees, as necessary.

As of September 30, 2021, the Company did not have an outstanding debt balance under the credit facility. Availability under the credit facility was $443.9 million as of September 30, 2021, which is net of outstanding letters of credit of $6.1 million. The credit facility matures, and all outstanding amounts become due and payable, on June 15, 2026.

The credit facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The credit facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of September 30, 2021, the Company was in compliance with all covenants.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Platform operations	$2,518	$1,639	$11,624	$5,459
Sales and marketing	9,099	6,916	37,362	18,549
Technology and development	11,269	7,911	41,337	24,345
General and administrative	11,573	10,386	41,687	25,398
Total	$34,459	$26,852	$132,010	$73,751

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	26,481	$10.73
Granted	1,171	74.52
Exercised	(5,004)	7.91
Cancelled	(1,186)	18.20
Outstanding as of September 30, 2021	21,462	$14.45
Exercisable as of September 30, 2021	13,962	$7.97

Restricted Stock

The following summarizes restricted stock activity:

	RSU (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2020	5,698	$26.10
Granted	2,166	73.70
Vested	(1,494)	22.41
Forfeited	(575)	28.72
Unvested as of September 30, 2021	5,795	$44.58

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $4.1 million and $3.7 million for the three months ended September 30, 2021 and 2020, respectively. Stock-based compensation expense related to the ESPP totaled $46.1 million and $17.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 8—Income Taxes

In determining the interim income tax provision for the nine months ended September 30, 2021, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur. In determining the interim benefit from income taxes for the nine months ended September 30, 2020, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting”.

For the three months ended September 30, 2021 and 2020, the income tax provision included benefits associated with stock-based awards in the amounts of $21.9 million and $25.6 million, respectively. For the nine months ended September 30, 2021 and 2020, the provision for (benefit from) income taxes included benefits associated with stock-based awards in the amounts of $58.2 million and $98.7 million, respectively.

For the nine months ended September 30, 2021, and 2020, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to the impact of tax benefits associated with stock-based awards, nondeductible stock-based compensation, state and foreign taxes, and research and development tax credits.

On June 10, 2021, the UK Finance Act 2021 was enacted, increasing the corporate tax rate from 19% to 25%. Accordingly, the Company increased its net UK deferred tax assets by $76.4 million, which was fully offset by a valuation allowance.

There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2021, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

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

Gross Billings, set forth as a percentage, based on the billing address of the clients or client affiliates, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S.	87%	86%	86%	86%
International	13%	14%	14%	14%
Total	100%	100%	100%	100%

Note 10— Commitments and Contingencies

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on its balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2021.

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

On June 28, 2021, a class action lawsuit was filed against the Company, the members of the Company’s board of directors, and one of the Company’s executive officers (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleges generally that the Defendants breached their fiduciary duties to the Company’s stockholders in connection with the negotiation and approval of the amendments to the Company’s certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020 (the “Amendments”). Plaintiff seeks a court order rescinding the Amendments, as well as monetary damages. On August 27, 2021, the Defendants moved to dismiss the complaint. On October 8, 2021, the plaintiff filed an opposition to Defendants’ motion to dismiss the complaint. The Company believes that all of the claims asserted in the complaint are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Defendants’ defense of the action will be successful.

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

Note 11— Subsequent Event

On October 6, 2021, the Company granted a market-based performance award (the “Performance Option”) to the Company’s Chief Executive Officer (the “CEO”) under the Company’s 2016 Incentive Award Plan. If specified target goals for the per share price of the Company’s Class A common stock (ranging from $90.00 to $340.00 per share) and certain other vesting conditions are satisfied, the CEO may purchase up to 16,000,000 shares of Class A common stock, to be earned in eight equal tranches, subject to decrease or increase by up to 20% for each tranche based on the relative total shareholder return (“TSR”) of the Company’s Class A common stock as compared to the TSR of the Nasdaq-100 Index at each vesting tranche. The Performance Option has an exercise price of $68.29 per share and a grant-date fair value of approximately $819.0 million, which is expected to be expensed on a graded-vesting basis over a period of approximately five years but may be accelerated if the vesting criteria is met prior to the estimated performance period. Stock-based compensation expense for the Performance Option will be recorded as a component of general and administrative expense in the Company’s consolidated statement of operations beginning in the fourth quarter of 2021 and, assuming no acceleration of vesting, will be recognized over a weighted-average period of 2.9 years.

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

We discuss many of these risks in Part II of this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission (the “SEC”). Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

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

Executive Summary

Highlights

For the three months ended September 30, 2021 and 2020:

•	revenue was $301.1 million and $216.1 million, respectively, representing an increase of 39%; and
•	net income was $59.4 million and $41.2 million, respectively.

For the nine months ended September 30, 2021 and 2020:

•	revenue was $800.9 million and $516.1 million, respectively, representing an increase of 55%; and
•	net income was $129.7 million and $90.4 million, respectively.

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

COVID-19

The worldwide spread of the COVID-19 pandemic has resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until the COVID-19 pandemic is contained, or economic activity normalizes. With the current uncertainty in economic activity, the impact on our revenue and our results of operations is likely to continue, the size and duration of which we are currently unable to accurately predict. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the COVID-19 pandemic and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Results of Operations

The following tables set forth our condensed consolidated statements of income data for each of the periods presented and as a percentage of our revenue for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$301,091	$216,113	$800,869	$516,128
Operating expenses:
Platform operations	53,400	44,826	154,709	127,167
Sales and marketing	59,278	44,637	176,797	116,002
Technology and development	55,847	41,079	163,301	117,931
General and administrative	52,120	42,789	155,884	117,252
Total operating expenses	220,645	173,331	650,691	478,352
Income from operations	80,446	42,782	150,178	37,776
Total other expense, net	1,470	223	1,560	834
Income before income taxes	78,976	42,559	148,618	36,942
Provision for (benefit from) income taxes	19,592	1,312	18,895	(53,473)
Net income	$59,384	$41,247	$129,723	$90,415

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	18	21	19	25
Sales and marketing	20	21	22	22
Technology and development	19	19	20	23
General and administrative	17	20	19	23
Total operating expenses	73	80	81	93
Income from operations	27	20	19	7
Total other expense, net	—	—	—	—
Income before income taxes	26	20	19	7
Provision for (benefit from) income taxes	7	1	2	(11)
Net income	19%	19%	16%	18%

*	Percentages may not sum due to rounding.

Revenue

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended September 30,	$301,091	$216,113	$84,978	39%
Nine months ended September 30,	$800,869	$516,128	$284,741	55%

The increase in revenue for the three and nine months ended September 30, 2021, compared to the same prior year period, was primarily due to increases in gross spend in the current year on our platform by existing clients, which was driven by increases in the number of advertising campaigns executed per client.

Platform Operations

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended September 30,	$53,400	$44,826	$8,574	19%
Percent of revenue	18%	21%
Nine months ended September 30,	$154,709	$127,167	$27,542	22%
Percent of revenue	19%	25%

The increase in platform operations expense for the three months ended September 30, 2021, compared to the same prior year period, was primarily due to increases of $3.6 million in personnel costs, including $0.9 million in stock-based compensation, $3.0 million in hosting costs and $1.8 million in facilities costs and allocated overhead. The increase in personnel costs was due to an increase in headcount. The increase in hosting costs was primarily attributable to increased support for the increased use of our platform by our clients. The increase in facilities costs was primarily driven by new data center locations and leases for additional office space to support our future growth.

The increase in platform operations expense for the nine months ended September 30, 2021, compared to the same prior year period, was primarily due to increases of $13.1 million in personnel costs, including $6.2 million of stock-based compensation, $7.8 million in hosting costs and $7.4 million in facilities costs and allocated overhead. These increases were primarily attributable to the factors described above.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our clients.

Sales and Marketing

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended September 30,	$59,278	$44,637	$14,641	33%
Percent of revenue	20%	21%
Nine months ended September 30,	$176,797	$116,002	$60,795	52%
Percent of revenue	22%	22%

The increase in sales and marketing expense for the three months ended September 30, 2021, compared to the same prior year period, was primarily due to increases of $10.3 million in personnel costs, including $2.2 million of stock-based compensation, $2.8 million in advertising and marketing costs and $1.5 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount in order to support our sales efforts and continue to develop and maintain relationships with our clients, as well as an increase in incentive compensation. The increase in advertising and marketing costs was primarily due to an increase in marketing campaigns and sponsorships. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.

The increase in sales and marketing expense for the nine months ended September 30, 2021, compared to the same prior year period, was primarily due to increases of $50.0 million in personnel costs, including $18.8 million of stock-based compensation, $5.7 million in allocated facilities costs and $5.0 million in advertising and marketing costs. These increases were primarily attributable to the factors described above.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended September 30,	$55,847	$41,079	$14,768	36%
Percent of revenue	19%	19%
Nine months ended September 30,	$163,301	$117,931	$45,370	38%
Percent of revenue	20%	23%

The increase in technology and development expense for the three months ended September 30, 2021, compared to the same prior year period, was primarily due to increases of $13.4 million in personnel costs, including $3.4 million of stock-based compensation and $1.2 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our growth.

The increase in technology and development expense for the nine months ended September 30, 2021, compared to the same prior year period, was primarily due to increases of $39.9 million in personnel costs, including $17.0 million of stock-based compensation, and $5.5 million in allocated facilities costs. These increases were primarily attributable to the factors described above.

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

General and Administrative

			Change
	2021	2020	$	%
	($ in thousands)
Three months ended September 30,	$52,120	$42,789	$9,331	22%
Percent of revenue	17%	20%
Nine months ended September 30,	$155,884	$117,252	$38,632	33%
Percent of revenue	19%	23%

The increase in general and administrative expense for the three months ended September 30, 2021, compared to the same prior year period, was primarily due to increases of $6.7 million in personnel costs, including $1.2 million in stock-based compensation, and $1.5 million in allocated facilities costs. The increase in personnel costs was primarily due to our hiring and growth. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.

The increase in general and administrative expense for the nine months ended September 30, 2021, compared to the same prior year period, was primarily due to increases of $33.5 million in personnel costs, including $16.3 million of stock-based compensation, and $5.0 million in allocated facilities costs. These increases in personnel costs and allocated facilities costs were primarily attributable to the factors described above.

We expect general and administrative expenses to increase primarily due to an increase in stock-based compensation expense associated with the Performance Option and continued investment in corporate infrastructure to support growth. For additional information regarding the Performance Option, refer to Note11— Subsequent Event.

Total Other Expense, Net

	2021	2020	$ Change
	(in thousands)
Three months ended September 30,	$1,470	$223	$1,247
Nine months ended September 30,	$1,560	$834	$726

The increase in total other expense, net for the three months ended September 30, 2021, compared to the same prior year period, was primarily due to a net increase in foreign exchange losses.

The increase in total other expense, net for the nine months ended September 30, 2021, compared to the same prior year period, was primarily due to lower interest income on our short-term investments.

Provision for (benefit from) Income Taxes

	2021	2020
	($ in thousands)
Three months ended September 30,	$19,592	$1,312
Effective tax rate	25%	3%
Nine months ended September 30,	$18,895	$(53,473)
Effective tax rate	13%	(145)%

The U.S. federal statutory tax rate was 21% for the 2021 and 2020 periods, respectively.

The increase in the income tax provision for the three months ended September 30, 2021, compared to the same prior year period, was primarily due to higher pre-tax profitability coupled with the tax impacts associated with nondeductible stock-based compensation. Additionally, the 2020 period included an income tax benefit attributable to a net operating loss (“NOL”) carryback provided for under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) not applicable to the 2021 period. For the three months ended September 30, 2021, and 2020, the tax benefits associated with employee exercises of stock options and vesting of restricted stock units were $21.9 million and $25.6 million, respectively.

The increase in the income tax provision for the nine months ended September 30, 2021, compared to the same prior year period, was primarily due to higher pre-tax profitability coupled with the tax impacts associated with nondeductible stock-based compensation. Additionally, the 2020 period included an income tax benefit attributable to an NOL carryback provided for under the CARES Act not applicable to the 2021 period. For the nine months ended September 30, 2021 and 2020, the tax benefits associated with employee exercises of stock options and vesting of restricted stock units were $58.2 million and $98.7 million, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $576.9 million, including cash of $41.0 million held by our international subsidiaries, short-term investments in marketable securities of $221.7 million, and working capital of $1,088.0 million.

We believe our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital requirements for at least the next 12 months. Further, in November 2020, we filed a shelf registration statement on Form S-3 with the SEC, (the “Shelf Registration”), which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” within this Quarterly Report on Form 10-Q.

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

Credit Facility

On June 15, 2021, we and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent, entered into a Loan and Security Agreement (the “credit facility”). This agreement replaced our prior credit facility, which was scheduled to terminate in May 2022. The credit facility consists of a $450.0 million revolving loan facility, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase the credit facility by an amount not to exceed $300.0 million.

As of September 30, 2021, we did not have an outstanding debt balance under the credit facility. Availability under the credit facility was $443.9 million as of September 30, 2021, which is net of outstanding letters of credit of $6.1 million. The credit facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of September 30, 2021, we were in compliance with all covenants.

For additional information regarding the credit facility, refer to Note 6—Debt.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$215,119	$237,512
Net cash used in investing activities	$(97,676)	$(60,906)
Net cash provided by financing activities	$22,120	$126,889

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

For the nine months ended September 30, 2021, cash provided by operating activities of $215.1 million resulted primarily from net income adjusted for non-cash items of $333.9 million, partially offset by a net decrease in our operating assets and liabilities of $118.8 million. The net decrease was primarily due to a $48.6 million increase in accounts receivables, a $44.1 million decrease in accounts payable and a $31.9 decrease in operating lease liabilities. The increase in accounts receivable resulted from seasonality and the timing of cash receipts from clients. The decrease in accounts payable was due to the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The decrease in operating lease liabilities was due primarily to rent payments.

For the nine months ended September 30, 2020, cash provided by operating activities of $237.5 million resulted primarily from net income adjusted for non-cash items of $192.0 million and a net increase in our operating assets and liabilities of $45.5 million. The net increase was primarily due to a $21.1 million decrease in accounts receivables and a $47.7 million increase in accounts payable, partially offset by a $23.9 million increase in prepaid expenses and other assets. The decrease in accounts receivable resulted from seasonality, and the timing of cash receipts from clients. The increase in accounts payable was primarily due to the timing of payments to suppliers for the cost of advertising inventory, data, and add-on features. The increase in prepaid expenses and other assets was attributable to an increase in the income tax receivable primarily related to the tax benefits associated with employee exercises of stock options and vesting of restricted stock units.

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

For the nine months ended September 30, 2021, we used $97.7 million of cash in investing activities, consisting of $233.4 million to purchase short-term investments, $43.9 million to purchase property and equipment, $3.7 million of investments in capitalized software and $13.3 million for certain assets accounted for as a business acquisition, partially offset by maturities of short-term investments of $192.1 million and sales of investments of $4.5 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

For the nine months ended September 30, 2020, we used $60.9 million of cash in investing activities, consisting of $127.3 million to purchase short-term investments, $57.7 million to purchase property and equipment, and $4.2 million of investments in capitalized software, partially offset by maturities of short-term investments of $128.3 million. Purchases of property and equipment and investments in capitalized software support our growth and further development of our platform.

Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities of $22.1 million was primarily due to $39.6 million proceeds from stock option exercises and $22.8 million proceeds from our employee stock purchase plan, partially offset by $38.3 million of taxes paid for restricted stock award settlements and $1.9 million for debt financing costs.

For the nine months ended September 30, 2020, cash provided by financing activities of $126.9 million was primarily due to net proceeds of $72.0 million from our credit facility, $54.0 million proceeds from stock option exercises and $15.0 million proceeds from our employee stock purchase plan, partially offset by $14.2 million of taxes paid for restricted stock award settlements.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2021 other than the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our non-cancelable contractual obligations at September 30, 2021:

	Payments Due by Period
	Less than 1 Year (Remaining 2021)	1-3 Years (2022 and 2023)	3-5 Years (2024 and 2025)	More than 5 Years (Thereafter)	Total
Operating lease commitments	$13,476	$103,260	$82,506	$131,430	$330,672
Other contractual commitments	11,134	68,127	210	52	79,523
Total	$24,610	$171,387	$82,716	$131,482	$410,195

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders, and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of income or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of September 30, 2021, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $2.2 million annually.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and expenses denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to remeasuring cash balances, trade accounts receivable and payable balances that are denominated in currencies other than the U.S. Dollar. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2021, would result in a foreign currency loss of approximately $22.9 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2021, a class action lawsuit was filed against us, the members of our board of directors, and one of our executive officers (collectively, the “Defendants”), in the Court of Chancery of the State of Delaware. The complaint alleges generally that the Defendants breached their fiduciary duties to our stockholders in connection with the negotiation and approval of the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020. Plaintiff seeks a court order rescinding the amendments approved at the Special Meeting of Stockholders held on December 22, 2020, as well as monetary damages. On August 27, 2021, the Defendants moved to dismiss the complaint. On October 8, 2021, the plaintiff filed an opposition to Defendants’ motion to dismiss the complaint. We believe that all of the claims asserted in the complaint are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Defendants’ defense of the action will be successful.

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

To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we make available. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with ours, our ability to sell our services to new or existing clients could be impaired. We have spent significant effort in cultivating our relationships with advertising agencies, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have master services agreements (“MSAs”) in place with our clients, such agreements allow our clients to change the amount they spend through our platform or terminate our services with limited notice. We do not typically have exclusive relationships with our clients and there is limited cost to moving their media spend to our competitors. As a result, we have limited visibility to our future advertising revenue streams. We cannot assure you that our clients will continue to use our platform or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that our revenue or revenue growth rate could be significantly reduced, and our business negatively impacted.

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

Each advertising channel presents distinct and substantial risk and, in many cases, requires us to continue to develop additional functionality or features to address the particular requirements of the channel. Our ability to provide capabilities across multiple advertising channels, which we refer to as omnichannel, may be constrained if we are not be able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. If we fail to maintain a diversified channel mix, a decrease in the demand for any channel or channels that we become primarily dependent upon could harm our business, financial condition and results of operations. We may not be able to accurately predict changes in overall advertiser demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. Furthermore, if our channel mix changes due to a shift in client demand, such as clients shifting their spending more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or inventory, then demand for our platform could decrease, and our business, financial condition, and results of operations could be adversely affected.

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

Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical results of operations may not be necessarily indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include the following:

•	changes in demand for programmatic advertising and for our platform, including related to the seasonal nature of our clients’ spending on digital advertising campaigns;

•	changes to availability of and pricing of competitive products and services, and their effects on our pricing;
•	changes in the pricing or availability of data and other third-party services, including pricing structure changes and the alignment of our pricing model with our data partners;
•	changes in our client base and platform offerings;
•	the addition or loss of advertising agencies and advertisers as clients;
•	changes in advertising budget allocations, agency affiliations or marketing strategies;
•	changes to our product, media, client or channel mix;
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

•	changes in the pricing and availability of advertising inventory, including through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;
•	disruptions or outages on our platform;
•	factors beyond our control, such as natural disasters, terrorism, war and public health crises;
•	the introduction of new technologies or offerings by our competitors or others in the advertising marketplace;
•	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;
•	timing differences between our payments for advertising inventory and our collection of related advertising revenue;
•	the length and unpredictability of our sales cycle;
•	costs related to acquisitions of businesses or technologies and development of new products;
•	cost of employee recruiting and retention; and
•	changes to the cost of infrastructure, including real estate and information technology.

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

We allow our clients to utilize application programming interfaces (“APIs”), with our platform, which could result in outages or security breaches and negatively impact our business, financial condition and results of operations.

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

The State of California adopted two laws broadly regulating businesses’ processing of personal information, the California Consumer Privacy Act of 2018 (“CCPA”), and the California Privacy Rights Act (“CPRA”). The CCPA, which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information (interpreted by many observers to include common advertising technology practices), and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.

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

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the United States, like many U.S. and European companies, we have relied upon, and were certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice (“Schrems II”) as an adequate mechanism by which EU companies may pass personal data to the United States, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the United States is in question. In June 2021, the European Commission published revised standard contractual clauses, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. Even with the additional clarity provided by these much-anticipated developments, the validity of the standard contractual clauses as a transfer mechanism remains uncertain. The concerns raised by the court in Schrems II relating to the perceived risks of transferring personal data to the United States, and the ability of the standard contractual clauses to address those risks, persist under the new standard contractual clauses framework. If all or some jurisdictions within the EU or the United Kingdom, determine that the new standard contractual clauses also cannot be used to transfer personal data to the United States, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If left with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. It remains unclear how the withdrawal of the United Kingdom (“U.K.”) from the European Union, referred to as Brexit, will affect transborder data flows, regulators’ jurisdiction over our business, and other matters related to how we do business and how we comply with applicable data protection laws. Accordingly, we cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit. We anticipate guidance from the U.K. in the coming months that will establish whether the EU’s new standard contractual clauses may be used for transfers from the U.K. to the United States.

Regulatory investigations and enforcement actions could also impact us. In the United States, the Federal Trade Commission (“FTC”) uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

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

In addition to our legal obligations, we have committed to comply, and generally require our clients and partners to comply, with applicable self-regulatory principles, such as the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. If we or our clients or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding targeted advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources, and be damaging to our brand, reputation, and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.

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

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox, and Microsoft’s Edge—block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely by late 2023. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads.

Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple has shifted to require user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement has had, and will likely continue to have, a substantial impact on the mobile advertising ecosystem and could adversely impact our growth in this channel.

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

We have personnel in countries within North America, Central America, Europe, Asia, and Australia, and we are continuing to expand our international operations. Some of the countries into which we are, or potentially may, expand score unfavorably on the Corruption Perceptions Index (“CPI”) of the Transparency International. Our teams in locations outside the United States are substantially smaller than some of our teams in the United States. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, or we are unable to secure quality non-U.S. ad inventory and data on reasonable terms due to our limited inventory and data team capacity, we may be unable to effectively grow in international markets.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock in the aggregate. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of September 30, 2021, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 51% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or control matters requiring approval by our stockholders, including the election of the directors, excluding the director we plan to designate as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to Legal Proceedings.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we issued a total of 167,172 shares of our Class A common stock in connection with the acquisition of a technology company, which shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	10-K	2/19/2021	3.1

3.2	Amended and Restated Bylaws.	10-K	2/19/2021	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

10.1+	Performance Stock Option Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan, dated as of October 6, 2021, between The Trade Desk, Inc. and Jeff Green.	8-K	10/8/2021	10.1

10.2+	Amendment No. 1 to Employment Agreement, dated as of October 6, 2021, between The Trade Desk, Inc. and Jeff Green.	8-K	10/8/2021	10.2

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

+	Indicates a management contract or compensatory plan or arrangement.

(1)

The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of The Trade Desk, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRADE DESK, INC. (Registrant)

Dated: November 8, 2021	/s/ Blake J. Grayson
Blake J. Grayson
Chief Financial Officer (Principal Financial and Accounting Officer)