Form 10-K
period 2021-12-31
Trade Desk, Inc.
filed 2022-02-16
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, based on the closing sales price for the Registrant’s Class A common stock, as reported on the Nasdaq Global Market, was approximately $33,366,438,121. As of January 31, 2022, there were 440,597,630 shares of the registrant’s Class A common stock outstanding and 44,234,950 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

THE TRADE DESK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in “Item 1A. Risk Factors” of this Annual Report on Form 10-K in greater detail and in other filings we make from time to time with the Securities and Exchange Commission, or SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Annual Report on Form 10-K and the documents that we reference in this report and have filed with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

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
•

Any decrease in the use of the advertising channels that we are primarily dependent upon, failure to expand the use of emerging channels or unexpected shift in use among the channels in which we operate, could harm our growth prospects, financial condition and results of operations.

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

•

Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures or cause us to change our platform or business model, which may have a material adverse effect on our business.

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

PART I

Item 1. Business

Overview

The Trade Desk, Inc. (the “Company,” “we,” “our,” or “The Trade Desk”) is a global technology company that empowers buyers of advertising. Through our self-service, cloud-based platform, ad buyers can create, manage and optimize more expressive data-driven digital advertising campaigns across ad formats and channels, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices and connected TV (“CTV”). Our platform’s integrations with major inventory, publisher and data partners provide ad buyers reach and decisioning capabilities, and our enterprise application programming interfaces (“APIs”) enable our clients to develop on top of the platform.

We commercially launched our platform in 2011, targeting the display advertising channel, and have continued to add additional advertising channels. In 2021, the gross spend on our platform came from multiple channels including mobile, video (which includes CTV), display, audio, native, digital-out-of-home and social channels.

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

Convergence of TV and the Internet. We are witnessing a generational shift from linear TV to CTV with the convergence of the Internet and television programming. New technologies allow more video content to be delivered more seamlessly over the Internet, accelerating consumer demand to watch what they want, when they want and where they want. The current worldwide rollout of 5G, the fifth generational standard for wireless networks, is bringing significantly faster data transfer speeds with less latency, and a better user experience, to consumers of mobile video. We believe these technologies will continue to feed consumer demand for CTV (including mobile video) and bring about new opportunities for content owners and advertisers to connect with consumers.

Increased Use of Data. Advances in software and hardware, and the growing use of the Internet, have enabled the generation of user data at an unprecedented scale. Data vendors and other organizations are able to collect this user data across a wide range of Internet properties and connected devices, aggregate it and combine it with other data sources. This data is then made non-identifiable and available within seconds based on specific parameters and attributes. Advertisers can integrate this targeting data with their own or an agency’s proprietary data relating to client attributes, the advertisers’ own store locations and other related characteristics. Through the use of these types of data sources, together with real-time feedback on consumer reactions to the ads, programmatic advertising increases the value of impressions for advertisers and inventory owners, and viewers receive more relevant ads.

Automation of Ad Buying. The growing complexity of digital advertising has increased the need for automation. Technology that enables fast, accurate and cost-effective decision-making through the application of computer algorithms that use extensive data sets has become critical for the success of digital advertising campaigns. Using programmatic inventory buying tools, advertisers are able to automate their campaigns, providing them with better price discovery, on an impression-by-impression basis. As a result, advertisers are able to bid on and purchase the advertising inventory they value the most, pay less for advertising inventory they do not value as much and abstain from buying advertising inventory that does not fit their campaign parameters.

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

What We Do

We empower ad buyers, by providing a self‑service omnichannel software platform that enables our clients to purchase and manage data‑driven digital advertising campaigns. Our platform allows clients to manage integrated advertising campaigns across various advertising channels and formats, including display, video, audio, native and social, on a multitude of devices, including computers, mobile devices and CTV.

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

•

We Are Data-Driven. Our platform was founded on the principle that data-driven decisions will be the future of advertising. We built a data management platform first, before building our ad buying technology. While data from third-party data providers improves campaign performance, our clients’ success often relies largely on our ability to ingest proprietary data directly from brands and their agencies to enable intelligent decisioning that optimizes advertising campaigns. Given our independent, buy-side focused approach, and our strict protocols governing the ingestion of client first-party data into our data management platform, our clients trust us with their most granular and expressive data. Our technology platform enables the effective use of this granular data, which allows our clients to run precisely targeted advertising campaigns that maximize their return on advertising investments. Additionally, we are able to better optimize campaigns by using the data streams that we capture across different devices, so that data from one channel can be used to inform another. The breadth of data that we collect from a multitude of data sources across channels gives our clients a holistic view of their target audiences, enabling more effective targeting across different channels.

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

•

We Have Ongoing Relationships with Clients. We derive substantially all of our revenue from ongoing MSAs with our clients, rather than episodic insertion orders. We believe that this approach helps us strengthen our relationships with our clients and grow their use of our platform over the long term, providing us with a highly scalable business model.

•

We Are a Clear Box, Not a Black Box. Our platform is transparent and shows our clients their costs of advertising inventory and data, our platform fee and detailed performance metrics on their advertising campaigns. Our clients directly access and execute campaigns on our platform, control all facets of inventory purchasing decisions and receive detailed, real-time reporting on all their advertising campaigns. By providing transparent information on our platform, our clients are able to continually compare results and target their budgets to the most effective advertising inventory, data providers and channels.

•

We Are an Open Platform. Clients can customize and build their own features on top of our platform. Clients may use our APIs to, for example, design their own user interface, bulk manage advertising campaigns and link other systems, including ad servers or reporting tools. By using our APIs or by working with our engineering team, clients can invest their own resources to build their own proprietary tools for reporting, campaign strategy, custom algorithms, proprietary data use or other use cases. Our open platform approach enables our advertising agency and service provider clients to provide differentiated offerings to their clients, which we believe leads to long-term relationships and increased use of our platform.

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

•

Advanced Reporting and Analytics Tools. We provide a comprehensive view of consumers’ interactions with the ads purchased through our platform with robust reporting of performance insights across multiple variables, such as audience characteristics, ad format, site category, website, device, creative type and geography. Better reporting results in better learning, often leading to better campaign optimization and outcomes.

•

Data Management and Measurement Tools. Our platform enables clients to select data from multiple third-party vendors in a seamless and easy manner, allowing them to further optimize their campaigns with the most relevant data. We also offer a broad selection of third-party measurement partners, which provides our clients with increased optionality to assess campaign performance.

•

Koa Artificial Intelligence. Koa, a predictive engine that helps platform users make data-driven decisions without sacrificing control or transparency, makes recommendations for campaign optimizations based on its sophisticated analysis of rich data sets. Advertisers can then choose which optimizations make the most sense for their campaigns.

•

Informed Media Planning. Our platform enables clients to use audience insights and strategic goals to help optimize campaign planning, with the ability to generate, analyze and launch data-driven, programmatic media plans. Our tools analyze the actions of existing core audiences with the data we see across the open Internet to deliver fully transparent, performance-focused and ready-to-activate campaigns.

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

Our Technology

The core elements of our technology are:

•

Scalable Architecture. Our platform infrastructure is hosted in data centers around the world. Our core bidding architecture is easily adaptable to a variety of inventory formats, allowing our platform to communicate with many different inventory sources.

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

•

Grow Our Client Base. We have extensive relationships with many advertising agencies and other service providers, and believe that, given the decentralized nature of the advertising industry, we have the opportunity to expand our relationships within these agencies and with additional agencies, advertisers and service providers. We expect to continue making investments in growing our sales and client service team to support this strategy.

•

Expand Our Omnichannel Capabilities. We believe offering clients capabilities across all media channels and devices enables advertisers to manage omnichannel campaigns and use data from each channel to inform decisions in other channels. We believe these capabilities will continue to further strengthen our relationships with our clients. We intend to continue to invest in innovation across all channels, including the integration of new inventory sources within CTV, digital radio, social, native and digital out of home.

•

Extend Our Reach in CTV. Television is the largest category of advertising spend, and we believe that the future of television is in streaming media and video on demand through subscription services and connected devices. We plan to invest significant resources in technology, sales and support staff related to our CTV growth initiatives.

•

Continue to Innovate in Technology, Data, and Measurement. We intend to continue to innovate in technology to improve our platform and enhance its features and functionalities. We view data as one of our key competitive advantages. We will continue to invest resources in growing our data and measurement offerings, both from third-party providers as well as our proprietary data and product capabilities.

•

Expand Our International Presence. Many of our clients serve advertisers on a global basis and we intend to expand our presence outside of the United States, or U.S., to serve the needs of those advertisers in additional geographies. As we expand relationships with our existing clients, we are investing in select regions in Europe and Asia. In particular, we believe that China, India, and Indonesia may represent substantial growth opportunities, and we are investing in developing our business in those and other markets.

•

Build Industry-Wide Collaboration and Support for Unified ID 2.0. We intend to build support for Unified ID 2.0, a new open-source identity framework under development that aims to preserve the value of relevant advertising on the open internet without reliance upon third-party cookies, while giving consumers more transparency and control over their data.

Our Clients

Our clients consist of purchasers of programmatic advertising inventory and data. As of December 31, 2021, we had approximately 980 clients, consisting primarily of advertising agencies or groups within advertising agencies that have independent relationships with us, manage budgets independently of one-another, are based in different jurisdictions and are served by unique Trade Desk teams. Many of these agencies are owned by holding companies, where decision-making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. Our client count includes only those parties which have signed MSAs with us and have spent more than $20,000 on our platform.

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

Our clients are loyal, as reflected by our client retention rate of over 95% in 2021, 2020 and 2019. In addition, our clients typically grow their use of our platform over time.

If all of our individual client contractual relationships were aggregated at the holding company level, two holding companies, Publicis Groupe and WPP plc, would each have represented more than 10% of our gross billings in 2021 and 2020. We do not have contractual relationships with these holding companies; rather, we enter into separate contracts and billing relationships with various of their individual agencies and account for those agencies as separate clients.

Our Advertising and Data Inventory Suppliers

For suppliers of programmatic advertising inventory and data, we believe that we are an important business partner, as we represent one of the largest sources of buy-side demand within the digital advertising industry.

We obtain digital advertising inventory from 105 directly integrated ad exchanges and supply-side platforms, providing us with access to a breadth of programmatic advertising inventory across computers, mobile devices and CTV.

For third-party data vendors, we believe that we represent an important distribution channel. As of December 31, 2021, we have integrated our platform with more than 200 third-party data vendors whose products we make available for purchase through our platform.

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

Our marketing efforts are focused on increasing awareness for our brand, executing thought-leadership initiatives, supporting our sales team and generating new leads. We seek to accomplish these objectives by presenting at industry conferences, hosting client conferences, publishing white papers and research, engaging in public relations activities, expanding our social media presence and launching advertising campaigns.

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

Our Competition

Our industry is highly competitive and fragmented. We compete with other demand-side platform providers, some of which are smaller, privately-held companies and others are divisions of large, well-established companies such as Google and Adobe. We believe that we compete primarily based on the performance, capabilities and transparency of our platform and our focus on the buy-side. We believe that we are differentiated from our competitors in the following areas:

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

As of December 31, 2021, we had 1,967 full-time employees in 19 countries. Regionally, North America, APAC (Asia Pacific) and EMEA (Europe, Middle East and Africa) make up approximately 65%, 17% and 18% of our workforce, respectively.

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

We demonstrate this commitment through a strategy of education, celebration, donations to the community, diversifying our talent, and creating forums for internal dialogue and listening. Our global leadership team is 62% male and 38% female.

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

Health, Safety and Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs. In response to the COVID-19 pandemic, we implemented significant changes, such as implementing and facilitating teleworking, that we determined were in the best interests of our employees, as well as the communities in which we operate, and which comply with applicable government regulations. We continue to evolve our programs to meet our employees’ health and wellness needs.

Development of International Markets

We have been increasing our focus on markets outside the United States to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the United States seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about our geographic gross billings is set forth in Note 12—Segment and Geographic Information of “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, patent and trademark laws in the United States and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. We have a small number of patents, however, historically, we have not patented our proprietary technology in order to keep our technology architecture, trade secrets and engineering roadmap private. Our patent applications may not result in the issuance of any patents, and our issued patents may not actually provide adequate defensive protection or competitive advantages to us.

Collection and Use of Data; Privacy and Data Protection Legislation and Regulation

We and our clients currently use pseudonymous data about Internet and mobile app users on our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to end users based on their geographic locations, the type of device they are using, their interests as inferred from their web browsing or app usage activity or their relationships with our clients. Such data is passed to us from third parties, including original equipment manufacturers, application providers and publishers. We do not use this data to discover the identity of individuals, and we currently prohibit clients, data providers and inventory suppliers from importing data that directly identifies individuals onto our ad buying platform, though we do allow clients to share some directly identifying information, such as phone number and email address, with us for purposes of transforming that information into pseudonymous identifiers to use on our platform.

Our ability, like those of other advertising technology companies, to collect, augment, analyze, use and share data relies upon the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. The processes used to identify devices and similar and associated technologies are governed by U.S. and foreign laws and regulations and dependent upon their implementation within the industry ecosystem. Such laws, regulations and industry standards may change from time to time, including those relating to the level of consumer notice, consent and/or choice required when a company employs cookies or other electronic tools to collect data about interactions with users online.

In the United States, both federal and state legislation govern activities such as the collection and use of data, and privacy in the advertising technology industry has frequently been subject to review by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual states. Much of the federal oversight on digital advertising in the United States currently comes from the FTC, which has primarily relied upon Section 5 of the Federal Trade Commission Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. However, there is increasing consumer concern over data privacy in recent years, which has led to a myriad of new and proposed legislation both at the federal and state levels, some of which has affected and will continue to affect our operations and those of our industry partners. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data, if there is potential that individuals can be identified by such data.

The CCPA created individual data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), special rules on the collection of consumer data from minors, new notice obligations and new limits on and rules regarding the “sale” of personal information (interpreted by many observers to include common advertising practices), and a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility to a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope. There have been many class action lawsuits filed invoking the CCPA outside of the private right of action provided for by the law. It is unclear at this point whether any of these claims will be accepted by the courts. In addition, the recently-passed California Privacy Rights Act, or CPRA, as well as similar laws adopted in Virginia and Colorado, will impose additional notice and opt out obligations on the digital advertising space, including an obligation to provide a prominent opt out for behavioral advertising. When the CPRA, Virginia, and Colorado laws go into full effect in 2023, they will impose additional restrictions on us and on our industry partners; it is difficult to predict with certainty the full effect of these laws and their implementing regulations on the industry.

As our business is global, our activities are also subject to foreign legislation and regulation. In the United Kingdom and the European Union (including the European Economic Area (the “EEA”) and the countries of Iceland, Liechtenstein and Norway), or EU, separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. The General Data Protection Regulation (“GDPR”), which applies to us, came into effect on May 25, 2018. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive (discussed below). Although the TCF is actively in use,  its viability as a compliance mechanism is under attack by the Belgian Data Protection Authority and others and we cannot predict its effectiveness over the long term. In February 2022, the Belgium Data Protection Authority issued an order against IAB Europe that imposes specific remedies on IAB Europe and its operation of TCF.  Further, other European regulators have questioned the framework’s viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Continuing to maintain compliance with the GDPR’s requirements, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, and may lead to significant changes in our business operations, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Additionally, in the EU, EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access, and provided consent. A recent ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent and bringing enforcement actions against large platforms, including Amazon, Facebook and Google, concerning their cookie consent mechanisms. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the ePrivacy Directive in some markets. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Although it remains under debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies, and the fines and penalties for breach may be significant. We cannot yet determine the impact such future laws, regulations and standards may have on our business.

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

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. The CPRA and new Colorado consumer privacy law similarly contemplate the use of technical opt outs for the sale and sharing of personal information for advertising purposes, and allow for rulemaking to develop these technical signals. If a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” or similar standard is imposed by additional states or by federal or foreign legislation, or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and related amendments, exhibits and other information with the Securities and Exchange Commission (the “SEC”). You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at http://investors.thetradedesk.com, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of advertising inventory purchased through our platform and adopt new features and functionalities that we make available. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with our offerings, our ability to sell our services to new or existing clients could be impaired. We have spent significant effort in cultivating our relationships with advertising agencies, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have master services agreements (“MSAs”) in place with our clients, such agreements allow our clients to change the amount they spend through our platform or terminate our services with limited notice. We do not typically have exclusive relationships with our clients and there is limited cost to moving their media spend to our competitors. As a result, we have limited visibility to our future advertising revenue streams. We cannot assure you that our clients will continue to use our platform or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that our revenue or revenue growth rate could be significantly reduced, and our business negatively impacted.

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

We had approximately 980 clients, consisting primarily of advertising agencies, as of December 31, 2021. Many of these agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. If all of our individual client contractual relationships were aggregated at the holding company level, Publicis Groupe and WPP plc would have each represented more than 10% of our gross billings for 2021.

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

Our business and operations have been, and could in the future be, adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and have significantly impacted economic activity and financial markets. Many marketers have decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity and other COVID-19-related impacts, which have negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict. In addition, our clients’ and advertisers’ businesses or cash flows have been and may continue to be negatively impacted by the COVID-19 pandemic, which has led, and may continue to lead, them to seek adjustments to payment terms or delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations may be adversely impacted.

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

Historically, our clients have predominantly used our platform to purchase mobile, display and video advertising inventory. We expect that these will continue to be significant channels used by our clients for digital advertising in the future. We also believe that our revenue growth may depend on our ability to expand within social, native, audio, and in particular, CTV, and we have been, and are continuing to, enhance such channels. Any decrease in the use of mobile, display and video advertising, whether due to clients losing confidence in the value or effectiveness of such channels, regulatory restrictions or other causes, or any inability to further penetrate social, native, audio or CTV, or enter new and emerging advertising channels, could harm our growth prospects, financial condition and results of operations.

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

Our sales cycle, from initial contact to contract execution and implementation, can take significant time. Our sales efforts involve educating our clients about the use, technical capabilities and benefits of our platform. Some of our clients undertake an evaluation process that frequently involves not only our platform but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new clients and begin generating revenue from these new clients. Even if our sales efforts result in obtaining a new client, under our usage-based pricing model, the client controls when and to what extent it uses our platform. As a result, we may not be able to add clients or generate revenue as quickly as we may expect, which could harm our revenue growth rates.

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

We may also be involved in disputes with clients, and in the case of agencies, their advertisers, over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to resolve disputes with our clients, we may lose clients or clients may decrease their use of our platform and our financial performance and growth may be adversely affected. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for credit loss, which could harm our results of operations. In the future, credit loss may exceed reserves for such contingencies and our credit loss exposure may increase over time. Any increase in write-offs for credit loss could harm our business, financial condition and results of operations. Even if we are not paid by our clients on time or at all, we are still obligated to pay for the advertising inventory, third-party data and other add-on features that clients purchase on our platform, and as a consequence, our business, financial condition and results of operations would be adversely impacted.

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

•

changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ budgets or spending priorities, or could increase the time or costs required to complete advertising inventory sales;

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

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Economic downturns or unstable market conditions may cause advertisers to decrease or pause their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations. As described above, public health crises may disrupt the operations of our clients and partners for an unknown period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could result in our investments not yielding the returns we anticipate.

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

We allow our clients to utilize application programming interfaces (“APIs”) with our platform, which could result in outages or security breaches and negatively impact our business, financial condition and results of operations.

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

Our products and services involve the storage and transmission of significant amounts of data from users, clients and inventory and data providers, a large volume of which is hosted by third-party service providers. Our services and data could be exposed to unauthorized access due to activities that breach or undermine security measures, including: negligence or malfeasance by internal or external actors; attempts by outside parties to fraudulently induce employees, clients or vendors to disclose sensitive information in order to gain access to our data; or errors or vulnerabilities in our systems, products or processes or in those of our service providers, clients, and vendors. For example, from time to time, we experience cyberattacks of varying degrees and other attempts to obtain unauthorized access to our systems, including to employee mailboxes. We have dedicated and expect to continue to dedicate resources toward security protections that shield data from these activities. However, such measures cannot provide absolute security. Further, we can expect that the deployment of techniques to circumvent our security measures may occur with more frequency and sophistication and may not be recognized until launched against a target. Accordingly, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures. Finally, while we have developed worldwide incident response teams and dedicated resources to incident response processes, such processes could, among other issues, fail to be adequate or accurately assess the incident severity, not proceed quickly enough, or fail to sufficiently remediate an incident.

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

Information relating to individuals and their devices (sometimes called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of such data. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile application identifiers), which are or may be considered personal data or personal information in some jurisdictions or otherwise may be the subject of regulation. In connection with new products and services, we may also collect information that directly identifies individuals, such as email addresses and phone numbers, though we do not allow such information to be used on our ad buying platform.

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

Laws governing the processing of personal data in Europe (including the UK, European Union and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation (“GDPR”), which applies to us, came into effect on May 25, 2018. Like the laws passed in California, Virginia and Colorado, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other UK and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism is under attack by the Belgian Data Protection Authority and others and we cannot predict its effectiveness over the long term. In February 2022, the Belgium Data Protection Authority issued an order against IAB Europe that imposes specific remedies on IAB Europe and its operation of TCF.  Further, other European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, we have to comply with both the GDPR and the United Kingdom Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR and the United Kingdom Data Protection Act 2018, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

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

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the United States, and national and provincial laws worldwide. Online political advertising laws are rapidly evolving and, in certain jurisdictions, have varying transparency and disclosure requirements. We saw publishers impose varying prohibitions and restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals, such as the scandal involving Cambridge Analytica. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platform, and otherwise increase our operating and compliance costs. Concerns about political advertising or other advertising in areas deemed sensitive, whether or not valid and whether or not driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or public perception, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future clients.

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

In addition to our legal obligations, we have committed to comply, and generally require our clients and partners to comply, with applicable self-regulatory principles, such as the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the United States, and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. If we or our clients or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding targeted advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.

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

Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with the opt-out of sale provisions of the CCPA or a potential federal privacy law, or with opt-out of behavioral advertising provisions under the CPRA, VCDPA or Colorado Privacy Act, then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.

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

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely by late 2023. Some Internet users also download free or paid ad-blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads.

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

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent and bringing enforcement actions against major platforms, including Amazon, Facebook, and Google, concerning their cookie consent mechanisms. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the ePrivacy Directive in some markets. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final regulations address browser-based or similar “do not sell” signals. California’s CPRA and the Colorado Privacy Act similarly contemplate the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for rulemaking to develop these technical signals. To the extent a “Do Not Track,” “Do Not Sell,” or similar control is adopted by many Internet users or if a “Do Not Track” standard is imposed by other states or by federal or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition, and results of operations could be adversely affected.

Increased transparency into the collection and use of data for digital advertising, introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, state privacy laws, “Do Not Track,” and the ePrivacy Directive, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.

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

We do not provide or control the content of the advertisements that we serve or the content of the websites providing the inventory. Advertisers provide the advertising content and inventory suppliers provide the inventory. Both advertisers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands or illegal, and they are hesitant to spend money or make inventory available, respectively, without some guarantee of brand security. Consequently, our reputation depends in part on providing services that our advertisers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We contractually prohibit the misuse of our platform by our clients and inventory suppliers. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory, including “tool bar” inventory, which is inventory that appears within an application and displaces any advertising that would otherwise be displayed on the website. Despite such efforts, our clients may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, and we cannot guarantee that we will be successful in our efforts. Our clients could intentionally run campaigns that do not meet the standards of our inventory suppliers or attempt to use illegal or unethical targeting practices or seek to display advertising in jurisdictions that do not permit such advertising or in which the regulatory environment is uncertain, in which case our supply of ad inventory from such suppliers could be jeopardized. Some of our competitors undertake human review of content, but because our platform is self-service, and because such means are cost-intensive, we do not utilize all means available to decrease these risks. We may provide access to inventory that is objectionable to our advertisers, serve advertising that contains malware, objectionable content, or is based on questionable targeting criteria to our inventory suppliers, or be unable to detect and prevent non-human traffic, any one of which could harm our or our clients’ brand and reputation, decrease their trust in our platform, and negatively impact our business, financial condition and results of operations.

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

Employee turnover, including changes in our management team, could disrupt our business. None of our founders or other key employees have an employment agreement for a specific term, and all of our employees may terminate their employment with us at any time. The loss of one or more of our executive officers, especially our two founders, or our inability to attract and retain highly skilled employees could have an adverse effect on our business, financial condition and results of operations.

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

•	exposure to public health issues and to travel restrictions and other measures undertaken by governments in response to such issues;
•

risks related to compliance with local laws and regulations, including those relating to privacy, cybersecurity, data security, antitrust, data localization, anti-bribery, import and export controls, economic sanctions (including to existing and potential partners and clients), tax and withholding (including overlapping of different tax regimes), and varied labor and employment laws (including those relating to termination of employees); corporate formation, partnership, restrictions on foreign ownership or investment and other regulatory limitations or obligations on our operations (such as obtaining requisite licenses or other governmental requirements); and the increased administrative costs and risks associated with such compliance;

•

operational and execution risk, and other challenges caused by distance, language and cultural differences, which may burden management, increase travel, infrastructure and legal compliance costs, and add complexity to our enforcement of advertising standards across languages and countries;

•

geopolitical and social factors, such as concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate, global and regional recessions, political instability and trade disputes;

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

We have a U.K. entity through which we have entered into international client and partner agreements, including with those in the EU, which are governed by English Law, and some of our clients and partners pay us in British Pounds and Euros. We continue to face risks and potential disruptions related to the withdrawal of the U.K. from the EU, commonly referred to as “Brexit.” Although the U.K. and EU have entered into a trade and cooperation agreement, the long-term nature of the U.K.’s relationship with the EU remains unclear. For example, Brexit could affect transborder transactions generally, matters of taxation, transborder data flows, regulators’ jurisdiction over our business, volatility in foreign exchange markets with respect to the British Pound and Euro and other matters related to how we do business in the U.K. and EU. While we continue to monitor these developments, the full effect of Brexit on our operations is uncertain and our business could be harmed by trade disputes or political differences between the U.K. and EU in the future.

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

Our obligations under our credit facility are collateralized by a pledge of substantially all of our assets, including accounts receivable, deposit accounts, intellectual property and investment property and equipment. The covenants in our credit facility may limit our ability to take actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate the commitment to extend further credit and foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property. In addition, if we fail to meet the required covenants, we will not have access to further draw-downs under our credit facility.

If we do not effectively grow and train our sales and client service teams, we may be unable to add new clients or increase sales to our existing clients and our business will be adversely affected.

We are substantially dependent on our sales and client service teams to obtain new clients and to increase spend by our existing clients. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, hiring, training, integrating and retaining sufficient numbers of sales personnel to support our growth in the United States and internationally. Due to the complexity of our platform, new hires require significant training, and it may take significant time before they achieve full productivity. Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new clients or increasing our existing clients’ spend with us, our business will be adversely affected.

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

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright, patent and other intellectual property laws to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. We currently have “theTradeDesk” and variants and other marks registered as trademarks or pending registrations in the United States and certain foreign countries. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous Internet domain names in the United States and certain foreign countries related to our business. We endeavor to enter into agreements with our employees and contractors in order to limit access to and disclosure of our proprietary information, as well as to clarify rights to intellectual property associated with our business. Protecting our intellectual property is a challenge, especially after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services, and strictly prohibit reverse engineering. However, reverse engineering our software or the theft or misuse of our proprietary information could occur by employees or other third parties who have access to our technology. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. Historically, we have prioritized keeping our technology architecture, trade secrets and engineering roadmap private, and as a general matter, have not patented our proprietary technology. As a result, we cannot look to patent enforcement rights to protect much of our proprietary technology. Furthermore, our patent strategy is still in its early stages. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

The market price of our Class A common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that holders of a large number of shares intend to sell their shares.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock in the aggregate. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of December 31, 2021, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 50% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or control matters requiring approval by our stockholders, including the election of the directors, excluding the director we plan to designate as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to Legal Proceedings.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal offices in Ventura, California. We also lease office and data center space in various cities within the United States, Europe, Asia and Australia. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.

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

On June 28, 2021, a class action lawsuit was filed against us, the members of our board of directors and one of our executive officers (collectively, the “Defendants”), in the Court of Chancery of the State of Delaware. The complaint alleges generally that the Defendants breached their fiduciary duties to our stockholders in connection with the negotiation and approval of the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020. The plaintiff seeks a court order rescinding the amendments approved at the Special Meeting of Stockholders held on December 22, 2020, as well as monetary damages. On November 29, 2021, the plaintiff filed a supplement to the complaint, adding factual allegations related to the CEO Performance Option.  On February 1, 2022, the Defendants moved to dismiss the complaint. A hearing on Defendants’ motions is scheduled for April 11, 2022. We believe that all of the claims asserted in the complaint are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Defendants’ defense of the action will be successful.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock began trading on the Nasdaq Global Market on September 21, 2016 under the symbol “TTD.” Prior to this date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.

On June 16, 2021, we effected a ten-for-one stock split (the “Stock Split”) of our common stock in the form of a stock dividend. Each stockholder of record on June 9, 2021 received nine additional shares of common stock for each then-held share. Trading began on a stock split-adjusted basis on June 17, 2021. The number of shares subject to outstanding equity awards and the exercise prices of the outstanding stock option awards were also adjusted to reflect the effect of the Stock Split. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Stock Split.

Refer to Note 9—Capitalization to our consolidated financial statements for more information regarding capitalization.

Holders of Record

As of January 31, 2022, there were approximately 24 holders of record of our Class A common stock and 17 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Recent Sales of Unregistered Securities

In 2021, we issued a total of 167,172 shares of our Class A common stock in connection with the acquisition of a technology company, which shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between December 31, 2016, and December 31, 2021, with the comparative cumulative total returns of the Standard & Poor’s (S&P) 500 Index, Nasdaq 100 Index and Russell 3000 Index over the same period. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends. However, the data for the S&P 500 Index, Nasdaq 100 Index and Russell 3000 Index assumes reinvestments of dividends. The graph assumes the closing market price on December 31, 2016, of $2.77 per share as the initial value of our Class A common stock after retroactive adjustment for the Stock Split. The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.

3,500.00
3,000.00
2,500.00
2,000.00
1,500.00
1,000.00
500.00
0.00
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
The Trade Desk, Inc.
S&P 500 Index
Nasdaq 100 Index
Russell 3000 Index

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to those statements included in “Item 8. Financial Statements and Supplementary Data” to this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Item 1A. Risk Factors” and the “Special Note About Forward-Looking Statements.”

Overview

We are a global technology company that empowers buyers of advertising. Through our self-service, cloud-based platform, ad buyers can create, manage and optimize more expressive data-driven digital advertising campaigns across ad formats, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices and CTV. Our platform’s integrations with major data, inventory and publisher partners provide ad buyers reach and decisioning capabilities, and our enterprise APIs enable our clients to develop on top of the platform.

We commercially launched our platform in 2011, targeting the display advertising channel and have continued to add additional advertising channels. In 2021, the gross spend on our platform came from multiple channels including mobile, video (which includes CTV), display, audio, native, digital-out-of-home and social channels.

Our clients are primarily the advertising agencies and other service providers for advertisers, with whom we enter into ongoing MSAs. We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

Executive Summary

Highlights

	Year Ended December 31,		Change
	2021	2020	$	%
	(in millions, except percentages)
Revenue	$1,197	$836	$361	43%
Net Income	$138	$242	$(104)	(43)%
Gross Spend (1)	$6,172	$4,199	$1,973	47%

_______

(1)

For internal management purposes, we utilize gross spend as a metric to assess our market share and scale, plan for optimal levels of support for our clients and measure our growth from existing clients. Gross spend measures the value of a client’s purchases through our platform plus our platform fee we charge clients, which is a percentage of a client’s purchases through our platform. We expect our revenue as a percentage of gross spend, which is sometimes referred to as take rate, to fluctuate due to the types of services and features selected by our clients through our platform and certain volume discounts. Other companies, including companies in our industry, may calculate gross spend or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Trends, Opportunities and Challenges

The growing digitization of media and fragmentation of audiences has increased the complexity of advertising, and thereby increased the need for automation in ad buying, which we provide on our platform. In order to grow, we will need to continue to develop our platform’s programmatic capabilities and advertising inventory. We believe that key opportunities include our ongoing global expansion, continuing development of our CTV, video, audio, and native ad inventory, and continuing development of the data, usage, measurement and targeting capabilities provided by our platform.

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

Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory that we present to our clients. For example, we have expanded our CTV, native and audio advertising offerings through our integrations with supply-side partners.

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

We believe the markets outside of the United States, and in particular China, offer an opportunity for growth, although such markets may also pose challenges related to compliance with local laws and regulations, restrictions on foreign ownership or investment, uncertainty related to trade relations and a variety of additional risks. We intend to make additional investments in sales and marketing and product development to expand in international markets, including China, where we are making significant investments in our platform and growing our team.

We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.

Our business model has allowed us to grow significantly, and we believe that our operating leverage enables us to support future growth profitably.

COVID-19

The worldwide spread of COVID-19, including the emergence of variants, has resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until the COVID-19 pandemic is contained, or economic activity normalizes. With the current uncertainty in economic activity, the impact on our revenue and our results of operations is likely to continue, the size and duration of which we are currently unable to accurately predict. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of COVID-19 and its variants, and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

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

In order to analyze gross spend contributions and growth from existing clients, we measure annual gross spend for the set of clients, or cohort, that commenced spending on our platform in a specific year relative to subsequent periods. The gross spend from each of our cohorts has increased over subsequent periods. However, over time, we will likely lose clients from each cohort, clients may spend less on our platform, and the growth rate of gross spend may change. Any such change could have a significant negative impact on gross spend and operating results.

Ability to Expand our Omnichannel Reach, Including CTV and Digital Radio

We enable the purchase of advertising inventory in a wide variety of formats, such as display, mobile, video, audio, social and native. Our future growth will depend on our ability to maintain and grow the inventory of, and spend on, other channels in addition to display advertising. We believe that our ability to integrate and offer CTV and digital radio advertising inventory for purchase through our platform and, in particular, our ability to manage the increased costs that will accompany these purchases, will impact the future growth of our business.

Growth of the Programmatic Advertising Market

Our operating results and prospects will be impacted by the overall adoption of programmatic advertising by inventory owners and content providers, as well as advertisers and the agencies and service providers that represent them. Programmatic advertising has grown rapidly in recent years, and any acceleration or slowing of this growth may affect our operating and financial performance. In addition, even if the programmatic advertising market continues to grow at its current rate, our ability to position ourselves within the market will impact the future growth of our business.

Development of International Markets

We have been increasing our focus on markets outside the United States to serve the global needs of our clients. As the middle class grows abroad, we believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the United States seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about geographic gross billings is set forth in Note 12—Segment and Geographic Information.

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

Revenue

We generate revenue from clients who enter into agreements with us to use our platform to purchase advertising inventory, data and other add-on features. We charge our clients a platform fee, which is generally a percentage of the client’s purchases through the platform. In addition, we invoice our clients for the cost of advertising inventory purchased, plus data and any add-on features purchased through the platform. We report revenue on a net basis, which represents gross billings net of amounts we pay suppliers for the cost of advertising inventory, data and add-on features.

Accounts receivable is recorded at the amount of gross billings to clients, net of allowances, for the amounts we are responsible to collect, and our accounts payable are recorded at the amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

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

Platform Operations. Platform operations expense consists of expenses related to hosting our platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (“QPS”), and providing support to our clients. Platform operations expense includes hosting costs, personnel costs, and amortization of acquired technology and capitalized software costs for the development of our platform. Personnel costs include salaries, bonuses, stock-based compensation and employee benefit costs for personnel who support our platform and provide our clients with platform support. We capitalize certain costs associated with the development of our platform, which are amortized in platform operations over their estimated useful lives.

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

Technology and Development. Our technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs, third-party consultant costs associated with the ongoing development of our platform and integrations with our advertising and data inventory suppliers, and amortization of capitalized third-party software used in the development of our platform. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization. We amortize capitalized software development costs relating to our platform in platform operations expense which are then recorded as capitalized software development costs included in other assets, non-current on our consolidated balance sheet.

We believe that continued investment in our platform is critical to attaining our strategic objectives and long-term growth. Therefore, we expect technology and development expense to increase as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers, and ramp up the volume of advertising spend on our platform. Our development efforts also include additional platform functionality to support our international expansion. We also intend to invest in technology to further automate our business processes.

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

Provision for (benefit from) Income Taxes

The provision for (benefit from) income taxes consists primarily of U.S. federal, state and foreign income taxes. Our income tax provision (benefit) may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate, and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We evaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period. Our income tax provision (benefit) may also be affected by the timing of vesting and/or exercise of our stock-based awards. The extent of the impact may be subject to volatility resulting from changes in our stock price and volume of transactions by employees.

Our effective tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to tax benefits associated with employee exercises of stock options and vesting of restricted stock units, nondeductible stock-based compensation, research and development tax credits, foreign tax rate differences, and state taxes.

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

Results of Operations for the Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

The following discusses the results of our operations for the year ended December 31, 2021 compared with the year ended December 31, 2020. For a discussion of the results of our operations for the year ended December 31, 2020 compared with the year ended December 31, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with SEC on February 18, 2021. References to “Notes” are notes to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”

The following tables set forth our consolidated results of operations for the periods presented.

	For the Year Ended December 31,
	2021		2020
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$1,196,467	100%	$836,033	100%
Operating expenses:
Platform operations	221,554	19	178,812	21
Sales and marketing	249,298	21	174,742	21
Technology and development	226,137	19	166,654	20
General and administrative	374,661	31	171,617	21
Total operating expenses	1,071,650	90	691,825	83
Income from operations	124,817	10	144,208	17
Total other expense, net	2,781	—	305	—
Income before income taxes	122,036	10	143,903	17
Provision for (benefit from) income taxes	(15,726)	(1)	(98,414)	(12)
Net income	$137,762	12%	$242,317	29%

                                   ________________

         Note: Percentages may not sum due to rounding.

Revenue

Revenue increased by $360.4 million, or 43%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to a 47% increase in gross spend on our platform, which was driven by increases in the number of advertising campaigns executed per client.

Revenue as a percentage of gross spend in the aggregate may fluctuate from period to period based on our client mix and the extent to which clients utilize our platform’s features.

Platform Operations

Platform operations expense increased by $42.7 million, or 24%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily due to increases of $17.7 million in personnel costs, which includes $7.1 million in stock-based compensation; $12.2 million in hosting costs; and $10.9 million in facilities costs and allocated overhead. The increase in personnel costs was due to an increase in headcount. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients. The increase in facilities costs was primarily driven by new data center locations and leases for additional office space to support our future growth.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our clients.

Sales and Marketing

Sales and marketing expense increased by $74.6 million, or 43%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily due to increases of $57.5 million in personnel costs, which includes $20.9 million of stock-based compensation; $9.4 million in advertising and marketing costs; and $7.1 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount in order to support our sales efforts and continue to develop and maintain relationships with our clients, as well as an increase in incentive compensation. The increase in advertising and marketing costs was primarily due to an increase in marketing campaigns and sponsorships. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

Technology and development expense increased by $59.5 million, or 36%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily due to increases of $52.4 million in personnel costs, which includes $21.1 million of stock-based compensation, and $6.9 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.

We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising and data inventory suppliers and support the increase in volume of advertising spending by our clients on our platform. We also intend to invest in technology to further automate our business processes.

General and Administrative

General and administrative expense increased by $203.0 million, or 118%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily due to increases of $197.2 million in personnel costs and $6.4 million in allocated facilities costs. The increase in personnel costs was primarily driven by a $176.5 million increase in stock-based compensation costs, which included $157.7 million related to the CEO Performance Option, and payroll related costs of $20.7 million due to hiring to support our growth. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.

We expect general and administrative expenses to increase primarily due to an increase in stock-based compensation expense associated with the CEO Performance Option and continued investment in corporate infrastructure to support growth. For additional information regarding the CEO Performance Option, refer to Note 10— Stock-Based Compensation.

Other Expense, Net

Total other expense, net increased by $2.5 million, or 812%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily due to lower interest income on our short-term investments and a net increase in foreign exchange losses.

Provision for (Benefit From) Income Taxes

The difference between the effective tax rate in 2021 of (13)% and the U.S. federal statutory income tax rate of 21% was primarily due to the impact of tax benefits associated with stock-based awards and research and development tax credits, partially offset by nondeductible stock-based compensation and the impact of taxes in foreign jurisdictions. For 2021, the provision for income taxes included $104.4 million of benefits associated with stock-based awards and $18.7 million of research and development tax credits.

The difference between the effective tax rate in 2020 of (68)% and the U.S. federal statutory income tax rate of 21% was primarily due to the impact of tax benefits associated with stock-based awards, research and development tax credits and net operating loss carryback from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), partially offset by the impact of taxes in foreign jurisdictions. For 2020, the provision for income taxes included $134.6 million of benefits associated with stock-based awards, $20.2 million of research and development tax credits and $17.0 million of benefits associated with net operating loss carryback from the CARES Act.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $754.2 million, including $49.7 million held by our international subsidiaries, short-term investments in marketable securities of $204.6 million, working capital of $1,288.3 million and full availability under our $450.0 million Credit Facility (refer to the “Credit Facility” section below). For the year ended December 31, 2021, we generated $378.5 million cash flows from operating activities.

We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Credit Facility will be sufficient to meet our working capital requirements for at least the next 12 months. Further, in November 2020, we filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration”), which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A. Risk Factors” within this Annual Report on Form 10-K.

In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt-financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

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

Credit Facility

On June 15, 2021, we and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent, entered into a Loan and Security Agreement (the “Credit Facility”). This Credit Facility replaced our prior credit facility, which was scheduled to terminate in May 2022. The Credit Facility consists of a $450.0 million revolving loan facility, with a $20.0 million sublimit for swingline borrowings and a $15.0 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase the Credit Facility by an amount not to exceed $300.0 million.

On December 17, 2021, we amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars.

As of December 31, 2021, we did not have an outstanding debt balance under the Credit Facility. Availability under the Credit Facility was $443.9 million as of December 31, 2021, which is net of outstanding letters of credit of $6.1 million. The Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of December 31, 2021, we were in compliance with all covenants.

For additional information regarding the Credit Facility, refer to Note 7—Debt.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Cash flows provided by operating activities	$378,513	$405,069
Cash flows used in investing activities	$(93,638)	$(143,271)
Cash flows provided by financing activities	$31,926	$44,679

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

In 2021, cash provided by operating activities of $378.5 million resulted primarily from net income adjusted for non-cash items of $548.2 million and a net decrease in our operating assets and liabilities of $169.7 million. The net decrease was primarily due to increase in accounts receivable of $444.3 million, and a $44.0 million decrease in operating lease liabilities, partially offset by a $309.4 million increase in accounts payable. The increase in accounts receivable resulted primarily from the growth of our business and the timing of cash receipts from clients. The decrease in operating lease liabilities was due primarily to rent payments. The increase in accounts payable was due to the growth of our business and the timing of payments to suppliers for the cost of advertising inventory, data and add-on features.

In 2020, cash provided by operating activities of $405.1 million resulted primarily from net income adjusted for noncash items of $390.1 million and a net increase in our operating assets and liabilities of $15.0 million. The net increase was primarily related to a $418.1 million increase in accounts receivable, $66.7 million increase in prepaid expenses and other assets, partially offset by a $481.3 million increase in accounts payable. The increase in accounts receivable resulted primarily from the growth in our business and the timing of cash receipts from clients. The increase in prepaid expenses and other assets was attributable to an increase in the income tax receivable primarily related to the tax benefits associated with employee exercises of stock options, vesting of restricted stock units and refunds due from the taxing authorities relating to net operating loss carrybacks. The increase in accounts payable was primarily due to the growth of our business which results in an increase in payables to suppliers for the cost of advertising inventory, data and add-on features.

Investing Activities

Our primary investing activities consist of investing in short-term investments in marketable securities, purchases of property and equipment to support of our growth, and capital expenditures to develop our software to enhance our technology platform. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

In 2021, we used $93.6 million of cash in investing activities, consisting of $278.4 million to purchase short-term investments, $54.8 million to purchase property and equipment, $13.3 million for certain assets accounted for as a business acquisition and $5.2 million of investments in capitalized software, partially offset by maturities of short-term investments of $253.4 million and sales of investments of $4.5 million.

In 2020, we used $143.3 million of cash in investing activities, consisting of $230.8 million to purchase short-term investments, $74.1 million to purchase property and equipment and $6.1 million of investments in capitalized software, partially offset by maturities of short-term investments of $167.6 million.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of our debt, proceeds from our equity compensation plans and taxes paid to net settle restricted stock awards.

In 2021, cash provided by financing activities of $31.9 million was primarily due to $61.5 million proceeds from stock option exercises and $29.2 million proceeds from the employee stock purchase plan, partially offset by $56.9 million of taxes paid for restricted stock award settlements and $1.9 million paid for debt financing costs.

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

The following table summarizes our non-cancellable contractual obligations at December 31, 2021 (in thousands):

	Payments Due by Period
	Less than One Year	One Year or More	Total
Operating lease obligations	$53,990	$264,471	$318,461
Other contractual commitments	60,833	39,679	100,512
Total	$114,823	$304,150	$418,973

As of December 31, 2021, our total amount of gross unrecognized tax benefits was $86.3 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. Due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our consolidated financial statements. Accordingly, no amounts for any obligation have been recorded at December 31, 2021.

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

Revenue Recognition

We generate revenue from clients who enter into agreements with us to use our platform to purchase advertising inventory, data and other add-on features. We charge our clients a platform fee, which is generally a percentage of the client’s purchases through the platform. In addition, we invoice our clients for the cost of advertising inventory purchased, plus data and any add-on features purchased through the platform.

We report revenue net of amounts we pay suppliers for the cost of advertising inventory, third-party data and other add-on features (collectively, “Supplier Features”). Judgment is required to determine whether we are the principal and report revenue on a gross basis for Supplier Features or the agent and report revenue on a net basis for the amount of platform fees charged to the client. In this assessment, we consider if we obtain control of the specified service before it is transferred to the client, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.

For additional information regarding revenue and the assumptions used for determining our revenue recognition refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies.

Stock-Based Compensation

Stock-based compensation expense related to stock options, restricted stock awards and units (collectively, “restricted stock”), and awards granted under our employee stock purchase plan (“ESPP”) is measured and recognized in our consolidated financial statements based on the fair value of the awards granted. In October 2021, we granted a market-based performance award to our Chief Executive Officer (the “CEO Performance Option”) under the 2016 Incentive Award Plan. The fair values of our ESPP and stock option awards are estimated on the grant date using the Black-Scholes option-pricing model, except for the CEO Performance Option that is estimated using the Monte Carlo valuation model. The fair value of restricted stock is calculated using the closing market price of our common stock on the date of grant.

Stock-based compensation expense related to stock options and restricted stock is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. Stock-based compensation for the CEO Performance Option is recognized on a graded-vesting basis over a period of approximately five years but may be accelerated if the vesting criteria is met prior to the estimated performance period. Stock-based compensation expense for ESPP awards is recognized on a graded-vesting attribution basis over the requisite service period of each award.

For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies and Note 10—Stock-Based Compensation.

Income Taxes

Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimate based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision and deferred income tax assets and liabilities. We evaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

For additional information regarding income taxes and the assumptions used for determining our income tax provision, as well as our related deferred income tax assets and liabilities, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies and Note 11—Income Taxes.

Recently Issued Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We have operations within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Credit Facility, which accrues interest at a variable rate. No amount was owed on our Credit Facility as of December 31, 2021. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investment amount as of December 31, 2021, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $2.0 million annually.

Foreign Currency Exchange Rate Risk

We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of December 31, 2021, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $26.3 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses.

Item 8. Financial Statements and Supplementary Data

THE TRADE DESK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Trade Desk, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Trade Desk, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Platform Fees

As described in Note 2 to the consolidated financial statements, the Company maintains agreements with each client and supplier in the form of master service agreements, which set out the terms of the relationship and access to the Company’s platform. The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, data and other add-on features. The Company charges clients a platform fee, based on a percentage of a client’s purchases through the platform. The Company recognizes revenue for its platform fee at a point in time when the purchase by a client occurs through its platform. Management reports revenue on a net basis for the platform fees charged to clients. For the year ended December 31, 2021, the Company’s revenue was $1,196 million.

The principal consideration for our determination that performing procedures relating to revenue recognition – platform fees is a critical audit matter is the high degree of audit effort in performing procedures related to client purchases through the Company’s platform to recognize revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness and accuracy of the revenue recognized for platform fees charged to clients, including both manual and automated controls operating over the information generated from the Company’s platform and the calculation of revenue invoices based on client purchases. These procedures also included, among others (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos; (ii) tracing transactions not settled to a detailed listing of accounts receivable; (iii) confirming a sample of outstanding client invoice balances at year end and, for confirmations not returned, obtaining and inspecting source documents, including invoices, master service agreements, subsequent cash receipts, and recalculating platform fees due, where applicable; and (iv) testing the completeness and accuracy of underlying information provided by management.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 16, 2022

We have served as the Company’s auditor since 2015.

THE TRADE DESK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par values)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$754,154	$437,353
Short-term investments, net	204,625	186,685
Accounts receivable, net of allowance for credit losses of $7,374 and $7,253 as of December 31, 2021 and 2020, respectively	2,020,720	1,584,109
Prepaid expenses and other current assets	112,150	102,170
TOTAL CURRENT ASSETS	3,091,649	2,310,317
Property and equipment, net	135,856	115,863
Operating lease assets	234,091	248,143
Deferred income taxes	68,244	50,168
Other assets, non-current	47,500	29,154
TOTAL ASSETS	$3,577,340	$2,753,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,655,684	$1,348,480
Accrued expenses and other current liabilities	101,472	88,335
Operating lease liabilities	46,149	37,868
TOTAL CURRENT LIABILITIES	1,803,305	1,474,683
Operating lease liabilities, non-current	238,449	254,562
Other liabilities, non-current	8,280	11,255
TOTAL LIABILITIES	2,050,034	1,740,500
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 439,206 and 423,383 shares issued and outstanding as of December 31, 2021 and 2020, respectively Class B, 95,000 shares authorized; 44,235 and 50,018 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	915,177	538,778
Retained earnings	612,129	474,367
TOTAL STOCKHOLDERS’ EQUITY	1,527,306	1,013,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,577,340	$2,753,645

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,196,467	$836,033	$661,058
Operating expenses:
Platform operations	221,554	178,812	156,180
Sales and marketing	249,298	174,742	132,882
Technology and development	226,137	166,654	116,752
General and administrative	374,661	171,617	143,048
Total operating expenses	1,071,650	691,825	548,862
Income from operations	124,817	144,208	112,196
Other expense (income):
Interest expense (income), net	1,030	(656)	(4,719)
Foreign currency exchange loss, net	1,751	961	695
Total other expense (income), net	2,781	305	(4,024)
Income before income taxes	122,036	143,903	116,220
Provision for (benefit from) income taxes	(15,726)	(98,414)	7,902
Net income	$137,762	$242,317	$108,318
Earnings per share:
Basic	$0.29	$0.52	$0.24
Diluted	$0.28	$0.49	$0.23
Weighted-average shares outstanding:
Basic	476,851	462,865	445,329
Diluted	498,540	489,881	478,061

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and B		Additional		Total
	Common Stock (1)		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2018	438,642	$—	$270,447	$124,120	$394,567
Exercise of common stock options	12,641	—	29,874	—	29,874
Stock-based compensation	—	—	82,346	—	82,346
Issuance of common stock under employee stock purchase plan	2,870	—	16,746	—	16,746
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	603	—	(19,334)	—	(19,334)
Net income	—	—	—	108,318	108,318
Balance as of December 31, 2019	454,755	—	380,079	232,438	612,517
Impact upon adoption ASC 326	—	—	—	(388)	(388)
Exercise of common stock options	15,448	—	76,146	—	76,146
Stock-based compensation	—	—	114,020	—	114,020
Issuance of common stock under employee stock purchase plan	2,685	—	21,671	—	21,671
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	513	—	(53,138)	—	(53,138)
Net income	—	—	—	242,317	242,317
Balance as of December 31, 2020	473,401	—	538,778	474,367	1,013,145
Exercise of common stock options	7,361	—	61,476	—	61,476
Stock-based compensation	—	—	340,733	—	340,733
Issuance of common stock under employee stock purchase plan	1,719	—	29,229	—	29,229
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	935	—	(56,855)	—	(56,855)
Issuance of restricted stock related to acquisition	25	—	1,816	—	1,816
Net income	—	—	—	137,762	137,762
Balance as of December 31, 2021	483,441	$—	$915,177	$612,129	$1,527,306

__________

(1)	Refer to Note 9—Capitalization for discussion of the Company’s two classes of common stock.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$137,762	$242,317	$108,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,219	28,632	21,662
Stock-based compensation	337,413	111,775	80,758
Deferred income taxes	(16,777)	(31,218)	(10,490)
Allowance for credit losses on accounts receivable	1,456	3,149	2,702
Noncash lease expense	40,315	33,269	21,894
Other	5,803	2,190	(1,939)
Changes in operating assets and liabilities:
Accounts receivable	(444,342)	(418,054)	(331,369)
Prepaid expenses and other assets	1,648	(66,655)	(19,597)
Accounts payable	309,410	481,313	191,763
Accrued expenses and other liabilities	7,596	35,446	6,845
Operating lease liabilities	(43,990)	(17,095)	(10,342)
Net cash provided by operating activities	378,513	405,069	60,205
INVESTING ACTIVITIES:
Purchases of investments	(278,387)	(230,759)	(212,776)
Sales of investments	4,539	—	—
Maturities of investments	253,444	167,602	89,539
Purchases of property and equipment	(54,804)	(74,061)	(35,693)
Capitalized software development costs	(5,169)	(6,053)	(4,911)
Business acquisition	(13,261)	—	—
Net cash used in investing activities	(93,638)	(143,271)	(163,841)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	143,000	—
Repayment on line of credit	—	(143,000)	—
Payment of debt financing costs	(1,924)	—	(6)
Proceeds from exercise of stock options	61,476	76,146	29,874
Proceeds from employee stock purchase plan	29,229	21,671	16,746
Taxes paid related to net settlement of restricted stock awards	(56,855)	(53,138)	(19,334)
Net cash provided by financing activities	31,926	44,679	27,280
Increase (decrease) in cash and cash equivalents	316,801	306,477	(76,356)
Cash and cash equivalents—Beginning of year	437,353	130,876	207,232
Cash and cash equivalents—End of year	$754,154	$437,353	$130,876
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$3,608	$4,983	$19,727
Cash paid for interest	$518	$1,554	$412
Cash paid for operating lease liabilities	$52,974	$27,448	$16,923
Asset retirement obligation	$1,705	$2,049	$3,543
Operating lease assets obtained in exchange for operating lease liabilities	$25,356	$106,833	$150,467
Capitalized assets financed by accounts payable	$5,907	$6,766	$9,252
Stock-based compensation included in capitalized software development costs	$3,320	$2,245	$1,588

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations

The Trade Desk, Inc. (the “Company”) is a global technology company that empowers buyers of advertising. Through the Company’s self-service, cloud-based platform, ad buyers can create, manage and optimize more expressive data-driven digital advertising campaigns across ad formats and channels, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices and connected TV (“CTV”). The Company’s platform integrations with major inventory, publisher, and data partners provides ad buyers reach and decisioning capabilities, and the Company’s enterprise application programming interfaces (“APIs”) enable its clients to develop on top of the platform.

The Company is a Delaware corporation formed in November 2009 and headquartered in Ventura, California with offices in various cities in North America, Europe, Asia and Australia.

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

Management regularly evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for credit losses accounts, (3) operating lease assets and liabilities, including our incremental borrowing rate and terms and provisions of each lease (4) the useful lives of property and equipment and capitalized software development costs, (5) income taxes, (6) assumptions used in the option pricing models to determine the fair value of stock-based compensation and (7) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

As of December 31, 2021, the impact of the Coronavirus (“COVID-19”) pandemic on the Company’s business continues to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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

The Company determines revenue recognition through the following steps:

•	Identification of a contract with a client;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

The Company maintains agreements with each client and supplier in the form of master service agreements, which set out the terms of the relationship and access to the Company’s platform. The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, data and other add-on features. The Company charges clients a platform fee, based on a percentage of a client’s purchases through the platform, and the transaction price is determined based on the consideration to which it expects to be entitled in exchange for the completion of a transaction, that is, when a bid is won. The platform fee percentage is based on the level of purchases by the client through the platform during the month. The Company recognizes revenue for its platform fee at a point in time when a purchase by the client occurs through its platform, which is when a bid is won. The associated fees are generally not subject to refund or adjustment after a bid is won. Historically, any refunds and adjustments have not been material.

The Company reports revenue net of amounts it pays suppliers for the cost of advertising inventory, third-party data and other add-on features (collectively, “Supplier Features”). Judgment is required to determine whether the Company is the principal and reports revenue on a gross basis for Supplier Features or the agent and reports revenue on a net basis for the amount of platform fees charged to the client. The Company determined that it is not primarily responsible for the purchase of Supplier Features. Rather, the Company’s primary responsibility is to provide the platform that enables clients to bid on advertising inventory and use data and other add-on features in designing and executing their campaigns. The Company does not control the Supplier Features prior to the purchase by the client, and it does not have pricing latitude with respect to the cost of such features. The platform fee the Company charges clients is a percentage of their purchases through its platform, similar to a commission, and the platform fee is not contingent on the results of an advertising campaign. Based on these and other factors, the Company determined that it is not the principal in the purchase and sale of Supplier Features and, therefore, reports revenue on a net basis for the platform fees charged to clients.

The Company generally bills clients for the gross amount of Supplier Features they purchase through its platform and the platform fees, net of allowances (“Gross Billings”). When clients have direct payment relationships with advertising inventory suppliers, the Company bills these clients only for third-party data, other add-on features and its platform fees. The Company invoices its clients monthly for the purchases occurring during the month. Invoice payment terms, negotiated on a client-by-client basis, are typically between 30 to 90 days. However, for certain agency clients with sequential liability terms, payments are not due to the Company until such agency client has received payment from its clients who are advertisers. Accounts receivable is recorded based on Gross Billings, which are the amounts the Company is responsible to collect. Accounts payable is recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Refer to Note 12—Segment and Geographic Information for geographic information related to Gross Billings.

Operating Expenses

The Company classifies its operating expenses into four categories and allocates overhead such as information technology infrastructure, rent and occupancy charges based on headcount for all these categories:

Platform Operations. Platform operations expense consists of expenses related to hosting the Company’s platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (“QPS”) and providing support to clients. Platform operations expense includes hosting costs, personnel costs, and amortization of acquired technology and capitalized software costs for platform development. Personnel costs include salaries, bonuses, stock-based compensation, and employee benefit costs attributable to personnel who support the platform and provide clients with platform support. The Company capitalizes certain costs associated with platform development in other assets, non-current on its consolidated balance sheet and amortizes these costs into platform operations expense over their estimated useful lives.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and commission costs, for the Company’s sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, advertising and promotional, and other marketing activities. Commissions costs are expensed as incurred.

Technology and Development. The Company’s technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs; third-party consultant costs associated with the ongoing development of the Company’s platform and integrations with our advertising and data inventory suppliers; and the amortization of capitalized third-party software used in platform development. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in other assets, non-current on the Company’s consolidated balance sheet. The Company amortizes capitalized software development costs relating to the Company’s platform to platform operations expense.

General and Administrative. The Company’s general and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees and credit loss expense.

Stock-Based Compensation

Stock-based compensation expense related to stock options, restricted stock awards and units (collectively, “restricted stock”), and awards granted under the Company’s employee stock purchase plan (“ESPP”) is measured and recognized in the consolidated financial statements based on the fair value of the awards granted.

The fair values of the ESPP and stock option awards are estimated on the grant date using the Black-Scholes option-pricing model, except for the CEO Performance Option that is estimated using the Monte Carlo valuation model. The fair value of restricted stock is calculated using the closing market price of the Company’s common stock on the date of grant. Determining the fair value of stock options and ESPP awards requires judgment. The Company’s use of the valuation models requires the input of subjective assumptions. The assumptions used in the Company’s valuation models represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. The Company will continue to use judgment in evaluating the assumptions related to its stock-based compensation.

These assumptions and estimates are as follows:

Risk-Free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities approximating the expected term of the awards.

Expected Term. For stock options, given the insufficient historical data relating to stock option exercises, the Company applies the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. For ESPP awards, the expected term is the time period from the grant date to the respective purchase dates included within each offering period.

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

Derived Service Period. The stock-compensation expense attribution period for the CEO Performance Option is developed based on a Monte Carlo simulation of daily stock prices over the performance period.

Stock-based compensation expense related to stock options and restricted stock is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. Stock-based compensation for the CEO Performance Option is recognized on a graded-vesting basis over a derived service period of approximately five years but may be accelerated if the vesting criteria are met prior to the estimated performance period. Stock-based compensation expense for ESPP awards is recognized on a graded-vesting attribution basis over the requisite service period of each award. The Company accounts for forfeitures as they occur.

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

The Company makes assumptions, judgments and estimates to determine the current income tax provision, tax benefits from uncertain tax positions, deferred tax asset and liabilities, and valuation allowance recorded against a deferred tax asset.

The assumptions, judgments and estimates relative to the current income tax provision (benefit) take into account current tax laws, their interpretation and possible results of foreign and domestic tax audits. Changes in tax law, and their interpretation, could significantly impact the income taxes provided in the Company’s consolidated financial statements.

The evaluation of the Company’s uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws, and matters related to the allocation of international taxation rights between countries. Although management believes the Company’s reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination or the refinement of an estimate.

Assumptions, judgments and estimates relative to the amount of deferred income taxes, and any applicable valuation allowances, take into account future taxable income. Any of the assumptions, judgments and estimates mentioned above could cause the actual income tax obligations to differ from estimates.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common stock shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common stock shares outstanding adjusted for the potentially dilutive impact of stock options, restricted stock and ESPP using the using the two-class method required for participating securities. We consider restricted stock awards to be participating securities due to their non-forfeitable dividend rights.

Cash, Cash Equivalents and Marketable Securities

The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which consist primarily of money market funds and commercial paper, and those with stated maturities of greater than three months as marketable securities, which primarily consist of corporate debt securities and U.S. government and agency securities. Investments in marketable securities with maturities beyond one year are also classified as short-term available-for-sale securities based on their highly liquid nature and because they are available for current operations.

Cash equivalents and marketable securities are carried at fair value. Realized gains and losses are recognized in other expense (income), net on the consolidated statement of operations. Unrealized gains and losses, net of taxes, are included in stockholders' equity. The Company uses Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (“ASC”) 326 or “CECL”), to assess the investment portfolio for impairment at the individual security level and evaluates all securities in an unrealized loss position to determine if the impairment is credit related (resulting in realized credit loss, recorded in earnings) or non-credit related (resulting in an unrealized loss, recorded in stockholders' equity). We have not recorded any impairment charges for unrealized losses in the periods presented.

Refer to Note 6—Cash, Cash Equivalents and Short-Term Investments, Net for additional information regarding the fair value of cash equivalents and marketable securities.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, are unsecured, and do not bear interest. The Company performs ongoing credit evaluations of its clients and certain advertisers when the Company’s agreements with its clients contain sequential liability terms such that client payments are not due to the Company until the client has received payment from its clients who are advertisers. The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense on the consolidated statements of operations.

On January 1, 2020, the Company adopted ASC 326 to assess the allowance for credit losses. The Company used the modified retrospective transition method, which required a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020 was not material. ASC 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As a result, the Company revised its impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to its marketable securities and the related allowance for credit losses. Industry-specific default rates are applied to the advertiser’s industry if the receivables are subject to sequential liability or the Company is engaged with the advertiser directly.

For the years ended December 31, 2021 and 2020, the Company’s assessment considered business and market disruptions caused by the COVID-19 pandemic and estimates of credit defaults by industry. The Company continues to monitor the financial implications of the COVID-19 pandemic on expected credit losses by reviewing the allowance for credit losses on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

The following table presents changes in the accounts receivable allowance for credit losses (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$7,253	$3,920	$2,973
Add: impact upon adoption of new accounting standard	—	553	—
Add: bad debt expense	1,456	3,149	2,702
Less: write-offs, net of recoveries	(1,335)	(369)	(1,755)
Ending balance	$7,374	$7,253	$3,920

Property and Equipment, Net

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the following estimated useful lives:

Years
Computer equipment	2 – 3
Purchased software	3 – 5
Furniture, fixtures and office equipment	5
Leasehold improvements	*

_________________

* Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter.

Repair and maintenance costs are charged to expense as incurred, while improvements are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s operating results.

Capitalized Software Development Costs

The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure. These costs include personnel and benefit-related expenses for employees who are directly associated with and devote time to software development projects, and external direct costs of materials and services consumed in developing or obtaining the software. Software development costs that do not qualify for capitalization, as further discussed below, are expensed as incurred and recorded in technology and development expenses in the consolidated statements of operations.

Software development activities typically consist of three stages: (1) the planning phase; (2) the application and infrastructure development stage; and (3) the post-implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with the post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Software development costs are amortized using a straight-line method over the estimated useful life of two years, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.

The Company does not transfer ownership of its internally developed software, or lease its software, to third parties.

Cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its CCAs that are service contracts, which are included in other assets, non-current. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract. The Company capitalized $1.7 million and $1.0 million of CCA implementation costs in 2021 and 2020, respectively. Amortization expense was $1.0 million and $0.9 million for 2021 and 2020, respectively.

Operating Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, codified as ASC 842, using the modified retrospective adoption approach. The Company elected the transition option provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to not restate comparative periods, but rather to initially adopt the requirements of ASC 842 on January 1, 2019. The most significant impact of the adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets (“operating lease assets”) of approximately $41 million, net of deferred rent and direct costs, and operating lease liabilities of approximately $47 million on its consolidated balance sheet. The impact on the Company’s consolidated statements of operations and cash flows was not material.

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

The Company has operating leases for its offices, which have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year with proper notification.

The Company determines if an arrangement is, or contains, a lease at inception. Operating lease assets represent the Company’s right to control the use of an identified asset for a period of time, or term, in exchange for consideration, and operating lease liabilities represent its obligation to make lease payments arising from the aforementioned right.

Operating lease assets and liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate, based on the information available at the lease commencement date in determining the present value of its expected lease payments. Operating lease assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have finance leases.

Operating lease assets are amortized on a straight-line basis as operating lease cost over the lease term on the consolidated statements of operations. The related amortization, referred to as noncash lease expense, along with the change in the operating lease liabilities are separately presented within the cash flows from operating activities on the consolidated statements of cash flows. The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term.

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

The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the line of credit approximates fair value based on borrowing rates currently available to the Company for financing with similar terms and were determined to be Level 2.

Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. To date, no material impairments have been recorded on those assets.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions, and its cash levels exceed the Federal Deposit Insurance Corporation federally insured limits. Short-term investments consist of investments in U.S. government securities, U.S. government agency securities, and high-credit quality corporate debt securities.

If all of our individual client contractual relationships were aggregated at the holding company level, two holding companies would each represent more than 10% of our Gross Billings in 2021, 2020 and 2019. In 2021, two holding companies accounted for 11% and 10% of Gross Billings.  In 2020, two holding companies each accounted for 11% of Gross Billings. In 2019, two holding companies accounted for 13% and 10% of Gross Billings. We do not have contractual relationships with these holding companies. Rather, we enter into separate contracts and billing relationships with various of their individual agencies and account for those agencies as separate clients.

As of December 31, 2021, three clients each accounted for at least 10%, and collectively accounted for 41%, of consolidated accounts receivable. As of December 31, 2020, four clients each accounted for at least 10%, and collectively accounted for 51%, of consolidated accounts receivable.

As of December 31, 2021, one supplier accounted for 17% of consolidated accounts payable. As of December 31, 2020, no supplier accounted for more than 10% of consolidated accounts payable.

Foreign Currency Transactions

The Company’s reporting currency is the U.S. Dollar, and the functional currency of each of our subsidiaries is the U.S. Dollar. Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Net transaction losses are included in foreign currency exchange loss, net in the accompanying consolidated statements of operations.

The Company enters into forward contracts to hedge foreign currency exposures related primarily to the Company’s foreign currency denominated accounts receivable. The Company does not designate the foreign exchange forward contracts as hedges for accounting purposes and changes in the fair value of the foreign exchange forward contracts are recorded in foreign currency exchange loss, net in the accompanying consolidated statements of operations. The Company’s forward contracts generally have terms of 30-60 days. As of December 31, 2021, and 2020, the Company had open forward contracts with aggregate notional amounts of $250.7 million and $169.9 million, respectively. The fair value of the open forward contracts was not material.

Business Combinations

The results of a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business are generally recorded at their estimated fair values on the acquisition date, which may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. The Company engages valuation specialists to assist in determining the fair values of these acquired assets and liabilities. Any excess consideration over the fair value of these acquired assets and liabilities assumed is recognized as goodwill.

In July 2021, the Company acquired all of the equity interests of a technology company for a GAAP purchase price of $17.8 million, subject to purchase price adjustments. The purchase consideration was primarily attributable to non-deductible goodwill of $11.4 million, with the remainder allocated to acquired technology and other assets.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate or by another reference rate expected to be discontinued. The amendments are effective for all entities through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.

Note 3—Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$137,762	$242,317	$108,318
Denominator:
Weighted-average shares outstanding—basic	476,851	462,865	445,329
Effect of dilutive securities	21,689	27,016	32,732
Weighted-average shares outstanding—diluted	498,540	489,881	478,061
Basic EPS	$0.29	$0.52	$0.24
Diluted EPS	$0.28	$0.49	$0.23
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	1,699	316	6,915

Note 4—Property and Equipment, Net

Major classes of property and equipment were as follows (in thousands):

	As of December 31,
	2021	2020
Computer equipment	$53,587	$28,528
Purchased software	10,179	10,179
Furniture and fixtures	22,156	17,971
Construction in progress (1)	6,810	13,862
Leasehold improvements	112,014	87,803
	204,746	158,343
Less: Accumulated depreciation	(68,890)	(42,480)
	$135,856	$115,863

      ______________

(1)	Includes leasehold improvement projects which are not yet ready for intended use.

Depreciation expense for 2021, 2020 and 2019 was $34.2 million, $21.2 million and $14.9 million, respectively. For the years ended December 31, 2021, 2020 and 2019 there were no impairment charges to property and equipment.

Note 5—Capitalized Software Development Costs

Capitalized software development costs, included in other assets, non-current, were as follows (in thousands):

	As of December 31,
	2021	2020
Capitalized software development costs, gross	$18,191	$16,730
Less: Accumulated amortization	(3,857)	(5,225)
Capitalized software development costs, net	$14,334	$11,505

 Amortization expense was $4.7 million, $5.8 million and $5.5 million for 2021, 2020 and 2019, respectively.

Note 6—Cash, Cash Equivalents and Short-Term Investments, Net

Cash, cash equivalents and net short-term investments in marketable securities were as follows (in thousands):

	As of December 31, 2021
	Cash and
	Cash	Short-Term
	Equivalents	Investments, Net	Total
Cash	$272,058	—	$272,058
Level 1:
Money market funds	431,299	—	431,299
Level 2:
Commercial paper	47,544	70,804	118,348
Corporate debt securities	3,253	85,425	88,678
U.S. government and agency securities	—	48,396	48,396
Total	$754,154	$204,625	$958,779

	As of December 31, 2020
	Cash and
	Cash	Short-Term
	Equivalents	Investments, Net	Total
Cash	$132,372	—	$132,372
Level 1:
Money market funds	259,434	—	259,434
Level 2:
Commercial paper	45,547	63,372	108,919
Corporate debt securities	—	79,342	79,342
U.S. government and agency securities	—	43,971	43,971
Total	$437,353	$186,685	$624,038

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the years ended December 31, 2021, 2020 and 2019 were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

December 31, 2021
Due in one year	$177,655
Due in one to two years	26,970
Total	$204,625

Note 7—Debt

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

Loans under the Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or an adjusted LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a rate per annum for any day equal to the greatest of (1) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (2) the NYFRB Rate in effect on such day plus half of 1% and (3) the adjusted LIBOR rate for a one-month interest period on such day plus 1%. The applicable margin is between 0.25% to 1.25% for Base Rate Borrowings and between 1.25% and 2.25% for LIBOR Rate Borrowings based on the Company maintaining certain leverage ratios. The fee for undrawn amounts under the Credit Facility ranges, based on the applicable leverage, from 0.200% to 0.350%. The Company is also required to pay customary letter of credit fees, as necessary.

On December 17, 2021, the Company amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars.

As of December 31, 2021, the Company did not have an outstanding debt balance under the Credit Facility. Availability under the Credit Facility was $443.9 million as of December 31, 2021, which is net of outstanding letters of credit of $6.1 million. The Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.

The Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of December 31, 2021, the Company was in compliance with all covenants.

Note 8—Leases

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$50,798	$42,272
Short-term lease cost	969	908
Variable lease cost	6,742	5,984
Sublease income	(2,734)	(3,645)
Total lease cost	$55,775	$45,519

Rent expense for non-cancelable operating leases was $28.1 million for the year ended December 31, 2019.

Supplemental information related to leases were as follows:

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term	7.1 years	7.9 years
Weighted-average discount rate	3.0%	3.4%

Maturities of lease commitments as of December 31, 2021 were as follows (in thousands):

Year	Amount
2022	$53,990
2023	50,201
2024	43,740
2025	39,020
2026	35,397
Thereafter	96,113
Total undiscounted lease commitments	318,461
Less: commitments for leases not yet commenced	(249)
Less: interest	(33,614)
Present value of lease liabilities	284,598
Less: operating lease liabilities, current	(46,149)
Operating lease liabilities, non-current	$238,449

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

Note 10—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Platform operations	$15,913	$8,794	$5,350
Sales and marketing	50,671	29,726	20,769
Technology and development	57,791	36,672	26,553
General and administrative	213,038	36,583	28,086
Total	$337,413	$111,775	$80,758

For the years ended December 31, 2021, 2020 and 2019, the Company recognized tax benefits on total stock-based compensation expense, which are reflected in the provision for income taxes in the consolidated statements of operations, of $104.4 million, $134.6 million, and $43.1 million, respectively. For the years ended December 31, 2021, 2020 and 2019, tax benefit realized related to restricted stock vested and stock options exercised during the period was $120.6 million, $151.0 million and $51.0 million, respectively.

Stock-Based Award Plans

The Company is authorized to issue stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based and cash-based awards under its 2016 Incentive Award Plan. As of December 31, 2021, 56.4 million shares remained available for grant under the Company’s 2016 Incentive Award Plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 4% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. On January 1, 2022, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 19.3 million shares in accordance with plan provisions.

Stock Options

Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	26,481	$10.73
Granted	1,212	74.85
Exercised	(7,361)	8.36
Expired/forfeited	(1,348)	19.18
Outstanding as of December 31, 2021	18,984	$15.14	6.4	$1,452,528
Exercisable as of December 31, 2021	13,008	$8.69	5.7	$1,079,090

The fair value of options on the date of grant was estimated based on the Black-Scholes option pricing model. The weighted- average assumptions used to value options granted to employees for the periods presented were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	6.0	6.0	6.0
Expected volatility	64.3%	60.5%	53.2%
Risk-free interest rate	1.04%	0.57%	2.26%
Estimated dividend yield	—%	—%	—%

The weighted-average grant date fair value per share of stock options granted for the years ended December 31, 2021, 2020 and 2019 and were $43.57, $17.25 and $9.49, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 were $538.0 million, $594.5 million and $222.0 million, respectively.

At December 31, 2021, the Company had unrecognized stock-based compensation relating to stock options of approximately $93.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.

CEO Performance Option

In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. If specified target goals for the per share price of the Company’s Class A common stock (ranging from $90.00 to $340.00 per share) and certain other vesting conditions are satisfied, including the CEO’s continued service, the CEO may purchase up to a target amount of 16.0 million shares of Class A common stock, subject to adjustment as discussed in the following sentence, to be earned in eight equal tranches over a maximum term of 10 years. These target shares are subject to decrease or increase by up to 20% for each tranche based on the relative total shareholder return (“TSR”) of the Company’s Class A common stock as compared to the TSR of the Nasdaq-100 Index at each vesting tranche, for a maximum of 19.2 million shares. At December 31, 2021, the CEO Performance Option had 2.4 million exercisable options with an aggregate intrinsic value of $56.0 million, and a weighted-average contractual life of 9.8 years. At December 31, 2021, the CEO Performance Option had outstanding options of 19.2 million with an aggregate intrinsic value of $448.3 million and a weighted-average contractual life of 9.8 years. No options were exercised, forfeited or expired as of December 31, 2021. The CEO Performance Option has an exercise price of $68.29 per share and a grant-date fair value of approximately $819.0 million, which was estimated based on a Monte Carlo valuation model using the following assumptions:

Expected volatility	63.4%
Risk-free interest rate	1.55%
Estimated dividend yield	—%

The CEO Performance Option has a one-year holding period with respect to the sale or transfer of vested shares, with the exception that shares may be transferred during the holding period to cover withholding tax obligations in connection with such exercise and transfers to the CEO’s immediate family for estate planning purposes or in connection with charitable or philanthropic activities. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. The stock-based compensation expense for the CEO Performance Option is expected to be expensed on a graded-vesting basis over a derived service period of approximately five years but may be accelerated if the vesting criteria are met prior to the estimated performance period.

On December 10, 2021, the expense related to the first tranche of the award was accelerated due to early stock price achievement. Stock-based compensation expense of $157.7 million for the CEO Performance Option, including the accelerated tranche, was recorded as a component of general and administrative expense in the fourth quarter of 2021. At December 31, 2021, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $661.3 million which, assuming no acceleration of vesting, is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock

Restricted stock awards generally vest over four years, subject to the holder’s continued service through the vesting date.

The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested as of December 31, 2020	5,698	$26.10
Granted	2,818	77.41
Vested	(2,225)	24.80
Forfeited	(694)	33.48
Unvested as of December 31, 2021	5,597	$51.54

At December 31, 2021, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $265.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

In September 2016, the Company established an ESPP with 8.0 million shares of Class A common stock available for issuance. As of December 31, 2021, 7.6 million shares remained available for grant under this plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 8.0 million shares, (b) 1% of the Class A common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (c) such smaller number of shares as determined by the Company’s board of directors. On January 1, 2022, the number of shares available for issuance under the Company’s ESPP increased by 4.4 million shares in accordance with plan provisions.

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

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2021	2020	2019
Expected term (years)	0.6	0.6	0.7
Expected volatility	62.3%	61.9%	53.2%
Risk-free interest rate	0.09%	0.40%	2.08%
Estimated dividend yield	—%	—%	—%

The ESPP has a six-month holding period with respect to common stock purchases. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. Stock-based compensation expense related to ESPP was $62.2 million, $33.0 million and $25.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $41.4 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Note 11—Income Taxes

The following are the domestic and foreign components of the Company’s income before income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$193,048	$212,531	$162,252
Foreign	(71,012)	(68,628)	(46,032)
Income before income taxes	$122,036	$143,903	$116,220

The following are the components of the provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$10,332	$(50,096)	$9,180
State and local	(10,417)	(19,650)	7,800
Foreign	2,435	2,550	1,412
Total current provision	2,350	(67,196)	18,392
Deferred:
Federal	(21,287)	(20,900)	(6,316)
State and local	3,193	(9,079)	(5,339)
Foreign	18	(1,239)	1,165
Total deferred provision	(18,076)	(31,218)	(10,490)
Total provision for (benefit from) income taxes	$(15,726)	$(98,414)	$7,902

A reconciliation of the statutory tax rate to the effective tax rate for the periods presented is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	(5.3)	(15.7)	1.7
Foreign income at other than U.S. rates (1)	14.2	10.9	10.5
Stock-based compensation	(29.9)	(59.6)	(20.5)
Meals and entertainment	0.2	0.2	0.7
Nondeductible compensation	1.7	0.6	(1.3)
Research and development credit	(15.3)	(14.1)	(5.0)
Other permanent items	0.5	0.1	(0.3)
Benefit from carryback of NOLs	—	(11.8)	—
Effective income tax rate	(12.9%)	(68.4)%	6.8%

                          __________

(1)	For the years ended December 31, 2021, 2020, and 2019, includes the impact of the valuation allowance associated with the United Kingdom (“U.K.”). For additional information, see discussion below.

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets (liabilities):
Reserves and allowances	$6,161	$5,521
Accrued expenses	8,103	8,977
Net operating losses	142,708	58,813
Research and development tax credit	53,472	30,138
Stock-based compensation	16,621	13,584
Prepaid expenses	(1,674)	(1,365)
Property and equipment	(21,924)	(14,375)
Intangibles (1)	219,492	184,965
Capitalized software development costs	(3,565)	(2,836)
Operating lease assets	(46,435)	(55,685)
Operating lease liabilities	56,415	64,359
Other	484	487
Valuation allowance	(361,614)	(242,415)
Total deferred tax assets, net	$68,244	$50,168

(1)	As of December 31, 2021 and 2020, includes intangibles associated with our international restructuring, net of amortization, offset by a reserve for uncertain tax position. See discussion below.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. During 2021, management recorded an additional valuation allowance of $119.2 million against its U.K. net deferred tax assets, based on the history of cumulative losses and the conclusion that future taxable profit may not be available for the utilization of the deferred tax assets for U.K. income tax purposes.

As of December 31, 2021, the Company had federal, state, and foreign net operating loss carryforwards of approximately $5.4 million, $53.1 million, and $592.4 million, respectively. The federal, state, and foreign net operating loss carryforwards are subject to limitations under applicable federal, state, and foreign tax law. Federal net operating loss carryforward of $0.9 million will expire in 2037 if not utilized, and $4.5 million will carry forward indefinitely. State net operating loss carryforwards will begin to expire in 2040. Our foreign net operating losses carry forward indefinitely.

As of December 31, 2021, the Company had federal, state, and foreign research and development tax credits of approximately $51.2 million, $28.0 million and $0.9 million, respectively, which can be carried forward as prescribed under applicable federal, state. and foreign tax law. Federal research and development tax credits will begin to expire in 2033. State and foreign research and development tax credits carry forward indefinitely.

As of December 31, 2021, unremitted earnings of the subsidiaries outside of the United States were approximately $3.2 million, on which no state taxes have been paid. The Company’s intention is to indefinitely reinvest these earnings outside the United States Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.

As of December 31, 2021, the Company had gross unrecognized tax benefits of approximately $86.3 million, $84.7 million of which is a reduction to deferred tax assets and the remaining $1.6 million which would affect the Company’s effective tax rate if recognized. As of December 31, 2020, the Company had gross unrecognized tax benefits of approximately $66.9 million, $63.1 million of which is a reduction to deferred tax assets and the remaining $3.8 million which would affect the Company’s effective tax rate if recognized.

The following table presents changes in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021 (1)	2020 (1)	2019 (1)
Beginning balance	$66,875	$53,213	$4,330
Increases related to prior year tax positions	13,075	5,378	—
Decreases related to prior year tax positions	—	—	(20)
Increases related to current year tax positions	6,381	9,206	49,100
Settlements	—	(520)	(197)
Expiration of statute of limitations	—	(402)	—
Ending balance	$86,331	$66,875	$53,213

______________

(1)Includes the impact of a statutory rate change in the U.K

Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2021 were not material.

The Company files U.S. federal, state, and foreign tax returns. The Company is currently under examination by the Internal Revenue Service for the year ended December 31, 2018. Additionally, the Company is currently under examination by the Illinois Department of Revenue for the years ended December 31, 2018 and 2019. The Company does not expect to reduce its unrecognized tax benefits during the next twelve months.

The Company remains subject to examination for its federal and state tax returns for the periods 2016 through 2020, and 2018 through 2020, respectively. The majority of the Company’s foreign subsidiaries remain subject to examination by local taxing authorities for 2016 and subsequent years.

Note 12—Segment and Geographic Information

The Company has one primary business activity and operates in one reportable and operating segment.

The Company reports revenue net of amounts it pays suppliers for the cost of Supplier Features. The Company generally bills clients based on Gross Billings, which is the gross amount of Supplier Features they purchase through its platform and the platform fees, net of allowances. The Company’s accounts receivable are recorded at the amount of Gross Billings for the amounts it is responsible to collect, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.

Gross Billings, based on the billing address of the clients or client affiliates, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
US	$5,286,191	$3,605,665	$2,639,497
International	843,436	562,595	456,190
Total	$6,129,627	$4,168,260	$3,095,687

Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	December 31, 2021	December 31, 2020
US	$282,650	$263,891
International	87,297	100,115
Total	$369,947	$364,006

Note 13—Commitments and Contingencies

As of December 31, 2021, the Company had non-cancelable operating lease commitments for office space that have been recorded as Lease Liabilities. Refer to Note 8—Leases for additional information regarding lease commitments.

As of December 31, 2021, the Company had non-cancelable commitments to its hosting services providers, marketing contracts and commitments to providers of software as a service. As of December 31, 2021, these purchase obligations were as follows (in thousands):

Year	Amount
2022	$60,833
2023	38,283
2024	1,239
2025	105
2026	52
$100,512

 Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded as of December 31, 2021 and 2020.

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

On June 28, 2021, a class action lawsuit was filed against the Company, the members of the Company’s board of directors, and one of the Company’s executive officers (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleges generally that the Defendants breached their fiduciary duties to the Company’s stockholders in connection with the negotiation and approval of the amendments to the Company’s certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020 (the “Amendments”). The plaintiff is seeking a court order rescinding the Amendments, as well as monetary damages. On November 29, 2021, the plaintiff filed a supplement to the complaint, adding factual allegations related to the CEO Performance Option. On February 1, 2022, the Defendants moved to dismiss the complaint. A hearing on Defendants’ motions is scheduled for April 11, 2022. The Company believes that all of the claims asserted in the complaint are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Defendants’ defense of the action will be successful.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement relating to our 2022 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021 (the “Proxy Statement”) and is incorporated herein by reference.

We have a code of business ethics and conduct that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and our Board of Directors. A copy of this code, “Code of Business Conduct and Ethics,” is available on our website at http://investors.thetradedesk.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our investor relations website under the heading “Leadership & Governance” at http://investors.thetradedesk.com.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Refer to Index to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements of the notes thereto.

3. Exhibits

Exhibits required to be filed as part of this report are:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Filing Date	Number		Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-K	2/19/2021	3.1

3.2	Amended and Restated Bylaws.	10-K	2/19/2021	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

4.4	Description of Securities.					X

10.1*	Loan and Security Agreement, dated as of June 15, 2021, among The Trade Desk, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	6/16/2021	10.1

10.2*

Amendment No. 1 to Loan and Security Agreement, dated as of December 17, 2021, among The Trade Desk, Inc., the lenders and credit issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

						X

10.3(a)+	The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(a)

10.3(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(b)

10.3(c)+	Exercise Notice under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(c)

10.4(a)+	The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(a)

10.4(b)+	First Amendment to The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-8	9/22/2016	99.2

10.4(c)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(b)

10.4(d)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan (with accelerated vesting).	S-1/A	9/6/2016	10.6	(c)

10.4(e)+	Exercise Notice under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(d)

10.5(a)+	The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(a)

10.5(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(b)

10.5(c)+	Form of Restricted Stock Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	8-K	12/30/2016	10.1

10.5(d)+	Form of Restricted Stock Unit Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	8-K	12/30/2016	10.2

10.6+	The Trade Desk, Inc. 2016 Employee Stock Purchase Plan.	S-8	9/22/2016	99.5

10.7+	Form of Indemnification Agreement.	S-1	8/22/2016	10.8

10.8+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Jeff T. Green.	10-Q	5/11/2017	10.2

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

10.9+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and David R. Pickles.	10-Q	5/11/2017	10.3

10.10+	Offer Letter, dated October 29, 2019, by and between the Company and Blake Grayson.	8-K	11/15/2019	10.1

10.11+	Employment Agreement, dated October 29, 2019 between The Trade Desk, Inc. and Blake Grayson.	8-K	11/15/2019	10.2

10.12+	Employment Agreement, dated as of August 24, 2020 between The Trade Desk, Inc. and Jay Grant.	10-Q	11/6/2020	10.1

10.13+	Employment Agreement, dated January 11, 2021 between The Trade Desk, Inc. and Michelle Hulst.	8-K	1/14/2021	10.1

10.14+	Performance Stock Option Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan, dated as of October 6, 2021, between The Trade Desk, Inc. and Jeff Green.	8-K	10/8/2021	10.1

10.15+	Amendment No. 1 to Employment Agreement, dated as of October 6, 2021, between The Trade Desk, Inc. and Jeff Green.	8-K	10/8/2021	10.2

10.16+	The Trade Desk, Inc. Non-Employee Director Compensation Policy.				X

21.1	List of Subsidiaries of the Registrant.				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 (1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.sch	Inline XBRL Taxonomy Schema Linkbase Document				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Number	Herewith

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+	Indicates a management contract or compensatory plan or arrangement.
*

Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Trade Desk, Inc. undertakes to furnish a copy of all omitted schedules and exhibits to the SEC upon its request.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 2022.

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

Signature	Title	Date

/s/ JEFF T. GREEN	Chief Executive Officer, Director (principal	February 16, 2022
Jeff T. Green	executive officer)

/s/ BLAKE J. GRAYSON	Chief Financial Officer (principal financial	February 16, 2022
Blake J. Grayson	officer and principal accounting officer)

/s/ DAVID R. PICKLES	Chief Technology Officer, Director	February 16, 2022
David R. Pickles

/s/ LISE J. BUYER	Director	February 16, 2022
Lise J. Buyer

/s/ ANDREA CUNNINGHAM	Director	February 16, 2022
Andrea Cunningham

/s/ KATHRYN E. FALBERG	Director	February 16, 2022
Kathryn E. Falberg

/s/ ERIC B. PALEY	Director	February 16, 2022
Eric B. Paley

/s/ GOKUL RAJARAM	Director	February 16, 2022
Gokul Rajaram

/s/ DAVID B. WELLS	Director	February 16, 2022
David B. Wells