Form 10-Q
period 2022-03-31
Trade Desk, Inc.
filed 2022-05-10
CIK 1671933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 442,090,841 shares of Class A common stock and 44,234,950 shares of Class B common stock outstanding.

THE TRADE DESK, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	As of	As of
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$844,223	$754,154
Short-term investments, net	260,347	204,625
Accounts receivable, net of allowance for credit losses of $8,040 and $7,374 as of March 31, 2022 and December 31, 2021, respectively	1,760,985	2,020,720
Prepaid expenses and other current assets	89,784	112,150
TOTAL CURRENT ASSETS	2,955,339	3,091,649
Property and equipment, net	130,640	135,856
Operating lease assets	228,991	234,091
Deferred income taxes	73,548	68,244
Other assets, non-current	44,203	47,500
TOTAL ASSETS	$3,432,721	$3,577,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,405,673	$1,655,684
Accrued expenses and other current liabilities	92,903	101,472
Operating lease liabilities	47,226	46,149
TOTAL CURRENT LIABILITIES	1,545,802	1,803,305
Operating lease liabilities, non-current	229,489	238,449
Other liabilities, non-current	8,327	8,280
TOTAL LIABILITIES	1,783,618	2,050,034
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 441,791 and 439,206 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively Class B, 95,000 shares authorized; 44,235 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,051,572	915,177
Retained earnings	597,531	612,129
TOTAL STOCKHOLDERS’ EQUITY	1,649,103	1,527,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,432,721	$3,577,340

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$315,323	$219,811
Operating expenses:
Platform operations	63,890	50,500
Sales and marketing	70,688	55,764
Technology and development	71,999	53,918
General and administrative	125,799	51,845
Total operating expenses	332,376	212,027
Income (loss) from operations	(17,053)	7,784
Other expense (income):
Interest expense, net	1,076	45
Foreign currency exchange loss (gain), net	(795)	(353)
Total other expense (income), net	281	(308)
Income (loss) before income taxes	(17,334)	8,092
Benefit from income taxes	(2,736)	(14,550)
Net income (loss)	$(14,598)	$22,642
Earnings (loss) per share:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05
Weighted-average shares outstanding:
Basic	484,190	472,816
Diluted	484,190	497,916

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Class A and B		Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	473,401	$—	$538,778	$474,367	$1,013,145
Exercise of common stock options	1,794	—	12,621	—	12,621
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	110	—	(17,080)	—	(17,080)
Stock-based compensation	—	—	52,985	—	52,985
Net income	—	—	—	22,642	22,642
Balance as of March 31, 2021	475,305	$—	$587,304	$497,009	$1,084,313

Balance as of December 31, 2021	483,441	$—	$915,177	$612,129	$1,527,306
Exercise of common stock options	2,395	—	24,408	—	24,408
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	190	—	(13,428)	—	(13,428)
Stock-based compensation	—	—	125,415	—	125,415
Net loss	—	—	—	(14,598)	(14,598)
Balance as of March 31, 2022	486,026	$—	$1,051,572	$597,531	$1,649,103

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(14,598)	$22,642
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,350	10,011
Stock-based compensation	124,895	52,354
Allowance for credit losses on accounts receivable	725	203
Noncash lease expense	10,515	9,451
Deferred income taxes	(5,304)	—
Other	998	4,905
Changes in operating assets and liabilities:
Accounts receivable	259,483	208,847
Prepaid expenses and other assets	23,743	(16,180)
Accounts payable	(245,937)	(200,578)
Accrued expenses and other liabilities	(8,688)	(5,691)
Operating lease liabilities	(11,990)	(10,894)
Net cash provided by operating activities	146,192	75,070
INVESTING ACTIVITIES:
Purchases of investments	(121,221)	(89,354)
Sales of investments	—	4,539
Maturities of investments	64,133	62,670
Purchases of property and equipment	(8,401)	(13,120)
Capitalized software development costs	(1,614)	(1,062)
Net cash used in investing activities	(67,103)	(36,327)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	24,408	12,621
Taxes paid related to net settlement of restricted stock awards	(13,428)	(17,080)
Net cash provided by (used in) financing activities	10,980	(4,459)
Increase in cash and cash equivalents	90,069	34,284
Cash and cash equivalents—Beginning of period	754,154	437,353
Cash and cash equivalents—End of period	$844,223	$471,637
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$14,030	$15,107
Asset retirement obligation	$—	$625
Operating lease assets obtained in exchange for operating lease liabilities	$4,732	$(937)
Capitalized assets financed by accounts payable	$1,837	$2,421
Stock-based compensation included in capitalized software development costs	$520	$631

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Operations

The Trade Desk, Inc. (the “Company”) is a global technology company that empowers buyers of advertising. Through the Company’s self-service, cloud-based platform, ad buyers can create, manage and optimize more expressive data-driven digital advertising campaigns across ad formats and channels, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices and connected TV (“CTV”). The Company’s platform integrations with major inventory, publisher and data partners provides ad buyers reach and decisioning capabilities, and the Company’s enterprise application programming interfaces (“APIs”) enable its clients to develop on top of the platform.

The Company is a Delaware corporation formed in November 2009 and headquartered in Ventura, California with offices in various cities in North America, Europe, Asia and Australia.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no material changes to the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2021, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

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

As of March 31, 2022, the impact of the Coronavirus (“COVID-19”) pandemic on the Company’s business continues to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Note 3—Earnings Per Share

The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income (loss)	$(14,598)	$22,642
Denominator:
Weighted-average shares outstanding—basic	484,190	472,816
Effect of dilutive securities	—	25,100
Weighted-average shares outstanding—diluted	484,190	497,916
Basic earnings (loss) per share	$(0.03)	$0.05
Diluted earnings (loss) per share	$(0.03)	$0.05
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings (loss) per share	25,609	263

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net

Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of March 31, 2022
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$268,511	$—	$268,511
Level 1:
Money market funds	539,351	—	539,351
Level 2:
Commercial paper	36,361	103,176	139,537
Corporate debt securities	—	86,455	86,455
U.S. government and agency securities	—	70,716	70,716
Total	$844,223	$260,347	$1,104,570

	As of December 31, 2021
	Cash and
	Cash	Short-Term
	Equivalents	Investments	Total
Cash	$272,058	$—	$272,058
Level 1:
Money market funds	431,299	—	431,299
Level 2:
Commercial paper	47,544	70,804	118,348
Corporate debt securities	3,253	85,425	88,678
U.S. government and agency securities	—	48,396	48,396
Total	$754,154	$204,625	$958,779

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three months ended March 31, 2022 and 2021, were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

March 31, 2022
Due in one year	$227,934
Due in one to two years	32,413
Total	$260,347

Note 5—Leases

The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$12,484	$13,095
Short-term lease cost	472	171
Variable lease cost	1,943	1,923
Sublease income	(626)	(650)
Total lease cost	$14,273	$14,539

Note 6—Debt

Credit Facility

On June 15, 2021, the Company and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent, entered into a Loan and Security Agreement (the “Credit Facility”). The Credit Facility replaced the Company’s prior credit facility, which was scheduled to terminate in May 2022. The Credit Facility consists of a $450 million revolving loan facility, with a $20 million sublimit for swingline borrowings and a $15 million sublimit for the issuance of letters of credit. Under certain circumstances, the Company has the right to increase the Credit Facility by an amount not to exceed $300 million. The Credit Facility is collateralized by substantially all of the Company’s assets, including a pledge of certain of its accounts receivable, deposit accounts, intellectual property, investment property and equipment.

Loans under the Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or an adjusted LIBOR rate, plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a rate per annum for any day equal to the greatest of (1) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (2) the NYFRB Rate in effect on such day plus half of 1%, and (3) the adjusted LIBOR rate for a one-month interest period on such day plus 1%. The applicable margin is between 0.25% to 1.25% for Base Rate Borrowings and between 1.25% and 2.25% for LIBOR Rate Borrowings based on the Company maintaining certain leverage ratios. The fee for undrawn amounts under the Credit Facility ranges, based on the applicable leverage, from 0.200% to 0.350%. The Company is also required to pay customary letter of credit fees, as necessary.

On December 17, 2021, the Company amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars.

As of March 31, 2022, the Company did not have an outstanding debt balance under the Credit Facility. Availability under the Credit Facility was $444 million as of March 31, 2022, which is net of outstanding letters of credit of $6 million. The Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.

The Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of March 31, 2022, the Company was in compliance with all covenants.

Note 7—Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Platform operations	$5,950	$5,015
Sales and marketing	16,525	13,684
Technology and development	22,393	16,094
General and administrative	80,027	17,561
Total	$124,895	$52,354

Stock Options

The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	18,984	$15.14
Granted	122	81.37
Exercised	(2,395)	10.19
Expired/forfeited	(247)	39.93
Outstanding as of March 31, 2022	16,464	$15.98
Exercisable as of March 31, 2022	11,803	$9.29

At March 31, 2022, the Company had unrecognized stock-based compensation relating to stock options of approximately $83 million, which is expected to be recognized over a weighted-average period of 1.7 years.

CEO Performance Option

In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. The CEO Performance Option has an exercise price of $68.29 per share. At March 31, 2022, the CEO Performance Option had 2.4 million exercisable options and 19.2 million options outstanding. No options were granted, exercised, forfeited or expired during the three months ended March 31, 2022. No acceleration of unachieved award traches occurred during the three months ended March 31, 2022. Stock-based compensation of $66 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended March 31, 2022. At March 31, 2022, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $596 million which, assuming no acceleration of vesting, is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock

The following summarizes restricted stock activity:

	RSU (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	5,597	$51.54
Granted	884	77.10
Vested	(518)	40.20
Forfeited	(266)	57.35
Unvested as of March 31, 2022	5,697	$56.27

At March 31, 2022, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $296 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan (“ESPP”)

Stock-based compensation expense related to the ESPP totaled $26 million for the three months ended March 31, 2022 and 2021. At March 31, 2022, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $17 million, which is expected to be recognized over a weighted-average period of 0.3 years.

Note 8—Income Taxes

In determining the interim provision for income taxes, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting.” The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. Due to our forecasted level of profitability and significant permanent differences, primarily related to the CEO Performance Option, the Company is unable to utilize the annual effective tax rate method.

For the three months ended March 31, 2022 and 2021, the income tax benefit included benefits associated with stock-based awards of $26 million.

For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to the impact of tax benefits associated with stock-based awards, nondeductible stock-based compensation, state and foreign taxes and research and development tax credits.

There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2022, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

Note 9— Segment and Geographic Information

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

Gross Billings, based on the billing address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended
	March 31,
	2022	2021
U.S.	88%	86%
International	12%	14%
Total	100%	100%

Note 10— Commitments and Contingencies

Guarantees and Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2022.

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

On June 28, 2021, a class action lawsuit was filed against the Company, the members of the Company’s board of directors, and one of the Company’s executive officers (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleges generally that the Defendants breached their fiduciary duties to the Company’s stockholders in connection with the negotiation and approval of the amendments to the Company’s certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020 (the “Amendments”). The plaintiff is seeking a court order rescinding the Amendments, as well as monetary damages. On November 29, 2021, the plaintiff filed a supplement to the complaint, adding factual allegations related to the CEO Performance Option. On February 1, 2022, the Defendants moved to dismiss the complaint. A hearing on Defendants’ motions was held on April 11, 2022. The Company believes that all of the claims asserted in the complaint are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Defendants’ defense of the action will be successful.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

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

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a global technology company that empowers buyers of advertising. Through our self-service, cloud-based platform, ad buyers can create, manage and optimize more expressive data-driven digital advertising campaigns across ad formats, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices and connected TV (“CTV”). Our platform’s integrations with major data, inventory and publisher partners provide ad buyers reach and decisioning capabilities, and our enterprise application programming interfaces enable our clients to develop on top of the platform.

We commercially launched our platform in 2011, targeting the display advertising channel and have continued to add additional advertising channels. The gross spend on our platform comes from multiple channels including mobile, video (which includes CTV), display, audio, native, digital-out-of-home and social channels.

Our clients are primarily the advertising agencies and other service providers for advertisers, with whom we enter into ongoing master services agreements. We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

Executive Summary

Highlights

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in millions, except percentages)
Revenue	$315	$220	$95	43%
Net Income (Loss)	$(15)	$23	$(38)	(165)%

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

We believe the markets outside of the United States, and in particular across Europe, China and India for example, offer opportunities for growth, although such markets may also pose challenges related to compliance with local laws and regulations, restrictions on foreign ownership or investment, uncertainty related to trade relations and a variety of additional risks. We intend to make additional investments in sales and marketing and product development to expand in international markets where we are making significant investments in our platform and growing our team.

We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.

Our business model has allowed us to grow significantly, and we believe that our operating leverage enables us to support future growth profitably.

COVID-19

The worldwide spread of COVID-19, including the emergence of variants, has resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until the COVID-19 pandemic is contained, or economic activity normalizes. With the current uncertainty in economic activity, the impact on our revenue and our results of operations is likely to continue, the size and duration of which we are currently unable to accurately predict. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of COVID-19 and its variants, and its impact on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part II. Other Information for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Results of Operations for the Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

The following tables set forth our consolidated results of operations for the periods presented.

	Three Months Ended March 31,
	2022		2021
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$315,323	100%	$219,811	100%
Operating expenses:
Platform operations	63,890	20	50,500	23
Sales and marketing	70,688	22	55,764	25
Technology and development	71,999	23	53,918	25
General and administrative	125,799	40	51,845	24
Total operating expenses	332,376	105	212,027	96
Income (loss) from operations	(17,053)	(5)	7,784	4
Total other expense (income), net	281	—	(308)	—
Income (loss) before income taxes	(17,334)	(5)	8,092	3
Benefit from income taxes	(2,736)	(1)	(14,550)	(7)
Net income (loss)	$(14,598)	(5)%	$22,642	10%

Note: Percentages may not sum due to rounding.

Revenue

Revenue increased by $96 million, or 43%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to increases in gross spend in the current year on our platform, which was primarily driven by increases in the number of advertising campaigns executed per client.

Platform Operations

Platform operations expense increased by $13 million, or 27% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to increases of $5 million in personnel costs, which includes $1 million in stock-based compensation; $4 million in data related costs; $3 million in facilities costs and allocated overhead; and $1 million in hosting costs. The increase in personnel costs was due to an increase in headcount. The increase in data costs was primarily attributable to investment in new data providers. The increase in facilities costs was primarily driven by new data center locations and leases for additional office space to support our future growth. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our clients.

Sales and Marketing

Sales and marketing expense increased by $15 million, or 27%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to increases of $11 million in personnel costs, which includes $3 million of stock-based compensation; $3 million in advertising and marketing costs; and $1 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount in order to support our sales efforts and continue to develop and maintain relationships with our clients, as well as an increase in incentive compensation. The increase in advertising and marketing costs was primarily due to an increase in marketing campaigns and sponsorships. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.

We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development

Technology and development expense increased by $18 million, or 34%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to increases of $18 million in personnel costs, which includes $6 million of stock-based compensation. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform.

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

General and Administrative

General and administrative expense increased by $74 million, or 143%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to an increase in personnel costs. This increase was primarily driven by a $66 million increase in stock-based compensation related to the CEO Performance Option granted in the fourth quarter of prior year, and a $7 million increase in payroll costs related to hiring to support our growth.

We expect general and administrative expenses to increase primarily due to an increase in stock-based compensation expense associated with the Performance Option and continued investment in corporate infrastructure to support growth.

Total Other Expense, Net

Total other expense, net increased by $1 million, or 191%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to credit loss expense on available-for-sale securities, partially offset by a net increase in foreign exchange gains.

Benefit from Income Taxes

The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2022 and 2021, respectively.

The benefit from income taxes decreased by $12 million, or 81%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily attributable to higher nondeductible stock-based compensation, which is primarily related to the CEO Performance Option.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $844 million, including cash of $85 million held by our international subsidiaries, short-term investments in marketable securities of $260 million, working capital of $1,410 million and $444 million of availability under our Credit Facility (refer to the “Credit Facility” section below). For the three months ended March 31, 2022, we generated $146 million cash flows from operating activities.

We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Credit Facility will be sufficient to meet our working capital requirements for at least the next 12 months. Further, in November 2020, we filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration”), which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A. Risk Factors” within this Quarterly Report on Form 10-Q.

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

There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. In light of the worldwide COVID-19 pandemic we are closely monitoring the effect that current economic conditions may have on our working capital requirements.

Credit Facility

On June 15, 2021, we and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent, entered into a Loan and Security Agreement (the “Credit Facility”). This Credit Facility replaced our prior credit facility, which was scheduled to terminate in May 2022. The Credit Facility consists of a $450 million revolving loan facility, with a $20 million sublimit for swingline borrowings and a $15 million sublimit for the issuance of letters of credit. Under certain circumstances, we have the right to increase the Credit Facility by an amount not to exceed $300 million.

On December 17, 2021, we amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars.

As of March 31, 2022, we did not have an outstanding debt balance under the Credit Facility. Availability under the Credit Facility was $444 million as of March 31, 2022, which is net of outstanding letters of credit of $6 million. The Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of March 31, 2022, we were in compliance with all covenants.

For additional information regarding the Credit Facility, refer to Note 6—Debt.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$146,192	$75,070
Net cash used in investing activities	$(67,103)	$(36,327)
Net cash provided by (used in) financing activities	$10,980	$(4,459)

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

For the three months ended March 31, 2022, cash provided by operating activities of $146 million resulted primarily from net income adjusted for non-cash items of $129 million, and a net increase in our operating assets and liabilities of $17 million. The net increase was primarily due to a $259 million decrease in accounts receivable, a $24 million decrease in prepaid expenses and other assets, partially offset by a $246 million decrease in accounts payable and a $12 million decrease in operating lease liabilities. The decrease in accounts receivable was due to seasonality and the timing of cash receipts from clients. The decrease in prepaid expenses and other assets was primarily due to the receipt of an income tax refund. The decrease in accounts payable was due to seasonality and the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The decrease in operating lease liabilities was due primarily to rent payments.

For the three months ended March 31, 2021, cash provided by operating activities of $75 million resulted primarily from net income adjusted for non-cash items of $100 million and a net decrease in our operating assets and liabilities of $25 million. The net decrease was primarily due to a $209 million decrease in accounts receivable, partially offset by a $201 million decrease in accounts payable and a $16 million increase in prepaid expenses and other assets. The decrease in accounts receivable was due to seasonality and the timing of cash receipts from clients. The decrease in accounts payable was due to seasonality and the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The increase in prepaid expenses and other assets was attributable to an increase in the income tax receivable primarily related to the tax benefits associated with employee exercises of stock options and vesting of restricted stock units.

Investing Activities

Our primary investing activities consist of investing in short-term marketable securities, purchases of property and equipment for the expansion of our new facilities in support of our expanding headcount as a result of our growth, and capital expenditures to develop our software in support of enhancing our technology platform. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the three months ended March 31, 2022, we used $67 million of cash in investing activities, consisting of $57 million of net purchases of short-term investments, $8 million to purchase property and equipment and $2 million of investments in capitalized software.

For the three months ended March 31, 2021, we used $36 million of cash in investing activities, consisting of $22 million of net purchases of short-term investments, $13 million to purchase property and equipment and $1 million of investments in capitalized software.

Financing Activities

For the three months ended March 31, 2022, cash provided by financing activities of $11 million was primarily due to $24 million proceeds from stock option exercises, partially offset by $13 million of taxes paid for restricted stock award settlements.

For the three months ended March 31, 2021, cash used by financing activities of $4 million was primarily due to $17 million of taxes paid for restricted stock award settlements, partially offset by $13 million proceeds from stock option exercises.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2022 other than the indemnification agreements described below.

Contractual Obligations

Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our non-cancelable contractual obligations at March 31, 2022 (in thousands):

	Payments Due by Period
	Less than One Year	One Year or More	Total
Operating lease commitments	$43,867	$282,178	$326,045
Other contractual commitments	164,773	470,017	634,790
Total	$208,640	$752,195	$960,835

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2022.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Credit Facility, which accrues interest at a variable rate. No amount was owed under our Credit Facility as of March 31, 2022. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of March 31, 2022, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $3 million annually.

Foreign Currency Exchange Risk

We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, Australian Dollar, British Pound, Canadian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of March 31, 2022, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $21 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2021, a class action lawsuit was filed against us, the members of our board of directors and one of our executive officers (collectively, the “Defendants”), in the Court of Chancery of the State of Delaware. The complaint alleges generally that the Defendants breached their fiduciary duties to our stockholders in connection with the negotiation and approval of the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020. The plaintiff seeks a court order rescinding the amendments approved at the Special Meeting of Stockholders held on December 22, 2020, as well as monetary damages. On November 29, 2021, the plaintiff filed a supplement to the complaint, adding factual allegations related to the CEO Performance Option.  On February 1, 2022, the Defendants moved to dismiss the complaint. A hearing on Defendants’ motions was held on April 11, 2022. We believe that all of the claims asserted in the complaint are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Defendants’ defense of the action will be successful.

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

In most cases, we enter into separate contracts and billing relationships with the individual agencies and account for them as separate clients. However, some holding companies for these agencies may choose to exert control over the individual agencies in the future. If so, any loss of relationships with such holding companies and consequently, of their agencies, local branches or divisions, as clients could significantly harm our business, financial condition and results of operations.

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

Each advertising channel presents distinct and substantial risk and, in many cases, requires us to continue to develop additional functionality or features to address the particular requirements of the channel. Our ability to provide capabilities across multiple advertising channels, which we refer to as omnichannel, may be constrained if we are not be able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. If we fail to maintain a diversified channel mix, a decrease in the demand for any channel or channels that we become primarily dependent upon could harm our business, financial condition and results of operations. We may not be able to accurately predict changes in overall advertiser demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. Furthermore, if our channel mix changes due to a shift in client demand, such as clients shifting their spending more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or inventory, then demand for our platform could decrease, and our business, financial condition and results of operations could be adversely affected.

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

In addition, three other states recently enacted comprehensive consumer privacy laws, and more states are expected to follow. Like the CPRA, the Virginia Consumer Data Protection Act will go into effect on January 1, 2023, while the Colorado Privacy Act takes effect on July 1, 2023, and the Utah Consumer Privacy Act takes effect on December 21, 2023. All these laws protect a broadly-defined concept of “personal data” and each grants individuals a range of privacy rights relating to such data, including the right to opt out of targeted advertising and certain profiling activities. These state laws will create additional compliance costs for us and our industry partners, though efforts taken toward compliance with other privacy laws will likely assist in compliance. Although we have attempted to mitigate certain risks posed by these laws through contractual and platform changes, we cannot predict with certainty the effect of these laws and their implementing regulations on our business.

Laws governing the processing of personal data in Europe (including the U.K., European Union and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation (“GDPR”), which applies to us, came into effect on May 25, 2018. Like the laws passed in California and other states, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism is under attack by the Belgian Data Protection Authority and others and we cannot predict its effectiveness over the long term. In February 2022, the Belgium Data Protection Authority issued an order against IAB Europe that imposes specific remedies on IAB Europe and its operation of TCF.  Further, other European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, we have to comply with both the GDPR and the United Kingdom Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR and the United Kingdom Data Protection Act 2018, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the United States, like many U.S. and European companies, we have relied upon, and were certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice (“Schrems II”) as an adequate mechanism by which EU companies may pass personal data to the United States, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the United States is in question. In June 2021, the European Commission published revised standard contractual clauses, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. Even with the additional clarity provided by these much-anticipated developments, the validity of the standard contractual clauses as a transfer mechanism remains uncertain. The concerns raised by the court in Schrems II relating to the perceived risks of transferring personal data to the United States, and the ability of the standard contractual clauses or a new transfer mechanism to address those risks, persist. If all or some jurisdictions within the EU or the United Kingdom determine that the new standard contractual clauses also cannot be used to transfer personal data to the United States and if no replacement to the Privacy Shield is ultimately adopted, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If left with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.

Regulatory investigations and enforcement actions could also impact us. In the United States, the Federal Trade Commission (“FTC”) uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages and related possible investigation or other regulatory activity.

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

Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with the opt-out of sale provisions of the CCPA or a potential federal privacy law, or with opt-out of behavioral advertising provisions under other state laws, then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.

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

Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple has shifted to require user opt-in before permitting access to Apple’s unique identifier, or IDFA, and Google has announced that it will deprecate the mobile advertising identifier used on Android devices entirely. These changes have had, and will likely continue to have, a substantial impact on the mobile advertising ecosystem and could adversely impact our growth in this channel.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent and bringing enforcement actions against major platforms, including Amazon, Facebook and Google, concerning their cookie consent mechanisms. These developments may result in decreased reliance on implied consent mechanisms that have been used to meet requirements of the ePrivacy Directive in some markets. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, and the final regulations address browser-based or similar “do not sell” signals. California’s CPRA and the Colorado Privacy Act similarly contemplate the use of technical opt outs for the sale and sharing of personal information for advertising purposes as well as to opt out of the use of sensitive information for advertising purposes and allows for rulemaking to develop these technical signals. To the extent a “Do Not Track,” “Do Not Sell,” “Global Privacy Control,” or similar control is adopted by many Internet users or if such a standard is imposed by other states or by federal or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition and results of operations could be adversely affected.

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

We have personnel in countries within North America, Central America, Europe, Asia and Australia, and we are continuing to expand our international operations. Some of the countries into which we are, or potentially may, expand score unfavorably on the Corruption Perceptions Index (“CPI”) of the Transparency International. Our teams in locations outside the United States are substantially smaller than some of our teams in the United States. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, or we are unable to secure quality non-U.S. ad inventory and data on reasonable terms due to our limited inventory and data team capacity, we may be unable to effectively grow in international markets.

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

•

geopolitical and social factors, such as concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate, global and regional recessions, armed conflicts and wars, political instability and trade disputes;

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

The market price of our stock and of equity securities of technology companies has historically experienced high levels of volatility. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A common stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	actual or anticipated changes in the expectations of investors or securities analysts;
•	litigation involving us, our industry, or both;
•	regulatory developments in the United States, foreign countries, or both;
•	general economic conditions and trends;
•	terrorist attacks, political upheaval, natural disasters, war, public health crises, or other major catastrophic events;
•	sales of large blocks of our common stock;
•	departures of key employees; or
•	an adverse impact on us from any of the other risks cited herein.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock in the aggregate. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of March 31, 2022, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 50% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or control matters requiring approval by our stockholders, including the election of the directors, excluding the director we plan to designate as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to Legal Proceedings.

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

THE TRADE DESK, INC. (Registrant)

Dated: May 10, 2022	/s/ Blake J. Grayson
Blake J. Grayson
Chief Financial Officer (Principal Financial and Accounting Officer)