Form 10-Q
period 2022-06-30
Trade Desk, Inc.
filed 2022-08-09
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-37879
______________________________
THE TRADE DESK, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	27-1887399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
42 N. Chestnut Street
Ventura, California 93001
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (805) 585-3434
______________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, the registrant had 444,020,646 shares of Class A common stock and 44,234,950 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$932,683	$754,154
Short-term investments, net	280,459	204,625
Accounts receivable, net of allowance for credit losses of $9,373 and $7,374 as of June 30, 2022 and December 31, 2021, respectively	1,902,504	2,020,720
Prepaid expenses and other current assets	80,531	112,150
TOTAL CURRENT ASSETS	3,196,177	3,091,649
Property and equipment, net	139,214	135,856
Operating lease assets	225,380	234,091
Deferred income taxes	66,689	68,244
Other assets, non-current	45,286	47,500
TOTAL ASSETS	$3,672,746	$3,577,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,537,448	$1,655,684
Accrued expenses and other current liabilities	79,339	101,472
Operating lease liabilities	48,287	46,149
TOTAL CURRENT LIABILITIES	1,665,074	1,803,305
Operating lease liabilities, non-current	219,341	238,449
Other liabilities, non-current	8,500	8,280
TOTAL LIABILITIES	1,892,915	2,050,034
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 444,055 and 439,206 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively Class B, 95,000 shares authorized; 44,235 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,201,373	915,177
Retained earnings	578,458	612,129
TOTAL STOCKHOLDERS’ EQUITY	1,779,831	1,527,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,672,746	$3,577,340
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$376,962	$279,967	$692,285	$499,778
Operating expenses:
Platform operations	67,490	50,809	131,380	101,309
Sales and marketing	89,420	61,755	160,108	117,519
Technology and development	83,483	53,536	155,482	107,454
General and administrative	134,826	51,919	260,625	103,764
Total operating expenses	375,219	218,019	707,595	430,046
Income (loss) from operations	1,743	61,948	(15,310)	69,732
Other expense (income):
Interest expense (income), net	(656)	194	420	239
Foreign currency exchange loss (gain), net	317	204	(478)	(149)
Total other expense (income), net	(339)	398	(58)	90
Income (loss) before income taxes	2,082	61,550	(15,252)	69,642
Provision for (benefit from) income taxes	21,155	13,853	18,419	(697)
Net income (loss)	$(19,073)	$47,697	$(33,671)	$70,339
Earnings (loss) per share:
Basic	$(0.04)	$0.10	$(0.07)	$0.15
Diluted	$(0.04)	$0.10	$(0.07)	$0.14
Weighted-average shares outstanding:
Basic	486,310	475,512	485,256	474,172
Diluted	486,310	496,987	485,256	497,449
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	473,401	$—	$538,778	$474,367	$1,013,145
Exercise of common stock options	1,794	—	12,621	—	12,621
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	110	—	(17,080)	—	(17,080)
Stock-based compensation	—	—	52,985	—	52,985
Net income	—	—	—	22,642	22,642
Balance as of March 31, 2021	475,305	—	$587,304	$497,009	$1,084,313
Exercise of common stock options	1,401	—	13,718	—	13,718
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	409	—	(12,155)	—	(12,155)
Issuance of common stock under employee stock purchase plan	1,334	—	22,758	—	22,758
Stock-based compensation	—	—	46,015	—	46,015
Net income	—	—	—	47,697	47,697
Balance as of June 30, 2021	478,449	$—	$657,640	$544,706	$1,202,346

Balance as of December 31, 2021	483,441	$—	$915,177	$612,129	$1,527,306
Exercise of common stock options	2,395	—	24,408	—	24,408
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	190	—	(13,428)	—	(13,428)
Stock-based compensation	—	—	125,415	—	125,415
Net loss	—	—	—	(14,598)	(14,598)
Balance as of March 31, 2022	486,026	—	1,051,572	597,531	1,649,103
Exercise of common stock options	657	—	7,387	—	7,387
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	661	—	(9,768)	—	(9,768)
Issuance of common stock under employee stock purchase plan	946	—	25,547	—	25,547
Stock-based compensation	—	—	126,635	—	126,635
Net loss	—	—	—	(19,073)	(19,073)
Balance as of June 30, 2022	488,290	$—	$1,201,373	$578,458	$1,779,831
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(33,671)	$70,339
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,624	21,017
Stock-based compensation	250,108	97,551
Allowance for credit losses on accounts receivable	2,078	239
Noncash lease expense	21,343	19,553
Deferred income taxes	1,555	5,044
Other	6,630	9,065
Changes in operating assets and liabilities:
Accounts receivable	112,345	49,802
Prepaid expenses and other current and non-current assets	29,018	(6,812)
Accounts payable	(129,853)	(133,510)
Accrued expenses and other current and non-current liabilities	(22,190)	(22,852)
Operating lease liabilities	(24,029)	(23,995)
Net cash provided by operating activities	237,958	85,441
INVESTING ACTIVITIES:
Purchases of investments	(233,877)	(164,031)
Sales of investments	1,977	4,539
Maturities of investments	154,092	116,769
Purchases of property and equipment	(12,541)	(18,499)
Capitalized software development costs	(3,226)	(2,675)
Net cash used in investing activities	(93,575)	(63,897)
FINANCING ACTIVITIES:
Payment of debt financing costs	—	(1,852)
Proceeds from exercise of stock options	31,795	26,339
Proceeds from employee stock purchase plan	25,547	22,758
Taxes paid related to net settlement of restricted stock awards	(23,196)	(29,235)
Net cash provided by financing activities	34,146	18,010
Increase in cash and cash equivalents	178,529	39,554
Cash and cash equivalents—Beginning of period	754,154	437,353
Cash and cash equivalents—End of period	$932,683	$476,907
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$28,230	$27,175
Operating lease assets obtained in exchange for operating lease liabilities	$11,989	$16,108
Capitalized assets financed by accounts payable	$17,852	$16,611
Tenant improvements paid by lessor	$425	$—
Asset retirement obligation	$173	$592
Stock-based compensation included in capitalized software development costs	$1,942	$1,449
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Nature of Operations
The Trade Desk, Inc. (the “Company”) is a global technology company that empowers buyers of advertising. Through the Company's self-service, cloud-based platform, ad buyers can create, manage and optimize more expressive data-driven digital advertising campaigns across ad formats and channels, including display, video, audio, native and social, on a multitude of devices, such as computers, mobile devices and connected TV (“CTV”). The Company’s platform integrations with major inventory, publisher and data partners provides ad buyers reach and decisioning capabilities, and the Company’s enterprise application programming interfaces (“APIs”) enable its clients to develop on top of the platform.
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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
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
As of June 30, 2022, the impacts of the coronavirus (“COVID-19”) pandemic, as well as global economic and geopolitical developments, on the Company’s business continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Note 3—Earnings Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(19,073)	$47,697	$(33,671)	$70,339
Denominator:
Weighted-average shares outstanding—basic	486,310	475,512	485,256	474,172
Effect of dilutive securities	—	21,475	—	23,277
Weighted-average shares outstanding—diluted	486,310	496,987	485,256	497,449
Basic earnings (loss) per share	$(0.04)	$0.10	$(0.07)	$0.15
Diluted earnings (loss) per share	$(0.04)	$0.10	$(0.07)	$0.14
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings (loss) per share	28,138	2,958	28,138	2,958
Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of June 30, 2022
	Cash and Cash Equivalents	Short-Term Investments	Total
Cash	$200,688	$—	$200,688
Level 1:
Money market funds	670,597	—	670,597
Level 2:
Commercial paper	51,698	112,629	164,327
Corporate debt securities	3,003	101,564	104,567
U.S. government and agency securities	6,697	66,266	72,963
Total	$932,683	$280,459	$1,213,142

	As of December 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Total
Cash	$272,058	$—	$272,058
Level 1:
Money market funds	431,299	—	431,299
Level 2:
Commercial paper	47,544	70,804	118,348
Corporate debt securities	3,253	85,425	88,678
U.S. government and agency securities	—	48,396	48,396
Total	$754,154	$204,625	$958,779

The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three and six months ended June 30, 2022 and 2021, were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

June 30, 2022
Due in one year	$254,207
Due in one to two years	26,252
Total	$280,459
Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$12,792	$12,791	$25,276	$25,886
Short-term lease cost	479	192	951	363
Variable lease cost	2,471	1,034	4,414	2,957
Sublease income	(621)	(713)	(1,247)	(1,363)
Total lease cost	$15,121	$13,304	$29,394	$27,843
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
As of June 30, 2022, the Company did not have an outstanding debt balance under the Credit Facility. Availability under the Credit Facility was $444 million as of June 30, 2022, which is net of outstanding letters of credit of $6 million. The Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Credit Facility contains customary conditions to borrowings, events of default, and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates, and make payments in respect of subordinated debt. The Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of June 30, 2022, the Company was in compliance with all covenants.
Note 7—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform operations	$4,787	$4,091	$10,737	$9,106
Sales and marketing	17,332	14,579	33,857	28,263
Technology and development	22,224	13,974	44,617	30,068
General and administrative	80,870	12,553	160,897	30,114
Total	$125,213	$45,197	$250,108	$97,551
Stock Options
The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	18,984	$15.14
Granted	1,458	61.20
Exercised	(3,052)	10.42
Expired/Forfeited	(354)	40.75
Outstanding as of June 30, 2022	17,036	$19.39
Exercisable as of June 30, 2022	12,292	$10.22
At June 30, 2022, the Company had unrecognized stock-based compensation relating to stock options of approximately $117 million, which is expected to be recognized over a weighted-average period of 2.3 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. The CEO Performance Option has an exercise price of $68.29 per share. At June 30, 2022, the CEO Performance Option had 2.4 million exercisable options and 19.2 million options outstanding. No options were granted, exercised, forfeited or expired during the three and six months ended June 30, 2022. No acceleration of unachieved award tranches occurred during the three and six months ended June 30, 2022. Stock-based compensation of $66 million and $131 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three and six months ended June 30, 2022, respectively. At June 30, 2022, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $530 million that, assuming no acceleration of vesting, is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock
The following summarizes restricted stock activity:

	RSU (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	5,597	$51.54
Granted	4,478	61.43
Vested	(1,125)	39.74
Forfeited	(482)	56.91
Unvested as of June 30, 2022	8,468	$58.04
At June 30, 2022, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $459 million, which is expected to be recognized over a weighted-average period of 3.1 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense related to the ESPP totaled $16 million for the three months ended June 30, 2022 and 2021. Stock-based compensation expense related to the ESPP totaled $42 million for the six months ended June 30, 2022 and 2021. At June 30, 2022, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $12 million, which is expected to be recognized over a weighted-average period of 1.0 year.
Note 8—Income Taxes
In determining the interim provision for income taxes, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting.” The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. Due to our forecasted level of profitability and significant permanent differences primarily related to the CEO Performance Option, the Company is unable to utilize the annual effective tax rate method.
For the three months ended June 30, 2022 and 2021, the provision for income taxes included benefits associated with stock-based awards of $5 million and $10 million, respectively. For the six months ended June 30, 2022 and 2021, the provision for (benefit from) income taxes included benefits associated with stock-based awards of $31 million and $36 million, respectively.
For the six months ended June 30, 2022 and 2021, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation, the impact of tax benefits associated with stock-based awards, state and foreign taxes and research and development tax credits.
There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2022, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
Note 9—Segment and Geographic Information
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

Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S.	89%	86%	88%	86%
International	11%	14%	12%	14%
Total	100%	100%	100%	100%
Note 10— Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company's balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2022.
Litigation
From time to time, the Company is subject to various legal proceedings, litigation and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings, litigation and claims cannot be predicted with certainty, management does not believe that any of these proceedings or other claims will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

On June 28, 2021, a class action lawsuit captioned City Pension Fund for Firefighters and Police Officers in the City of Miami Beach v. The Trade Desk, Inc., et al., No. 2021-0560 was filed against the Company, the members of the Company’s board of directors and one of the Company’s executive officers (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleged generally that the Defendants breached their fiduciary duties to the Company’s stockholders in connection with the negotiation and approval of the amendments to the Company’s certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020 (the “Amendments”). On February 1, 2022, the Defendants moved to dismiss the complaint, and on July 29, 2022, the court dismissed the complaint in its entirety with prejudice. The plaintiff has the right to appeal the decision.
On May 27, 2022, a stockholder of the Company filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560 was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. The Company expects these lawsuits eventually will be consolidated. The two complaints allege generally that the Defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. The Defendants intend to move to dismiss each of these complaints.

Litigation is inherently uncertain and there can be no assurance regarding the likelihood that the motions to dismiss or defense of the various actions will be successful.
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

Executive Summary
Highlights

	Three Months Ended June 30,				Six Months Ended June 30,
	Dollars		Change		Dollars		Change
	2022	2021	$	%	2022	2021	$	%

Revenue	$376,962	$279,967	$96,995	35%	$692,285	$499,778	$192,507	39%
Net income (loss)	$(19,073)	$47,697	$(66,770)	(140)%	$(33,671)	$70,339	$(104,010)	(148)%
__________________
Note: Amounts in thousands, except percentages.
Trends, Opportunities and Challenges
The growing digitization of media and fragmentation of audiences has increased the complexity of advertising and thereby increased the need for automation in ad buying, which we provide on our platform. In order to grow, we will need to continue to develop our platform’s programmatic capabilities and advertising inventory. We believe that key opportunities include our ongoing global expansion, continuing development of our CTV, video, audio and native ad inventory, and continuing development of the data usage, measurement and targeting capabilities provided by our platform.
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
COVID-19
The worldwide spread of COVID-19, including the emergence of variants and subvariants, as well as global economic and geopolitical developments have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until the COVID-19 pandemic is contained, or economic activity normalizes. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macro-economic factors on our operational and financial performance will depend on a variety of factors, including the duration and spread of COVID-19 and its variants and the duration and extent of geopolitical and global economic disruption and their respective impacts on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part II. Other Information for further discussion of the adverse impacts of the COVID-19 pandemic on our business.
Results of Operations for the Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021
The following tables set forth our consolidated results of operations for the periods presented.

	Three Months Ended June 30,
	2022		2021
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$376,962	100%	$279,967	100%
Operating expenses:
Platform operations	67,490	18%	50,809	18%
Sales and marketing	89,420	24%	61,755	22%
Technology and development	83,483	22%	53,536	19%
General and administrative	134,826	36%	51,919	19%
Total operating expenses	375,219	100%	218,019	78%
Income from operations	1,743	—%	61,948	22%
Total other expense (income), net	(339)	—%	398	—%
Income before income taxes	2,082	1%	61,550	22%
Provision for income taxes	21,155	6%	13,853	5%
Net income (loss)	$(19,073)	(5)%	$47,697	17%

	Six Months Ended June 30,
	2022		2021
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$692,285	100%	$499,778	100%
Operating expenses:
Platform operations	131,380	19%	101,309	20%
Sales and marketing	160,108	23%	117,519	24%
Technology and development	155,482	22%	107,454	22%
General and administrative	260,625	38%	103,764	21%
Total operating expenses	707,595	102%	430,046	86%
Income (loss) from operations	(15,310)	(2)%	69,732	14%
Total other expense (income), net	(58)	—%	90	—%
Income (loss) before income taxes	(15,252)	(2)%	69,642	14%
Provision for (benefit from) income taxes	18,419	3%	(697)	—%
Net income (loss)	$(33,671)	(5)%	$70,339	14%
_______________
Note: Percentages may not sum due to rounding.

Revenue
Revenue increased by $97 million, or 35%, and $193 million, or 39%, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, respectively. The increase was primarily due to increases in gross spend in the current year on our platform, which was primarily driven by increases in the number of advertising campaigns executed per client.
Platform Operations
Platform operations expense increased by $17 million, or 33%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily due to increases of $7 million in personnel costs, which included $1 million in stock-based compensation; $4 million in data-related costs; $3 million in facilities costs and allocated overhead; and $2 million in hosting costs. The increase in personnel costs was due to an increase in headcount, as well as employee engagement costs, including in-person events that did not occur in the prior year. The increase in data-related costs was primarily attributable to investments in new data providers. The increase in facilities costs was primarily driven by new data centers and leases for additional office space to support our future growth. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients.
Platform operations expense increased by $30 million, or 30%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to increases of $11 million in personnel costs, which included $2 million in stock-based compensation; $8 million in data-related costs; $5 million in facilities costs and allocated overhead; and $4 million in hosting costs. The increase in personnel costs was primarily due to an increase in headcount. The increase in data-related costs was primarily attributable to investments in new data providers. The increase in facilities costs was primarily driven by new data centers and leases for additional office space to support our future growth. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our clients.
Sales and Marketing
Sales and marketing expense increased by $28 million, or 45%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily due to increases of $18 million in personnel costs, which included $3 million of stock-based compensation; $7 million in advertising and marketing costs; and $2 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount in order to support our sales efforts and to continue to develop and maintain relationships with our clients, as well as employee engagement costs, including in-person events that did not occur in the prior year. The increase in advertising and marketing costs was primarily due to an increase in marketing campaigns, events and sponsorships. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.
Sales and marketing expense increased by $43 million, or 36%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to increases of $30 million in personnel costs, which included $6 million of stock-based compensation; $10 million in advertising and marketing costs; and $3 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount in order to support our sales efforts and continue to develop and maintain relationships with our clients, as well as an increase in incentive compensation. The increase in advertising and marketing costs was primarily due to an increase in marketing campaigns, events and sponsorships. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development
Technology and development expense increased by $30 million, or 56%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily due to increases of $28 million in personnel costs, which included $8 million of stock-based compensation. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform, as well as employee engagement costs, including in-person events that did not occur in the prior year.
Technology and development expense increased by $48 million, or 45%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to increases of $46 million in personnel costs, which included $15 million of stock-based compensation. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform.
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
General and Administrative
General and administrative expense increased by $83 million, or 160%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to a $66 million increase in stock-based compensation related to the CEO Performance Option granted in the fourth quarter of the prior year, and a $10 million increase in payroll costs related to hiring to support our growth.
General and administrative expense increased by $157 million, or 151%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to a $131 million increase in stock-based compensation related to the CEO Performance Option granted in the fourth quarter of the prior year, and an $18 million increase in payroll costs related to hiring to support our growth.
We expect general and administrative expenses to increase primarily due to an increase in stock-based compensation expense associated with the Performance Option and continued investment in corporate infrastructure to support growth.
Total Other Expense (Income), Net
Total other expense (income), net increased by $1 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily due to higher interest income on our short-term investments, partially offset by credit loss expense on available-for-sale securities.
Total other expense (income), net increased by $0.1 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to higher interest income on our short-term investments, partially offset by credit loss expense on available-for-sale securities.
Provision for (benefit from) Income Taxes
The U.S. federal statutory tax rate was 21% for the three and six months ended June 30, 2022 and 2021, respectively.
The provision for income taxes increased by $7 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase was primarily attributable to higher nondeductible stock-based compensation, which is primarily related to the CEO Performance Option, and lower tax benefits associated with employee stock-based awards.
The provision for income taxes increased by $19 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily attributable to higher nondeductible stock-based compensation, which is primarily related to the CEO Performance Option, and lower tax benefits associated with employee stock-based awards.
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $933 million, including cash of $33 million held by our international subsidiaries, short-term investments in marketable securities of $280 million, working capital of $1,531 million and $444 million of availability under our Credit Facility (refer to the “Credit Facility” section below). For the six months ended June 30, 2022, we generated $238 million in cash flows from operating activities.
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
There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We are closely monitoring the effect that current macro-economic factors may have on our working capital requirements.
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
As of June 30, 2022, we did not have an outstanding debt balance under the Credit Facility. Availability under the Credit Facility was $444 million as of June 30, 2022, which is net of outstanding letters of credit of $6 million. The Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of June 30, 2022, we were in compliance with all covenants.
For additional information regarding the Credit Facility, refer to Note 6—Debt.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$237,958	$85,441
Net cash used in investing activities	$(93,575)	$(63,897)
Net cash provided by financing activities	$34,146	$18,010
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
For the six months ended June 30, 2022, cash provided by operating activities of $238 million resulted primarily from net income adjusted for non-cash items of $273 million, and a net decrease in our operating assets and liabilities of $35 million. The net decrease in working capital was primarily due to a $130 million decrease in accounts payable, a $24 million decrease in operating lease liabilities and a $22 million decrease in accrued expenses and other liabilities, partially offset by a $112 million decrease in accounts receivable and a $29 million decrease in prepaid expenses and other assets. The decrease in accounts payable was due to seasonality and the timing of payments to suppliers. The decrease in operating lease liabilities was due primarily to rent payments. The decrease in accrued expenses and other liabilities was due primarily to payments of taxes associated with stock-based awards, bonus payments and reduction of the liability related to the ESPP due to the purchase of shares in accordance with the plan. The decrease in accounts receivable was due to seasonality and the timing of cash receipts from clients. The decrease in prepaid expenses and other assets was primarily due to a decrease in the income tax receivable including the receipt of an income tax refund, partially offset by current year estimated income tax payments.
For the six months ended June 30, 2021, cash provided by operating activities of $85 million resulted primarily from net income adjusted for non-cash items of $223 million and a net decrease in our operating assets and liabilities of $137 million. The net decrease in working capital was primarily due to a $134 million decrease in accounts payable, partially offset by a $50 million decrease in accounts receivable. The decrease in accounts payable was due to the timing and seasonality of payments to suppliers. The decrease in accounts receivable was due to seasonality and the timing of cash receipts from clients.
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
For the six months ended June 30, 2022, we used $94 million of cash in investing activities, consisting of $78 million of net purchases of short-term investments, $13 million to purchase property and equipment and $3 million of investments in capitalized software.
For the six months ended June 30, 2021, we used $64 million of cash in investing activities, consisting of $43 million of net purchases of short-term investments, $18 million to purchase property and equipment and $3 million of investments in capitalized software.

Financing Activities
For the six months ended June 30, 2022, cash provided by financing activities of $34 million was primarily due to $32 million proceeds from stock option exercises and $26 million proceeds from our employee stock purchase plan, partially offset by $23 million of taxes paid for restricted stock award settlements.
For the six months ended June 30, 2021, cash provided by financing activities of $18 million was primarily due to $26 million proceeds from stock option exercises and $23 million proceeds from our employee stock purchase plan, partially offset by $29 million of taxes paid for restricted stock award settlements.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2022 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations at June 30, 2022 (in thousands):

	Payments Due by Period
	Less than One Year	One Year or More	Total
Operating lease commitments	$28,747	$281,355	$310,102
Other contractual commitments	125,990	471,674	597,664
Total	$154,737	$753,029	$907,766
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2022.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Credit Facility, which accrues interest at a variable rate. No amount was owed on our Credit Facility as of June 30, 2022. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of June 30, 2022, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $3 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, Australian Dollar, British Pound, Canadian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of June 30, 2022, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $21 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to various legal proceedings, litigation and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings, litigation and claims cannot be predicted with certainty, management does not believe that any of these proceedings or other claims will have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On June 28, 2021, a class action lawsuit captioned City Pension Fund for Firefighters and Police Officers in the City of Miami Beach v. The Trade Desk, Inc., et al., No. 2021-0560 was filed against us, the members of our board of directors and one of our executive officers (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The complaint alleged generally that the Defendants breached their fiduciary duties to our stockholders in connection with the negotiation and approval of the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020 (the “Amendments”). On February 1, 2022, the Defendants moved to dismiss the complaint, and on July 29, 2022, the court dismissed the complaint in its entirety with prejudice. The plaintiff has the right to appeal the decision.

On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560 was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. We expect these lawsuits eventually will be consolidated. The two complaints allege generally that the Defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. The Defendants intend to move to dismiss each of these complaints.

Litigation is inherently uncertain and there can be no assurance regarding the likelihood that the motions to dismiss or defense of the various actions will be successful.

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
Our industry is subject to rapid and frequent changes in technology, evolving client needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding offerings and technology to meet client demand and evolving industry standards. We may make bad decisions regarding these investments. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, as we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning and new processing of personal information, they may raise new, or heighten existing, technological, legal and other challenges, may cause unintended consequences, and may not function properly or may be misused by our clients. If we fail to adapt to our rapidly changing industry or to evolving client needs, or we provide new products and services that exacerbate technological, legal or other challenges, demand for our platform could decrease and our business, financial condition and results of operations may be adversely affected.
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
Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical results of operations may not be necessarily indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include the following:
•changes in demand for programmatic advertising and for our platform, including related to the seasonal nature of our clients’ spending on digital advertising campaigns;
•changes to availability of and pricing of competitive products and services, and their effects on our pricing;
•changes in the pricing or availability of data and other third-party services, including pricing structure changes and the alignment of our pricing model with our data partners;
•changes in our client base and platform offerings;
•the addition or loss of advertising agencies and advertisers as clients;
•changes in advertising budget allocations, agency affiliations or marketing strategies;
•changes to our product, media, client or channel mix;
•changes and uncertainty in the regulatory environment for us, advertisers or others in the advertising industry, and the effects of our efforts and those of our clients and partners to address changes and uncertainty in the regulatory environment;
•changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ budgets or spending priorities, or could increase the time or costs required to complete advertising inventory sales;
•changes in the pricing and availability of advertising inventory, including through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;
•disruptions or outages on our platform;
•factors beyond our control, such as natural disasters, terrorism, war and public health crises;
•the introduction of new technologies or offerings by our competitors or others in the advertising marketplace;
•changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;

•timing differences between our payments for advertising inventory and our collection of related advertising revenue;
•the length and unpredictability of our sales cycle;
•costs related to acquisitions of businesses or technologies and development of new products;
•cost of employee recruiting and retention; and
•changes to the cost of infrastructure, including real estate and information technology.
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
We have expended significant resources to grow our business in recent years by increasing the offerings of our platform, growing our number of employees and expanding internationally. Despite the initial decline in revenue in response to the COVID-19 pandemic, we anticipate continued growth that could require substantial financial and other resources to, among other things:
•develop our platform, including by investing in our engineering team, creating, acquiring or licensing new products or features, and improving the availability and security of our platform;
•continue to expand internationally by growing our sales force and client services team in an effort to increase our client base and spend through our platform, and by adding inventory and data from countries our clients are seeking;
•improve our technology infrastructure, including investing in internal technology development and acquiring outside technologies;
•expand our platform’s reach in new and growing channels such as CTV, including expanding the supply of CTV inventory;
•cover general and administrative expenses, including legal, accounting and other expenses necessary to support a larger organization;
•cover sales and marketing expenses, including a significant expansion of our direct sales organization;

•cover expenses relating to data collection and use and consumer privacy compliance, including additional infrastructure, product features, security, automation and personnel; and
•explore strategic acquisitions.
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
Information relating to individuals and their devices (sometimes called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of such data. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile application identifiers), which are or may be considered personal data or personal information in some jurisdictions or otherwise may be the subject of regulation. In connection with new products and services, we may also collect information that directly identifies individuals, such as email addresses and phone numbers, both directly from consumers and via our clients though we deploy technical and contractual measures to limit how such identifying information can be used and shared.
The global regulatory landscape regarding the protection of personal information is evolving, and U.S. (state and federal) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the United States, a federal privacy law is the subject of active discussion and a bipartisan bill was introduced recently.
The State of California adopted two laws broadly regulating businesses’ processing of personal information, the California Consumer Privacy Act of 2018 (“CCPA”), and the California Privacy Rights Act (“CPRA”). The CCPA, which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data. The CCPA establishes a privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California (including rights to request deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information (interpreted by many observers to include common advertising technology practices), and creating a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.

The CPRA, which takes effect in January 2023, expands upon the CCPA and imposes additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt-out for behavioral advertising. Recently, the State of California began the formal rulemaking process and introduced an initial set of draft regulations for implementing the CPRA. The proposed regulations update existing CCPA regulations to harmonize them with CPRA, include requirements for operationalizing new rights and concepts introduced by the CPRA, and expand upon other provisions of the law. Although the rulemaking process is still underway, the CPRA regulations may ultimately increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Thus, we expect that continuing to maintain compliance with California’s legal requirements, including monitoring and adjusting to new regulations and interpretations that affect our approach to compliance, will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

In addition, four other states recently enacted comprehensive consumer privacy laws, and more states are expected to follow. Like the CPRA, the Virginia Consumer Data Protection Act will go into effect on January 1, 2023. The Colorado Privacy Act and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring will both take effect on July 1, 2023. The Utah Consumer Privacy Act takes effect on December 21, 2023. All of these laws protect a broadly-defined concept of “personal data,” and each law grants individuals a range of privacy rights relating to such data, including the right to opt out of targeted advertising and certain profiling activities. These state laws will create additional compliance costs for us and our industry partners, though efforts taken toward compliance with other privacy laws will likely assist in compliance. Although we have attempted to mitigate certain risks posed by these laws through contractual and platform changes, we cannot predict with certainty the effect of these laws and their implementing regulations on our business.

Laws governing the processing of personal data in Europe (including the U.K., European Union and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation (“GDPR”), which applies to us, came into effect on May 25, 2018. Like the laws passed in California and other states, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism is under attack by the Belgian Data Protection Authority and others and we cannot predict its effectiveness over the long term. In February 2022, the Belgian Data Protection Authority issued an order against IAB Europe that imposes specific remedies on IAB Europe and its operation of TCF. The IAB submitted a corrective action plan, which the Belgian authority is evaluating and will rule on sometime after September 1, 2022. Further, other European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, we have to comply with both the GDPR and the United Kingdom Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR and the United Kingdom Data Protection Act 2018, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the United States, like many U.S. and European companies, we have relied upon, and were certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice (“Schrems II”) as an adequate mechanism by which EU companies may pass personal data to the United States, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the United States is in question. In June 2021, the European Commission published revised standard contractual clauses, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. Even with the additional clarity provided by these much-anticipated developments and the U.S. government’s announcement of a new Trans-Atlantic Data Privacy Framework that could pave the way for an approved transfer mechanism, the validity of the standard contractual clauses as a transfer mechanism remains uncertain. The concerns raised by the court in Schrems II relating to the perceived risks of transferring personal data to the United States, and the ability of the standard contractual clauses or a new transfer mechanism to address those risks, persist. If all or some jurisdictions within the EU or the United Kingdom determine that the new standard contractual clauses also cannot be used to transfer personal data to the United States and if no replacement to the Privacy Shield is ultimately adopted, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If left with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
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
Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with state privacy laws or a potential federal privacy law, then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.
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
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely by late 2023. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” of their personal information under the CCPA in ways that stop or severely limit the ability to show targeted ads. Because additional state laws require businesses to permit end users to opt out of behavioral advertising, we expect that more opt-out solutions will become available that may ultimately be used by end users.
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

As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked. “Do Not Track” has seen renewed emphasis from proponents of the CCPA. More recent state laws and draft regulations also address and expand on requirements for honoring browser-based or similar technical means for consumers to opt out of the use of personal information for targeted advertising purposes. To the extent a “Do Not Track,” “Do Not Sell,” “Global Privacy Control,” “Opt Out Preference Signal,” or similar control is adopted by many Internet users or if such a standard is imposed by other states or by federal or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition and results of operations could be adversely affected.
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

Our international operations and expansion subject us to a variety of additional risks, including:
•risks related to local advertising markets, where adoption of programmatic ad buying may be slower than in the United States, advertising buyers and inventory and data providers may be less familiar with demand-side platforms and our brand, and business models may not support our value proposition;
•exposure to public health issues and to travel restrictions and other measures undertaken by governments in response to such issues;
•risks related to compliance with local laws and regulations, including those relating to privacy, cybersecurity, data security, antitrust, data localization, anti-bribery, import and export controls, economic sanctions (including to existing and potential partners and clients), tax and withholding (including overlapping of different tax regimes), and varied labor and employment laws (including those relating to termination of employees); corporate formation, partnership, restrictions on foreign ownership or investment and other regulatory limitations or obligations on our operations (such as obtaining requisite licenses or other governmental requirements); and the increased administrative costs and risks associated with such compliance;
•operational and execution risk, and other challenges caused by distance, language and cultural differences, which may burden management, increase travel, infrastructure and legal compliance costs, and add complexity to our enforcement of advertising standards across languages and countries;
•geopolitical and social factors, such as concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate, global and regional recessions, armed conflicts and wars, political instability and trade disputes;
•risks related to pricing structure, payment and currency, including aligning our pricing model and payment terms with local norms, higher levels of credit risk and payment fraud, difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure, and difficulties in repatriating or transferring funds from or converting currencies; and
•reduced protection for intellectual property rights in some countries and practical difficulties in enforcing contractual and intellectual property rights abroad.

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
We have entered into, and may in the future enter into, credit facilities which contain restrictions that limit our flexibility in operating our business. Our credit facility contains, and any future credit facility may contain, various covenants that limit our ability to engage in specified types of transactions. Subject to exceptions, these covenants limit our ability to, among other things:
•sell assets or make changes to the nature of our business;

•engage in mergers or acquisitions;
•incur, assume or permit additional indebtedness and guarantees;
•make restricted payments, including paying dividends on, repurchasing, redeeming or making distributions with respect to our capital stock;
•make specified investments;
•engage in transactions with our affiliates; and
•make payments in respect of subordinated debt.
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
The market price of our stock and of equity securities of technology companies has historically experienced high levels of volatility. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above your purchase price. The market price of our Class A common stock has fluctuated and may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:
•announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•fluctuations in the trading volume of our shares or the size of our public float;

•actual or anticipated changes or fluctuations in our results of operations;
•whether our results of operations meet the expectations of securities analysts or investors;
•actual or anticipated changes in the expectations of investors or securities analysts;
•litigation involving us, our industry, or both;
•regulatory developments in the United States, foreign countries, or both;
•general economic conditions and trends;
•terrorist attacks, political upheaval, natural disasters, war, public health crises, or other major catastrophic events;
•sales of large blocks of our common stock;
•departures of key employees; or
•an adverse impact on us from any of the other risks cited herein.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of June 30, 2022, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.9% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we plan to designate as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments to our certificate of incorporation and related matters voted on at the

Special Meeting of Stockholders held on December 22, 2020, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to Legal Proceedings.
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
Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions:
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that our board of directors will be classified into three classes with staggered, three-year terms and that directors may only be removed for cause;
•require super-majority voting to amend certain provisions in our certificate of incorporation and bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, our chief executive officer, or a stockholder that has held at least 20% of our outstanding shares of common stock continuously for one year;
•prohibit stockholder action by written consent until the outstanding shares of Class B common stock represent less than 50% of our outstanding voting power, which until such time requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•prohibit cumulative voting in the election of directors;
•restrict the forum for certain litigation against us to Delaware;
•permit our board of directors to alter our bylaws without obtaining stockholder approval;
•reflect the dual class structure of our common stock, as discussed above; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
We explore, on an ongoing basis, potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business, however, we have limited experience in acquiring and integrating businesses, products and technologies. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues. Acquisitions involve numerous risks, any of which could harm our business, including:
•regulatory hurdles;
•anticipated benefits may not materialize;
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•retention of employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s products and technology;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•the need to implement or improve controls, procedures and policies at a business that, prior to the acquisition, may have lacked effective controls, procedures and policies;
•coordination of product development and sales and marketing functions;
•liability for activities of the acquired company before the acquisition, including relating to privacy and data security, patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
•litigation or other claims in connection with the acquisition, including claims from terminated employees, users, former stockholders or other third parties.
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

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-K	2/19/2021	3.1

3.2	Amended and Restated Bylaws.	10-K	2/19/2021	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
(1)The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of The Trade Desk, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRADE DESK, INC. (Registrant)

Dated: August 9, 2022	/s/ Blake J. Grayson
Blake J. Grayson
Chief Financial Officer (Principal Financial and Accounting Officer)