Form 10-Q
period 2022-09-30
Trade Desk, Inc.
filed 2022-11-09
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, the registrant had 445,287,977 shares of Class A common stock and 44,223,150 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$994,656	$754,154
Short-term investments, net	326,745	204,625
Accounts receivable, net of allowance for credit losses of $10,244 and $7,374 as of September 30, 2022 and December 31, 2021, respectively	2,026,929	2,020,720
Prepaid expenses and other current assets	67,033	112,150
TOTAL CURRENT ASSETS	3,415,363	3,091,649
Property and equipment, net	166,078	135,856
Operating lease assets	230,917	234,091
Deferred income taxes	67,640	68,244
Other assets, non-current	43,956	47,500
TOTAL ASSETS	$3,923,954	$3,577,340
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,651,447	$1,655,684
Accrued expenses and other current liabilities	82,768	101,472
Operating lease liabilities	51,025	46,149
TOTAL CURRENT LIABILITIES	1,785,240	1,803,305
Operating lease liabilities, non-current	215,728	238,449
Other liabilities, non-current	8,698	8,280
TOTAL LIABILITIES	2,009,666	2,050,034
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 445,219 and 439,206 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively Class B, 95,000 shares authorized; 44,235 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,319,961	915,177
Retained earnings	594,327	612,129
TOTAL STOCKHOLDERS’ EQUITY	1,914,288	1,527,306
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,923,954	$3,577,340
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$394,773	$301,091	$1,087,058	$800,869
Operating expenses:
Platform operations	70,124	53,400	201,504	154,709
Sales and marketing	85,038	59,278	245,146	176,797
Technology and development	79,915	55,847	235,397	163,301
General and administrative	130,892	52,120	391,517	155,884
Total operating expenses	365,969	220,645	1,073,564	650,691
Income from operations	28,804	80,446	13,494	150,178
Other expense (income):
Interest expense (income), net	(1,741)	317	(1,321)	556
Foreign currency exchange loss (gain), net	43	1,153	(435)	1,004
Total other expense (income), net	(1,698)	1,470	(1,756)	1,560
Income before income taxes	30,502	78,976	15,250	148,618
Provision for income taxes	14,633	19,592	33,052	18,895
Net income (loss)	$15,869	$59,384	$(17,802)	$129,723
Earnings (loss) per share:
Basic	$0.03	$0.12	$(0.04)	$0.27
Diluted	$0.03	$0.12	$(0.04)	$0.26
Weighted-average shares outstanding:
Basic	487,963	478,101	486,168	475,496
Diluted	500,300	498,912	486,168	497,942
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	473,401	$—	$538,778	$474,367	$1,013,145
Exercise of common stock options	1,794	—	12,621	—	12,621
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	110	—	(17,080)	—	(17,080)
Stock-based compensation	—	—	52,985	—	52,985
Net income	—	—	—	22,642	22,642
Balance as of March 31, 2021	475,305	—	$587,304	$497,009	$1,084,313
Exercise of common stock options	1,401	—	13,718	—	13,718
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	409	—	(12,155)	—	(12,155)
Issuance of common stock under employee stock purchase plan	1,334	—	22,758	—	22,758
Stock-based compensation	—	—	46,015	—	46,015
Net income	—	—	—	47,697	47,697
Balance as of June 30, 2021	478,449	$—	$657,640	$544,706	$1,202,346
Exercise of common stock options	1,808	—	13,220	—	13,220
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	307	—	(9,038)	—	(9,038)
Issuance of common stock related to acquisition	25	—	1,816	—	1,816
Stock-based compensation	—	—	35,086	—	35,086
Net income	—	—	—	59,384	59,384
Balance as of September 30, 2021	480,589	$—	$698,724	$604,090	$1,302,814

Balance as of December 31, 2021	483,441	$—	$915,177	$612,129	$1,527,306
Exercise of common stock options	2,395	—	24,408	—	24,408
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	190	—	(13,428)	—	(13,428)
Stock-based compensation	—	—	125,415	—	125,415
Net loss	—	—	—	(14,598)	(14,598)
Balance as of March 31, 2022	486,026	—	1,051,572	597,531	1,649,103
Exercise of common stock options	657	—	7,387	—	7,387
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	661	—	(9,768)	—	(9,768)
Issuance of common stock under employee stock purchase plan	946	—	25,547	—	25,547
Stock-based compensation	—	—	126,635	—	126,635
Net loss	—	—	—	(19,073)	(19,073)
Balance as of June 30, 2022	488,290	$—	$1,201,373	$578,458	$1,779,831
Exercise of common stock options	918	—	10,917		10,917
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	246	—	(14,058)		(14,058)
Stock-based compensation	—	—	121,729		121,729
Net income	—	—		15,869	15,869
Balance as of September 30, 2022	489,454	$—	$1,319,961	$594,327	$1,914,288
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(17,802)	$129,723
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,581	29,969
Stock-based compensation	371,111	132,010
Non-cash lease expense	32,554	29,914
Allowance for credit losses on accounts receivable	2,961	520
Deferred income taxes	604	5,044
Other	3,694	6,730
Changes in operating assets and liabilities:
Accounts receivable	24,905	(48,637)
Prepaid expenses and other current and non-current assets	42,913	20,627
Accounts payable	(68,758)	(44,105)
Accrued expenses and other current and non-current liabilities	(18,778)	(14,790)
Operating lease liabilities	(35,731)	(31,886)
Net cash provided by operating activities	375,254	215,119
INVESTING ACTIVITIES:
Purchases of investments	(379,206)	(233,427)
Sales of investments	1,977	4,539
Maturities of investments	252,699	192,077
Purchases of property and equipment	(36,394)	(43,920)
Capitalized software development costs	(4,833)	(3,684)
Business acquisition	—	(13,261)
Net cash used in investing activities	(165,757)	(97,676)
FINANCING ACTIVITIES:
Payment of debt financing costs	—	(1,924)
Proceeds from exercise of stock options	42,712	39,559
Proceeds from employee stock purchase plan	25,547	22,758
Taxes paid related to net settlement of restricted stock awards	(37,254)	(38,273)
Net cash provided by financing activities	31,005	22,120
Increase in cash and cash equivalents	240,502	139,563
Cash and cash equivalents—Beginning of period	754,154	437,353
Cash and cash equivalents—End of period	$994,656	$576,916
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$42,921	$39,006
Operating lease assets obtained in exchange for operating lease liabilities	$28,729	$23,293
Capitalized assets financed by accounts payable	$29,577	$8,934
Tenant improvements paid by lessor	$425	$—
Asset retirement obligation	$438	$1,609
Stock-based compensation included in capitalized software development costs	$2,668	$2,076
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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
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
Management regularly evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for credit losses, (3) operating lease assets and liabilities, including our incremental borrowing rate and terms and provisions of each lease (4) the useful lives of property and equipment and capitalized software development costs, (5) income taxes, (6) assumptions used in the option pricing models to determine the fair value of stock-based compensation and (7) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
As of September 30, 2022, the impacts to the Company’s business due to the coronavirus (“COVID-19”) pandemic, geopolitical developments and macroeconomic factors, such as rising interest rates, inflation, changes in foreign currency exchange rates and supply chain disruptions, continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Business Combinations
The results of a business combination are included in the Company's condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business are generally recorded at their estimated fair values on the acquisition date, which may require management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages valuation specialists to assist in determining the fair values of these acquired assets and liabilities. Any excess consideration over the fair value of these acquired assets and liabilities assumed is recognized as goodwill.
In July 2021, the Company acquired all of the equity interests of a technology company for a GAAP purchase price of $18 million, subject to purchase price adjustments. The purchase consideration was primarily attributable to non-deductible goodwill of $11 million, with the remainder allocated to acquired technology and other assets. In 2022, no additional acquisitions have occurred to date.
Note 3—Earnings Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$15,869	$59,384	$(17,802)	$129,723
Denominator:
Weighted-average shares outstanding—basic	487,963	478,101	486,168	475,496
Effect of dilutive securities	12,337	20,811	—	22,446
Weighted-average shares outstanding—diluted	500,300	498,912	486,168	497,942
Basic earnings (loss) per share	$0.03	$0.12	$(0.04)	$0.27
Diluted earnings (loss) per share	$0.03	$0.12	$(0.04)	$0.26
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings (loss) per share*	7,823	1,439	—	1,439
_______________
* Diluted earnings (loss) per share attributable to the Company for the nine months ended September 30, 2022 excluded all potentially dilutive securities because there was a net loss for the period and the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted earnings (loss) per share were 28 million shares under stock-based award plans for the nine months ended September 30, 2022.

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of September 30, 2022
	Cash and Cash Equivalents	Short-Term Investments	Total
Cash	$244,058	$—	$244,058
Level 1:
Money market funds	656,640	—	656,640
Level 2:
Commercial paper	93,958	113,960	207,918
Corporate debt securities	—	132,495	132,495
U.S. government and agency securities	—	80,290	80,290
Total	$994,656	$326,745	$1,321,401

	As of December 31, 2021
	Cash and Cash Equivalents	Short-Term Investments	Total
Cash	$272,058	$—	$272,058
Level 1:
Money market funds	431,299	—	431,299
Level 2:
Commercial paper	47,544	70,804	118,348
Corporate debt securities	3,253	85,425	88,678
U.S. government and agency securities	—	48,396	48,396
Total	$754,154	$204,625	$958,779
The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three and nine months ended September 30, 2022 and 2021, were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

September 30, 2022
Due in one year	$294,093
Due in one to two years	32,652
Total	$326,745

Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$13,139	$12,402	$38,415	$38,288
Short-term lease cost	345	229	1,296	592
Variable lease cost	2,064	1,891	6,478	4,848
Sublease income	(635)	(751)	(1,882)	(2,114)
Total lease cost	$14,913	$13,771	$44,307	$41,614
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
Loans under the Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or an adjusted London Interbank Offered Rate (“LIBOR”), plus an applicable margin (“Base Rate Borrowings” and “LIBOR Rate Borrowings”). The Base Rate is defined as a rate per annum for any day equal to the greatest of (1) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (2) the New York Federal Reserve Bank Rate in effect on such day plus half of 1%, and (3) the adjusted LIBOR rate for a one-month interest period on such day plus 1%. The applicable margin is between 0.25% to 1.25% for Base Rate Borrowings and between 1.25% and 2.25% for LIBOR Rate Borrowings based on the Company maintaining certain leverage ratios. The fee for undrawn amounts under the Credit Facility ranges, based on the applicable leverage, from 0.200% to 0.350%. The Company is also required to pay customary letter of credit fees, as necessary.
On December 17, 2021, the Company amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars.
As of September 30, 2022, the Company did not have an outstanding debt balance under the Credit Facility. Availability under the Credit Facility was $445 million as of September 30, 2022, which is net of outstanding letters of credit of $5 million. The Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of September 30, 2022, the Company was in compliance with all covenants.

Note 7—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Platform operations	$3,517	$2,518	$14,254	$11,624
Sales and marketing	14,861	9,099	48,718	37,362
Technology and development	22,641	11,269	67,258	41,337
General and administrative	79,984	11,573	240,881	41,687
Total	$121,003	$34,459	$371,111	$132,010
Stock Options
The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	18,984	$15.14
Granted	1,474	61.07
Exercised	(3,970)	10.76
Expired/Forfeited	(534)	44.22
Outstanding as of September 30, 2022	15,954	$19.50
Exercisable as of September 30, 2022	12,167	$11.43
At September 30, 2022, the Company had unrecognized stock-based compensation relating to stock options, excluding the CEO Performance Option (as defined below), of approximately $98 million, which is expected to be recognized over a weighted-average period of 2.2 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. The CEO Performance Option has an exercise price of $68.29 per share. At September 30, 2022, the CEO Performance Option had 2.4 million exercisable options and 19.2 million options outstanding. No options were granted, exercised, forfeited or expired during the three and nine months ended September 30, 2022. Stock-based compensation of $66 million and $197 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $465 million that is expected to be recognized over a weighted-average period of 2.4 years, assuming no acceleration of vesting.

Restricted Stock
The following summarizes restricted stock activity:

	RSU (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	5,597	$51.54
Granted	5,586	60.51
Vested	(1,716)	46.18
Forfeited	(827)	59.61
Unvested as of September 30, 2022	8,640	$57.63
At September 30, 2022, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $461 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense related to the ESPP totaled $4 million for both the three months ended September 30, 2022 and 2021, and $46 million for both the nine months ended September 30, 2022 and 2021. At September 30, 2022, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $9 million, which is expected to be recognized over a weighted-average period of 0.9 years.
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
For the three months ended September 30, 2022 and 2021, the provision for income taxes included benefits associated with stock-based awards of $11 million and $22 million, respectively. For the nine months ended September 30, 2022 and 2021, the provision for income taxes included benefits associated with stock-based awards of $42 million and $58 million, respectively.
For the nine months ended September 30, 2022 and 2021, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation, the impact of tax benefits associated with stock-based awards, state and foreign taxes and research and development tax credits.
There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2022, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. The Company is in the process of evaluating the provisions of the IRA, but the Company does not currently believe the IRA will have a material impact on its financial results.
Note 9—Segment and Geographic Information
The Company has one primary business activity and operates in one reportable and operating segment.
The Company reports revenue net of amounts it pays suppliers for the cost of advertising inventory, third-party data and other add-on features (collectively, “Supplier Features”). The Company generally bills clients based on the gross amount of Supplier Features they purchase through its platform and the platform fees (“Gross Billings”), net of allowances. The Company’s accounts receivable are recorded at the amount of Gross Billings for the amounts it is responsible to collect, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S.	89%	87%	88%	86%
International	11%	13%	12%	14%
Total	100%	100%	100%	100%
Note 10— Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2022.
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

On June 28, 2021, a class action lawsuit captioned City Pension Fund for Firefighters and Police Officers in the City of Miami Beach v. The Trade Desk, Inc., et al., No. 2021-0560 was filed against the Company, the members of the Company’s board of directors and one of the Company’s executive officers in the Court of Chancery of the State of Delaware. The complaint alleged generally that the defendants breached their fiduciary duties to the Company’s stockholders in connection with the negotiation and approval of the amendments to the Company’s certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020. On February 1, 2022, the defendants moved to dismiss the complaint, and on July 29, 2022, the court dismissed the complaint in its entirety with prejudice.
On May 27, 2022, a stockholder of the Company filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. The defendants expect the lead plaintiff to file a consolidated complaint, and the defendants intend to move to dismiss the consolidated complaint.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of the COVID-19 pandemic and other macroeconomic factors on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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

Executive Summary
Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
	Dollars		Change		Dollars		Change
	2022	2021	$	%	2022	2021	$	%

Revenue	$394,773	$301,091	$93,682	31%	$1,087,058	$800,869	$286,189	36%
Net income (loss)	$15,869	$59,384	$(43,515)	(73)%	$(17,802)	$129,723	$(147,525)	(114)%
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
COVID-19 and Other Macroeconomic Factors
The worldwide spread of COVID-19, including the emergence of variants and subvariants, as well as rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the duration and spread of COVID-19 and its variants and the duration and extent of geopolitical and global economic disruption and their respective impacts on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part II. Other Information for further discussion of the adverse impacts of the macroeconomic factors on our business.
During the three months ended September 30, 2022, many of our employees adopted a hybrid work schedule consisting of both in-person work and working from home. Additionally, we resumed travel and in-person events in accordance with applicable regional guidance. Our costs and expenses may increase as we continue to increase office activity globally, further increase travel, participate in and hold more in-person meetings and events and increase capital expenditures for additional office space. We continue to monitor the effects of the COVID-19 pandemic and take steps deemed appropriate to limit the impact on our business.
Results of Operations for the Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended September 30,
	2022		2021
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$394,773	100%	$301,091	100%
Operating expenses:
Platform operations	70,124	18%	53,400	18%
Sales and marketing	85,038	22%	59,278	20%
Technology and development	79,915	20%	55,847	19%
General and administrative	130,892	33%	52,120	17%
Total operating expenses	365,969	93%	220,645	73%
Income from operations	28,804	7%	80,446	27%
Total other expense (income), net	(1,698)	—%	1,470	—%
Income before income taxes	30,502	8%	78,976	26%
Provision for income taxes	14,633	4%	19,592	7%
Net income	$15,869	4%	$59,384	19%

	Nine Months Ended September 30,
	2022		2021
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$1,087,058	100%	$800,869	100%
Operating expenses:
Platform operations	201,504	19%	154,709	19%
Sales and marketing	245,146	23%	176,797	22%
Technology and development	235,397	22%	163,301	20%
General and administrative	391,517	36%	155,884	19%
Total operating expenses	1,073,564	99%	650,691	81%
Income from operations	13,494	1%	150,178	19%
Total other expense (income), net	(1,756)	—%	1,560	—%
Income before income taxes	15,250	1%	148,618	19%
Provision for income taxes	33,052	3%	18,895	2%
Net income (loss)	$(17,802)	(2)%	$129,723	16%
_______________
Note: Percentages may not sum due to rounding.

Revenue
Revenue increased by $94 million, or 31%, and $286 million, or 36%, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, respectively. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by more advertisers and higher spend per campaign executed by existing clients.
Platform Operations
Platform operations expense increased by $17 million, or 31%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily due to increases of $6 million in personnel costs, which included $1 million in stock-based compensation; $5 million in hosting costs; $3 million in data-related costs; and $2 million in facilities costs and allocated overhead. The increase in personnel costs was due to an increase in headcount. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients. The increase in data-related costs was primarily attributable to investments in new data providers. The increase in facilities costs was primarily driven by new data centers to support the hosting infrastructure of our platform.
Platform operations expense increased by $47 million, or 30%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to increases of $17 million in personnel costs, which included $3 million in stock-based compensation; $12 million in data-related costs; $9 million in hosting costs; and $6 million in facilities costs and allocated overhead. The increase in personnel costs was primarily due to an increase in headcount, as well as employee engagement costs, including in-person events that did not occur in the prior year. The increase in data-related costs was primarily attributable to investments in new data providers. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients. The increase in facilities costs was primarily driven by new data centers to support the hosting infrastructure of our platform.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our growth.
Sales and Marketing
Sales and marketing expense increased by $26 million, or 43%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily due to increases of $21 million in personnel costs, which included $6 million of stock-based compensation; $3 million in advertising and marketing costs; and $2 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and to continue to develop and maintain relationships with our clients, as well an increase in incentive compensation and return-to-office and travel costs that did not occur in the prior year. The increase in advertising and marketing costs was primarily due to an increase in marketing campaigns, events and sponsorships. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.
Sales and marketing expense increased by $68 million, or 39%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to increases of $50 million in personnel costs, which included $11 million of stock-based compensation; $14 million in advertising and marketing costs; and $4 million in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and continue to develop and maintain relationships with our clients; an increase in incentive compensation; and return-to-office, travel and in-person event costs that did not occur in the prior year. The increase in advertising and marketing costs was primarily due to an increase in marketing campaigns, events and sponsorships. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense increased by $24 million, or 43%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily due to increases of $22 million in personnel costs, which included $11 million of stock-based compensation, and $2 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform, as well as return-to-office and travel costs that did not occur in the prior year. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.
Technology and development expense increased by $72 million, or 44%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to increases of $68 million in personnel costs, which included $26 million of stock-based compensation, and $3 million in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform, as well as return-to-office, travel and in-person event costs that did not occur in the prior year. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth.
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
General and Administrative
General and administrative expense increased by $79 million, or 151%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to a $66 million increase in stock-based compensation related to the CEO Performance Option granted in the fourth quarter of the prior year, and a $10 million increase in payroll costs related to hiring to support our growth, as well as return-to-office and travel costs that did not occur in the prior year.
General and administrative expense increased by $236 million, or 151%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to a $197 million increase in stock-based compensation related to the CEO Performance Option granted in the fourth quarter of the prior year, and a $28 million increase in payroll costs related to hiring to support our growth, as well as return-to-office, travel and in-person event costs that did not occur in the prior year.
We expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure to support growth.
Total Other Expense (Income), Net
Total other income, net increased by $3 million for the three months ended September 30, 2022, as compared to total other expense, net for the three months ended September 30, 2021. The increase was primarily due to higher interest income on our short-term investments driven by increased purchases and rising interest rates, partially offset by credit loss expense on available-for-sale securities.
Total other income, net increased by $3 million for the nine months ended September 30, 2022, as compared to total other expense, net for the nine months ended September 30, 2021. The increase was primarily due to higher interest income on our short-term investments driven by increased purchases and rising interest rates, partially offset by credit loss expense on available-for-sale securities.
Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three and nine months ended September 30, 2022 and 2021, respectively.
The provision for income taxes decreased by $5 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease was primarily attributable to lower pre-tax profitability, partially offset by lower tax benefits associated with employee stock-based awards.

The provision for income taxes increased by $14 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily attributable to higher nondeductible stock-based compensation, primarily related to the CEO Performance Option, and lower tax benefits associated with employee stock-based awards.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material impact on our financial results.
Liquidity and Capital Resources
As of September 30, 2022, we had working capital of $1,630 million, which included $995 million in cash and cash equivalents, $30 million of which was held by our international subsidiaries, and $327 million in short-term investments in marketable securities. Additionally, we had $445 million of availability under our Credit Facility (refer to the “Credit Facility” section below). For the nine months ended September 30, 2022, we generated $375 million in cash flows from operating activities.
We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Credit Facility will be sufficient to meet our working capital requirements for at least the next 12 months. Further, we have a shelf registration statement on Form S-3 on file with the SEC (the “Shelf Registration”), which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A. Risk Factors” within this Quarterly Report on Form 10-Q.
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt-financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.
There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We are closely monitoring the effect that current macroeconomic factors may have on our working capital requirements.
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
As of September 30, 2022, we did not have an outstanding debt balance under the Credit Facility. Availability under the Credit Facility was $445 million as of September 30, 2022, which is net of outstanding letters of credit of $5 million. The Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of September 30, 2022, we were in compliance with all covenants.
For additional information regarding the Credit Facility, refer to Note 6—Debt.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$375,254	$215,119
Net cash used in investing activities	$(165,757)	$(97,676)
Net cash provided by financing activities	$31,005	$22,120
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
For the nine months ended September 30, 2022, cash provided by operating activities of $375 million resulted primarily from net income adjusted for non-cash items of $431 million, and a net decrease in our operating assets and liabilities of $55 million. The net decrease in our operating assets and liabilities was primarily due to a $69 million decrease in accounts payable, a $36 million decrease in operating lease liabilities and a $19 million decrease in accrued expenses and other liabilities, partially offset by a $43 million decrease in prepaid expenses and other assets and a $25 million decrease in accounts receivable. The decrease in accounts payable was due to seasonality and the timing of payments to suppliers. The decrease in operating lease liabilities was due primarily to rent payments. The decrease in accrued expenses and other liabilities was due primarily to payments of taxes associated with stock-based awards, bonus payments and reduction of the liability related to the ESPP due to the purchase of shares in accordance with the plan. The decrease in prepaid expenses and other assets was primarily due to a decrease in the income tax receivable including the receipt of an income tax refund, partially offset by current year estimated income tax payments. The decrease in accounts receivable was due to seasonality and the timing of cash receipts from clients.
For the nine months ended September 30, 2021, cash provided by operating activities of $215 million resulted primarily from net income adjusted for non-cash items of $334 million and a net decrease in our operating assets and liabilities of $119 million. The net decrease in our operating assets and liabilities was primarily due to a $49 million increase in accounts receivable, a $44 million decrease in accounts payable and a $32 million decrease in operating lease liabilities. The increase in accounts receivable was due to seasonality and the timing of cash receipts from clients. The decrease in accounts payable was due to the timing and seasonality of payments to suppliers. The decrease in operating lease liabilities was primarily due to rent payments.
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
For the nine months ended September 30, 2022, we used $166 million of cash in investing activities, consisting of $125 million of net purchases of short-term investments, $36 million to purchase property and equipment and $5 million of investments in capitalized software.
For the nine months ended September 30, 2021, we used $98 million of cash in investing activities, consisting of $37 million of net purchases of short-term investments, $44 million to purchase property and equipment, $13 million for certain assets accounted for as a business acquisition and $4 million of investments in capitalized software.

Financing Activities
For the nine months ended September 30, 2022, cash provided by financing activities of $31 million was primarily due to $43 million of proceeds from stock option exercises and $26 million of proceeds from our employee stock purchase plan, partially offset by $37 million of taxes paid for restricted stock award settlements.
For the nine months ended September 30, 2021, cash provided by financing activities of $22 million was primarily due to $40 million of proceeds from stock option exercises and $23 million of proceeds from our employee stock purchase plan, partially offset by $38 million of taxes paid for restricted stock award settlements.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2022 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations at September 30, 2022 (in thousands):

	Payments Due by Period
	Less than One Year	One Year or More	Total
Operating lease commitments	$14,578	$282,562	$297,140
Other contractual commitments	69,791	472,674	542,465
Total	$84,369	$755,236	$839,605
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2022.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, stock-based compensation expense and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Recently Issued Accounting Pronouncements
None.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks.
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Credit Facility, which accrues interest at a variable rate. No amount was owed on our Credit Facility as of September 30, 2022. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of September 30, 2022, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $3 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, Australian Dollar, British Pound, Canadian Dollar, Japanese Yen and Indonesian Rupiah. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of September 30, 2022, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $28 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On June 28, 2021, a class action lawsuit captioned City Pension Fund for Firefighters and Police Officers in the City of Miami Beach v. The Trade Desk, Inc., et al., No. 2021-0560 was filed against us, the members of our board of directors and one of our executive officers in the Court of Chancery of the State of Delaware. The complaint alleged generally that the defendants breached their fiduciary duties to our stockholders in connection with the negotiation and approval of the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020. On February 1, 2022, the defendants moved to dismiss the complaint, and on July 29, 2022, the court dismissed the complaint in its entirety with prejudice.

On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. The defendants expect the lead plaintiff to file a consolidated complaint, and the defendants intend to move to dismiss the consolidated complaint.

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
The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. We have committed, and we plan to continue to commit, resources to grow our business, including to expand our international presence, employee base, and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, including the emergence of new variant strains of COVID-19 and the measures taken by governments, businesses and other organizations in response, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.
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

Historically, our clients have predominantly used our platform to purchase mobile, display and video advertising inventory. In particular, the CTV market is quickly evolving and the demand for CTV inventory on our platform has been a significant driver of growth. We expect that these will continue to be significant channels used by our clients for digital advertising in the future. We also believe that our revenue growth may depend on our ability to expand within social, native, audio, and especially CTV, and we have been, and are continuing to, enhance such channels. Any decrease in the use of mobile, display and video advertising, whether due to clients losing confidence in the value or effectiveness of such channels, regulatory restrictions or other causes, or any inability to further penetrate social, native, audio or CTV, or enter new and emerging advertising channels, could harm our growth prospects, financial condition and results of operations.

Each advertising channel presents distinct and substantial risk and, in many cases, requires us to continue to develop additional functionality or features to address the particular requirements of the channel. Our ability to provide capabilities across multiple advertising channels, which we refer to as omnichannel, may be constrained if we are not able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. If we fail to maintain a diversified channel mix, a decrease in the demand for any channel or channels that we become primarily dependent upon could harm our business, financial condition and results of operations. We may not be able to accurately predict changes in overall advertiser demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. Furthermore, if our channel mix changes due to a shift in client demand, such as clients shifting their spending more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or inventory, then demand for our platform could decrease, and our business, financial condition, and results of operations could be adversely affected.
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
As new types of inventory become available, we will need to expend significant resources to ensure we have access to such new inventory. For example, although television advertising is a large market, only a very small percentage of it is currently purchased through digital advertising exchanges. We are investing heavily in our programmatic television offering, including by increasing our workforce and by adding new features, functions and integrations to our platform. If the CTV market does not continue to grow as we anticipate or we fail to successfully serve such market, our growth prospects could be harmed.
Our success depends on consistently adding valued inventory in a cost-effective manner. If we are unable to maintain a consistent supply of quality inventory for any reason, client retention and loyalty, and our financial condition and results of operations could be harmed.

Current or future global market uncertainties or downturns and associated macroeconomic conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Current or future global market uncertainties or downturns and associated macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, changes in foreign currency exchange rates and the impact of geopolitical instability in many parts of the world and the COVID-19 pandemic or other public health crises, may disrupt the operations of our clients and partners and cause advertisers to decrease or pause their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could also result in our investments not yielding the returns we anticipate.
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
Operational, performance and internal control issues with our platform may adversely affect our business, financial condition and results of operations and subject us to liability.

Our platform is complex and proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for its continued performance. Operational, performance and internal control issues may arise due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors and other internal and external variables. Such issues have caused errors, failures, vulnerabilities and bugs in the past and may again in the future. Our platform also relies on third-party technology and systems to perform properly and is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational, performance and internal control issues with our platform, which we may experience and have experienced in the past, could include the failure of our user interface, outages, errors, discrepancies in costs billed versus costs paid, unauthorized bidding, cessation of our ability to bid or deliver impressions, deletion of our reporting information, unanticipated volume overwhelming our databases, server failure or catastrophic events affecting one or more server farms.
Operational, performance and internal control issues with our platform, whether real or perceived, could also result in negative publicity, damage to our brand and reputation, loss of clients, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, loss of the ability to access our platform, loss of competitive position, claims by clients for losses sustained by them and loss of stockholder confidence in the accuracy and completeness of our financial reports. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our business, financial condition and results of operations.
If unauthorized access is obtained to user, client or inventory and third-party provider data, or our platform is compromised, our services may be disrupted or perceived as insecure, and as a result, we may lose existing clients or fail to attract new clients, and we may incur significant reputational harm and legal and financial liabilities.
Our products and services involve the storage and transmission of significant amounts of data from users, clients and inventory and data providers, a large volume of which is hosted by third-party service providers. Our services and the data on our platform and in our systems could be exposed to unauthorized access due to activities that breach or undermine security measures, including: negligence or malfeasance by internal or external actors; attempts by outside parties to fraudulently induce employees, clients or vendors to disclose sensitive information; or errors or vulnerabilities in our systems, products or processes or in those of our service providers, clients, and vendors. For example, from time to time, we experience cyberattacks of varying degrees and other attempts to obtain unauthorized access to our systems, including to employee mailboxes. We have dedicated and expect to continue to dedicate resources toward security protections that shield data from these activities. However, such measures cannot provide absolute security. Further, we can expect that the deployment of techniques to circumvent our security measures may occur with more frequency and sophistication and may not be recognized until launched against a target. Accordingly, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures. Finally, while we have developed worldwide incident response teams and dedicated resources to incident response processes, such processes could, among other issues, fail to be adequate or accurately assess the incident severity, not proceed quickly enough, or fail to sufficiently remediate an incident.
Many of our employees now have a hybrid work schedule consisting of both in-person work and working from home. Although we have implemented work-from-home protocols and provide work-issued devices to employees, the actions of our employees while working from home may have a greater effect on the security of our systems, the platform and the data we process, including by increasing the risk of compromise to our systems, confidential information or data arising from employees’ combined personal and private use of devices, accessing our systems or data using wireless networks that we do not control or the ability to transmit or store company-controlled data outside of our secured network.

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
The global regulatory landscape regarding the protection of personal information is evolving, and U.S. (state and federal) and foreign governments are considering enacting additional legislation and rulemaking related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the United States, the Federal Trade Commission recently released an advance notice of proposed rulemaking on “commercial surveillance” covering a host of privacy and security topics, and a potential federal privacy law remains the subject of active discussion, with a bill that would have substantial impacts on the online advertising ecosystem drawing bipartisan support.

The State of California adopted two laws broadly regulating businesses’ processing of personal information, the California Consumer Privacy Act of 2018 (“CCPA”), and the California Privacy Rights Act (“CPRA”). The CCPA, which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data. The CCPA establishes a privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California (including rights to request deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information. Recent enforcement actions reflect that regulators interpret “sales” broadly to include common advertising technology practices, which may impact our practices and those of our clients and others in the advertising industry. These actions also signal willingness of regulators to pursue in-depth investigations and impose substantial penalties on entities they deem in violation of the statute, including with respect to advertising practices. The statute also creates a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.

The CPRA, which takes effect in January 2023, expands upon the CCPA and imposes additional notice and opt out obligations on the digital advertising space, including an obligation to provide an opt-out for behavioral advertising. The State of California has begun the formal rulemaking process and introduced an initial set of draft regulations for implementing the CPRA. The proposed regulations update existing CCPA regulations to harmonize them with the CPRA, include requirements for operationalizing new rights and concepts introduced by the CPRA, and expand upon other provisions of the law. Although the rulemaking process is still underway, the CPRA regulations may ultimately increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Thus, we expect that continuing to maintain compliance with California’s legal requirements, including monitoring and adjusting to new regulations and interpretations that affect our approach to compliance, will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

In addition, four other states have enacted comprehensive consumer privacy laws, and more states are expected to follow. Like the CPRA, the Virginia Consumer Data Protection Act will go into effect on January 1, 2023. The Colorado Privacy Act and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring will both take effect on July 1, 2023. The Utah Consumer Privacy Act takes effect on December 31, 2023. All of these laws protect a broadly-defined concept of “personal data,” and each law grants individuals a range of privacy rights relating to such data, including the right to opt out of targeted advertising and certain profiling activities. The State of Colorado began the formal rulemaking process and introduced an initial set of draft regulations for implementing the Colorado Privacy Act (“CPA”). Although the rulemaking process is still underway, the CPA regulations, as well as the other state laws, may ultimately increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual and platform changes, we cannot predict with certainty the effect of these laws and their implementing regulations on our business.

Laws governing the processing of personal data in Europe (including the U.K., European Union and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation (“GDPR”), which applies to us, came into effect on May 25, 2018. Like the laws passed in California and other states, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy

Directive. Although the TCF is actively in use, its viability as a compliance mechanism is under attack by the Belgian Data Protection Authority (“DPA”) and others and we cannot predict its effectiveness over the long term. In February 2022, the Belgian DPA issued an order against IAB Europe that imposes specific remedies on IAB Europe and its operation of TCF. IAB Europe appealed the Belgian DPA’s decision, and recently, the Belgian Market Court issued an interim ruling on the appeal and referred preliminary questions to the Court of Justice of the European Union (“CJEU”) for guidance. This referral to the CJEU suggests that a final judgement by the Market Court is unlikely until at least 2023. It is unclear whether the Belgian DPA will rule on the corrective action plan submitted by the IAB prior to a final judgement on the appeal. Further, other European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, we have to comply with both the GDPR and the United Kingdom Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR and the United Kingdom Data Protection Act 2018, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the United States, like many U.S. and European companies, we have relied upon, and were certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice (“Schrems II”) as an adequate mechanism by which EU companies may pass personal data to the United States, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the United States is in question. In June 2021, the European Commission published revised standard contractual clauses, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. In October 2022, the White House released an executive order implementing a new EU-U.S. data transfer mechanism, the Trans-Atlantic Data Privacy Framework (“DPF”). The DPF aims to address the concerns raised by the court in Schrems II relating to perceived risks of transferring personal data to the United States by putting in place a new set of “commercial principles” similar to the old Privacy Shield Framework together with new rules governing U.S. intelligence authorities and redress for EU individuals. The European Commission launched an assessment of the DPF’s adequacy, which is expected to be completed in 2023. If granted, an adequacy determination would reduce the legal uncertainty of cross-border transfers of personal data. However, until an adequacy determination is granted, the validity of the standard contractual clauses as a transfer mechanism remains uncertain. If all or some jurisdictions within the EU or the United Kingdom determine that the new standard contractual clauses also cannot be used to transfer personal data to the United States and if the DPF is not ultimately adopted, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If left with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
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
Adapting our business to privacy laws enacted at the state level and their implementing regulations and to the enhanced and evolving privacy obligations in the EU and elsewhere could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance costs. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under existing and future privacy laws and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.
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
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely in the second half of 2024. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” or use of their personal information for targeted advertising purposes under state privacy laws in ways that stop or severely limit the ability to show targeted ads. Because additional state laws require businesses to permit end users to opt out of processing their personal information for purposes of targeted advertising, we expect that more opt-out solutions will become available that may ultimately be used by end users.
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

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A ruling by the Court of Justice of the European Union clarified that such consent must be reflected by an affirmative act of the user, and European regulators are increasingly agitating for more robust forms of consent and bringing enforcement actions against major platforms, including Amazon, Facebook, and Google, concerning their cookie consent mechanisms. These developments have resulted in decreased reliance on implied consent mechanisms that have been used to meet requirements of the ePrivacy Directive in some markets. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.

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

The market for talent in many of our areas of operations, including California and New York, is intensely competitive, as technology companies like ours compete to attract the best talent. As a business-to-business company, we do not have the same level of name recognition among potential recruits as business-to-consumer companies. Additionally, we have less experience with recruiting and less name recognition in geographies outside of the United States and may face additional challenges in attracting and retaining international employees. In addition, many companies now offer a remote or hybrid work environment, which may increase the competition for employees from employers outside of our traditional office locations. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. New employees often require significant training and, in many cases, take significant time before they achieve full productivity. Our account managers, for instance, need to be trained quickly on the features of our platform since failure to offer high-quality support may adversely affect our relationships with our clients.

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
•geopolitical and social factors, such as concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate, recessions, armed conflicts and wars, political instability and trade disputes;
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
We have experienced and may continue to experience rapid expansion of our employee ranks. We believe our corporate culture has been a key element of our success. However, as our organization grows and expands globally, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, financial condition and results of operations could be harmed.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of September 30, 2022, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.8% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we plan to designate as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to Legal Proceedings.
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
While the majority of the transactions through our platform are denominated in U.S. Dollars, we have transacted in foreign currencies, both for inventory and data and for payments by clients from use of our platform. We also have expenses denominated in currencies other than the U.S. Dollar. Given our anticipated international growth, we expect the number of transactions in a variety of foreign currencies to continue to grow in the future. While we generally require a fee from our clients that pay in non-U.S. currency, this fee may not always cover foreign currency exchange rate fluctuations. In addition, for those clients that pay in non-U.S. currency, we often pay for the advertising inventory and data purchased by such clients in U.S. Dollars. As a result, any increase in the value of the U.S. Dollar against these foreign currencies could cause our revenue to decline relative to our costs. Although we currently have a program to hedge exposure to foreign currency fluctuations, the use of hedging instruments may not be available for all currencies or may not always offset losses resulting from foreign currency exchange rate fluctuations. Moreover, the use of hedging instruments can itself result in losses if we are unable to structure effective hedges with such instruments.
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

THE TRADE DESK, INC. (Registrant)

Dated: November 9, 2022	/s/ Blake J. Grayson
Blake J. Grayson
Chief Financial Officer (Principal Financial and Accounting Officer)