Form 10-Q
period 2023-03-31
Trade Desk, Inc.
filed 2023-05-10
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Registrant’s telephone number, including area code: (805) 585-3434
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, the registrant had 444,813,611 shares of Class A common stock and 44,035,900 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$892,702	$1,030,506
Short-term investments, net	437,730	416,080
Accounts receivable, net of allowance for credit losses of $10,792 and $10,477 as of March 31, 2023 and December 31, 2022, respectively	2,086,332	2,347,195
Prepaid expenses and other current assets	59,101	51,836
TOTAL CURRENT ASSETS	3,475,865	3,845,617
Property and equipment, net	170,454	173,759
Operating lease assets	212,042	220,396
Deferred income taxes	94,028	94,028
Other assets, non-current	47,249	46,879
TOTAL ASSETS	$3,999,638	$4,380,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,677,154	$1,871,419
Accrued expenses and other current liabilities	100,146	105,474
Operating lease liabilities	53,054	52,430
TOTAL CURRENT LIABILITIES	1,830,354	2,029,323
Operating lease liabilities, non-current	200,728	208,527
Other liabilities, non-current	27,749	27,490
TOTAL LIABILITIES	2,058,831	2,265,340
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 444,158 and 446,456 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively Class B, 95,000 shares authorized; 44,036 and 44,012 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,558,830	1,449,825
Retained earnings	381,977	665,514
TOTAL STOCKHOLDERS’ EQUITY	1,940,807	2,115,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,999,638	$4,380,679
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$382,803	$315,323
Operating expenses:
Platform operations	84,867	63,890
Sales and marketing	97,222	70,688
Technology and development	93,710	71,999
General and administrative	130,312	125,799
Total operating expenses	406,111	332,376
Loss from operations	(23,308)	(17,053)
Other expense (income):
Interest expense (income), net	(14,423)	1,076
Foreign currency exchange loss (gain), net	723	(795)
Total other expense (income), net	(13,700)	281
Loss before income taxes	(9,608)	(17,334)
Benefit from income taxes	(18,934)	(2,736)
Net income (loss)	$9,326	$(14,598)
Earnings (loss) per share:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)
Weighted-average shares outstanding:
Basic	489,712	484,190
Diluted	499,795	484,190
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	483,441	$—	$915,177	$612,129	$1,527,306
Exercise of common stock options	2,395	—	24,408	—	24,408
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	190	—	(13,428)	—	(13,428)
Stock-based compensation	—	—	125,415	—	125,415
Net loss	—	—	—	(14,598)	(14,598)
Balance as of March 31, 2022	486,026	$—	$1,051,572	$597,531	$1,649,103

Balance as of December 31, 2022	490,468	$—	$1,449,825	$665,514	$2,115,339
Exercise of common stock options	2,451	—	10,365	—	10,365
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	414	—	(15,595)	—	(15,595)
Repurchases of Class A common stock	(5,139)	—	—	(292,863)	(292,863)
Stock-based compensation	—	—	114,235	—	114,235
Net income	—	—	—	9,326	9,326
Balance as of March 31, 2023	488,194	$—	$1,558,830	$381,977	$1,940,807
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$9,326	$(14,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,293	12,350
Stock-based compensation	113,470	124,895
Noncash lease expense	11,917	10,515
Allowance for credit losses on accounts receivable	316	725
Deferred income taxes	—	(5,304)
Other	(1,310)	998
Changes in operating assets and liabilities:
Accounts receivable	258,165	259,483
Prepaid expenses and other current and non-current assets	(5,481)	23,743
Accounts payable	(200,701)	(245,937)
Accrued expenses and other current and non-current liabilities	(4,309)	(8,688)
Operating lease liabilities	(13,113)	(11,990)
Net cash provided by operating activities	187,573	146,192
INVESTING ACTIVITIES:
Purchases of investments	(144,721)	(121,221)
Maturities of investments	126,731	64,133
Purchases of property and equipment	(9,156)	(8,401)
Capitalized software development costs	(1,467)	(1,614)
Net cash used in investing activities	(28,613)	(67,103)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(291,534)	—
Proceeds from exercise of stock options	10,365	24,408
Taxes paid related to net settlement of restricted stock awards	(15,595)	(13,428)
Net cash provided by (used in) financing activities	(296,764)	10,980
Increase (decrease) in cash and cash equivalents	(137,804)	90,069
Cash and cash equivalents—Beginning of period	1,030,506	754,154
Cash and cash equivalents—End of period	$892,702	$844,223
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$15,342	$14,030
Operating lease assets obtained in exchange for operating lease liabilities	$3,999	$4,732
Capitalized assets financed by accounts payable	$5,214	$1,837
Tenant improvements paid by lessor	$1,552	$—
Stock-based compensation included in capitalized software development costs	$765	$520
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022.
There have been no material changes to the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2022, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
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
Management regularly evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for credit losses, (3) operating lease assets and liabilities, including the Company’s incremental borrowing rate and terms and provisions of each lease, (4) the useful lives of property and equipment and capitalized software development costs, (5) income taxes, (6) assumptions used in the option pricing models to determine the fair value of stock-based compensation and (7) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
As of March 31, 2023, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors, such as rising interest rates, inflation, changes in foreign currency exchange rates and supply chain disruptions, continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Note 3—Earnings Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022*
Numerator:
Net income (loss)	$9,326	$(14,598)
Denominator:
Weighted-average shares outstanding—basic	489,712	484,190
Effect of dilutive securities	10,083	—
Weighted-average shares outstanding—diluted	499,795	484,190
Basic earnings (loss) per share	$0.02	$(0.03)
Diluted earnings (loss) per share	$0.02	$(0.03)
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings (loss) per share	9,832	—
_______________
* Diluted loss per share attributable to the Company for the three months ended March 31, 2022 excluded all potentially dilutive securities because there was a net loss for the period and the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted loss per share were 25,609 thousand shares under stock-based award plans for the three months ended March 31, 2022.
Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of March 31, 2023
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$259,646	$—	$259,646
Level 1:
Money market funds	598,788	—	598,788
Level 2:
Commercial paper	33,268	143,428	176,696
Corporate debt securities	—	155,317	155,317
U.S. government and agency securities	1,000	138,985	139,985
Total	$892,702	$437,730	$1,330,432

	As of December 31, 2022
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$339,717	$—	$339,717
Level 1:
Money market funds	640,233	—	640,233
Level 2:
Commercial paper	50,556	126,507	177,063
Corporate debt securities	—	180,502	180,502
U.S. government and agency securities	—	109,071	109,071
Total	$1,030,506	$416,080	$1,446,586
The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three months ended March 31, 2023 and 2022, were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

March 31, 2023
Due in one year	$399,685
Due in one to two years	38,045
Total	$437,730
Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$11,847	$12,484
Short-term lease cost	472	472
Variable lease cost	3,103	1,943
Sublease income	(546)	(626)
Total lease cost	$14,876	$14,273
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
On December 17, 2021, the Company amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars. On February 9, 2023, the Company further amended its Credit Facility (the “Amended Credit Facility”) to transition from a variable interest rate based on the London Interbank Offered Rate to a variable interest rate based on the secured overnight financing rate (“SOFR”).

Loans under the Amended Credit Facility bear interest at a rate equal to, at the Company’s option, an annual rate of either a Base Rate or an adjusted term SOFR rate (defined as SOFR for a specified term plus a credit spread adjustment of 10 basis points, subject to a 0% floor), plus an applicable margin (“Base Rate Borrowings” and “Term SOFR Borrowings”). The Base Rate is defined as a rate per annum for any day equal to the greatest of (1) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (2) the New York Federal Reserve Bank Rate in effect on such day plus half of 1%, and (3) the adjusted term SOFR rate for a one-month interest period on such day plus 1%. The applicable margin is between 0.25% to 1.25% for Base Rate Borrowings and between 1.25% and 2.25% for Term SOFR Rate Borrowings based on the Company maintaining certain leverage ratios. The fee for undrawn amounts under the Amended Credit Facility ranges, based on the applicable leverage, from 0.200% to 0.350%. The Company is also required to pay customary letter of credit fees, as necessary.
As of March 31, 2023, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of March 31, 2023, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of March 31, 2023, the Company was in compliance with all covenants.
Note 7—Capitalization
Share Repurchase Program
In February 2023, the Company’s board of directors approved a share repurchase program with authorization to purchase up to $700 million of its Class A common stock, which has no expiration date. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of the Company’s board of directors.
During the three months ended March 31, 2023, the Company repurchased and subsequently retired five million shares of our Class A common stock for an aggregate repurchase amount of $293 million. As of March 31, 2023, $407 million remained available and authorized for repurchases. Activity under the share repurchase program was recognized in the condensed consolidated financial statements on a trade-date basis.

Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Platform operations	$3,946	$5,950
Sales and marketing	14,123	16,525
Technology and development	20,867	22,393
General and administrative	74,534	80,027
Total	$113,470	$124,895
Stock Options
The following summarizes stock option activity:

	Shares Under Option (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	15,418	$19.82
Granted	65	53.95
Exercised	(2,451)	4.21
Expired/Forfeited	(55)	45.47
Outstanding as of March 31, 2023	12,977	$22.84
Exercisable as of March 31, 2023	10,422	$15.54
At March 31, 2023, the Company had unrecognized stock-based compensation relating to stock options, excluding the CEO Performance Option (as defined below), of approximately $78 million, which is expected to be recognized over a weighted-average period of 2.2 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. The CEO Performance Option has an exercise price of $68.29 per share. At December 31, 2022, the CEO Performance Option had 19.2 million options outstanding. No options were granted, exercised, forfeited or expired during the three months ended March 31, 2023. At March 31, 2023, the CEO Performance Option had 2.4 million exercisable options and 19.2 million options outstanding. Stock-based compensation of $60 million and $66 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $339 million that is expected to be recognized over a weighted-average period of 2.2 years, assuming no acceleration of vesting.

Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	8,747	$57.41
Granted	837	51.94
Vested	(702)	50.05
Forfeited	(196)	58.33
Unvested as of March 31, 2023	8,686	$57.46
At March 31, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $455 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense related to the ESPP totaled $3 million and $26 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $5 million, which is expected to be recognized over a weighted-average period of 0.8 years.
Note 9—Income Taxes
In determining the interim benefit from income taxes for the three months ended March 31, 2023, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur. In determining the interim benefit from income taxes for the three months ended March 31, 2022, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting.” The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis.
For the three months ended March 31, 2023 and 2022, the benefit from income taxes included benefits associated with stock-based awards of $27 million and $26 million, respectively.

For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation, state and foreign taxes, the impact of tax benefits associated with stock-based awards and research and development tax credits.
There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2023, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
Note 10—Segment and Geographic Information
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

Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended March 31,
	2023	2022
United States	88%	88%
International	12%	12%
Total	100%	100%
Note 11— Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2023 and 2022.
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
On May 27, 2022, a stockholder of the Company filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560 was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. The Company expects these lawsuits eventually will be consolidated. The two complaints allege generally that the Defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the Defendants moved to dismiss the consolidated complaint. On March 24, 2023, plaintiffs filed an opposition to defendants’ motions to dismiss. Defendants’ replies in support of their motions to dismiss are due on May 19, 2023, and oral argument is scheduled for October 9, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of the COVID-19 pandemic and other macroeconomic factors on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, share repurchases and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview
We offer a self-service, cloud-based ad-buying platform that empowers our clients to plan, manage, optimize and measure more expressive data-driven digital advertising campaigns. Our platform allows clients to execute integrated campaigns across ad formats and channels, including video (which includes CTV), display, audio, digital-out-of-home, native and social, on a multitude of devices, such as computers, mobile devices, televisions and streaming devices. Our platform’s integrations with major inventory, publisher and data partners provide ad buyers reach and decisioning capabilities, and our enterprise application programming interfaces enable our clients to customize and expand platform functionality.
Our clients are advertising agencies, brands and other service providers for advertisers, with whom we enter into ongoing master service agreements (“MSAs”). We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

Executive Summary
Highlights

	Three Months Ended March 31,
	Dollars		Change
	2023	2022	$	%
	(in thousands)
Revenue	$382,803	$315,323	$67,480	21%
Net income (loss)	$9,326	$(14,598)	$23,924	NM
__________________
NM: Not meaningful.
Trends, Opportunities and Challenges
The growing digitization of media and fragmentation of audiences has increased the complexity of advertising and thereby increased the need for automation in ad buying, which we provide on our platform. In order to grow, we will need to continue to develop our platform’s programmatic capabilities and advertising inventory. We believe that key opportunities include our ongoing global expansion, continuing development of our video (including CTV), audio and native ad inventory, and continuing development of the data usage, measurement and targeting capabilities provided by our platform.
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
We believe the markets outside of the United States, and in particular across Europe and Asia in markets such as the United Kingdom, Germany, France, China, Japan and India, offer opportunities for growth. However, such markets may also pose challenges related to compliance with local laws and regulations, restrictions on foreign ownership or investment, uncertainty related to trade relations and a variety of additional risks. We intend to make additional investments in sales and marketing and product development to expand in international markets where we are making significant investments in our platform and growing our team.
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
During the second half of 2022, many of our employees adopted a hybrid work schedule consisting of both in-person work and working from home. Additionally, we resumed travel and in-person events in accordance with applicable regional guidance, resulting in an increase in operating expenses for the first quarter of 2023 compared to the first quarter of 2022, before such travel and in-person events resumed. Our costs and expenses may increase as we continue to increase office activity globally, further increase travel, participate in and hold more in-person meetings and events and increase capital expenditures for additional office space. We continue to monitor the effects of the COVID-19 pandemic and take steps deemed appropriate to limit the impact on our business.
Results of Operations for the Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended March 31,
	2023		2022
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$382,803	100%	$315,323	100%
Operating expenses:
Platform operations	84,867	22%	63,890	20%
Sales and marketing	97,222	25%	70,688	22%
Technology and development	93,710	24%	71,999	23%
General and administrative	130,312	34%	125,799	40%
Total operating expenses	406,111	106%	332,376	105%
Loss from operations	(23,308)	(6)%	(17,053)	(5)%
Total other expense (income), net	(13,700)	(4)%	281	—%
Loss before income taxes	(9,608)	(3)%	(17,334)	(5)%
Benefit from income taxes	(18,934)	(5)%	(2,736)	(1)%
Net income (loss)	$9,326	2%	$(14,598)	(5)%
_______________
Note: Percentages may not sum due to rounding.

Revenue
Revenue increased by $67 million, or 21%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by more advertisers and more campaigns executed by existing clients.
Platform Operations
Platform operations expense increased by $21 million, or 33%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to increases of $13 million in hosting costs and $8 million in personnel costs, partially offset by a $2 million decrease in stock-based compensation. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients and by investment in new data centers to support our platform. The increase in personnel costs was due to an increase in headcount as well as return-to-office, travel and employee engagement costs, including in-person events that did not occur in the first quarter of the prior year. The decrease in stock-based compensation was primarily due to the impact of stock price volatility on employee stock purchase plan (“ESPP”) expense, partially offset by new equity grants in line with headcount growth.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our growth.
Sales and Marketing
Sales and marketing expense increased by $27 million, or 38%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $25 million in personnel costs, partially offset by a $2 million decrease in stock-based compensation, a $2 million increase in advertising and marketing costs and a $2 million increase in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and to continue to develop and maintain relationships with our clients; an increase in incentive compensation; and return-to-office, travel and employee engagement costs, including in-person events that did not occur in the first quarter of the prior year. The increase in advertising and marketing costs was primarily due to an increase in marketing campaigns, events, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses. The decrease in stock-based compensation was primarily due to the impact of stock price volatility on ESPP expense, partially offset by new equity grants in line with headcount growth.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense increased by $22 million, or 30%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $21 million in personnel costs, partially offset by a $2 million decrease in stock-based compensation, and a $2 million increase in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform, as well as return-to-office, travel and employee engagement costs, including in-person events that did not occur in the first quarter of the prior year. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses. The decrease in stock-based compensation was primarily due to the impact of stock price volatility on ESPP expense, partially offset by new equity grants in line with headcount growth.
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
General and Administrative
General and administrative expense increased by $5 million, or 4%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to an increase of $13 million in personnel costs partially offset by a $5 million decrease in administrative costs and a $5 million decrease in stock-based compensation. The increase in personnel costs was primarily attributable to increased headcount to support our growth as well as return-to-office, travel and employee engagement costs, including in-person events that did not occur in the first quarter of the prior year. The decrease in administrative costs was primarily driven by a credit to local business taxes. The decrease in stock-based compensation was primarily driven by a $6 million decrease in expense related to the CEO Performance Option driven by the graded-vesting attribution method, as well as a $4 million decrease in ESPP expense driven by the impact of stock price volatility, partially offset by a $5 million increase in expense related to new equity grants in line with headcount growth.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure to support growth.

Total Other Expense (Income), Net
Total other income, net increased by $14 million for the three months ended March 31, 2023, as compared to total other expense, net for the three months ended March 31, 2022. The increase was primarily due to higher interest income on our short-term investments driven by rising interest rates.
Benefit from Income Taxes
The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2023 and 2022, respectively.
The benefit from income taxes increased by $16 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to a lower impact attributable to nondeductible stock-based compensation coupled with higher tax benefits associated with employee stock-based awards.
Liquidity and Capital Resources
As of March 31, 2023, we had working capital of $1,646 million, which included $893 million in cash and cash equivalents, $116 million of which was held by our international subsidiaries, and $438 million in short-term investments in marketable securities. Additionally, we had $445 million available under our Credit Facility (refer to the “Credit Facility” section below). For the three months ended March 31, 2023, we generated $188 million in cash flows from operating activities.
We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Credit Facility will be sufficient to meet our working capital requirements for at least the next 12 months. We believe our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our share repurchase program. Further, we have a shelf registration statement on Form S-3 on file with the SEC (the “Shelf Registration”), which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A. Risk Factors” within this Quarterly Report on Form 10-Q.
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

On December 17, 2021, we amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars. On February 9, 2023, we further amended the Credit Facility (the “Amended Credit Facility”) to transition from a variable interest rate based on the London Interbank Offered Rate to a variable interest rate based on the secured overnight financing rate (“SOFR”).
As of March 31, 2023, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of March 31, 2023, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of March 31, 2023, we were in compliance with all covenants.
For additional information regarding the Amended Credit Facility, refer to Note 6—Debt.
Share Repurchase Program
In February 2023, our board of directors approved a share repurchase program with authorization to purchase up to $700 million of our Class A common stock, which has no expiration date. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors.
During the three months ended March 31, 2023, we repurchased and subsequently retired five million shares of our Class A common stock for an aggregate repurchase amount of $293 million. As of March 31, 2023, $407 million remained available and authorized for repurchases.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$187,573	$146,192
Net cash used in investing activities	$(28,613)	$(67,103)
Net cash provided by (used in) financing activities	$(296,764)	$10,980
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
For the three months ended March 31, 2023, cash provided by operating activities of $188 million resulted primarily from net income adjusted for noncash items of $153 million, and a net increase in our operating assets and liabilities of $35 million. The net increase in our operating assets and liabilities was primarily due to a $258 million decrease in accounts receivable, partially offset by a $201 million decrease in accounts payable and a $13 million decrease in operating lease liabilities. The decrease in accounts receivable was due to seasonality and the timing of cash receipts from clients. The decrease in accounts payable was due to seasonality and the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The decrease in operating lease liabilities was due primarily to rent payments.
For the three months ended March 31, 2022, cash provided by operating activities of $146 million resulted primarily from net income adjusted for noncash items of $129 million and a net increase in our operating assets and liabilities of $17 million. The net increase was primarily due to a $259 million decrease in accounts receivable and a $24 million decrease in prepaid expenses and other assets, partially offset by a $246 million decrease in accounts payable and a $12 million decrease in operating lease liabilities. The decrease in accounts receivable was due to seasonality and the timing of cash receipts from clients. The decrease in prepaid expenses and other assets was primarily due to the receipt of an income tax refund. The decrease in accounts payable was due to seasonality and the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The decrease in operating lease liabilities was due primarily to rent payments.
Investing Activities
Our primary investing activities consist of investing in short-term marketable securities, purchases of property and equipment for the expansion of our new facilities in support of our expanding headcount as a result of our growth and capital expenditures to develop our software in support of enhancing our technology platform. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
For the three months ended March 31, 2023, we used $29 million of cash in investing activities, consisting of $18 million of net purchases of short-term investments, $9 million to purchase property and equipment and nearly $2 million of investments in capitalized software.
For the three months ended March 31, 2022, we used $67 million of cash in investing activities, consisting of $57 million of net purchases of short-term investments, $8 million to purchase property and equipment and $2 million of investments in capitalized software.
Financing Activities
For the three months ended March 31, 2023, we used $297 million of cash in financing activities, consisting of $292 million of cash paid for repurchases of Class A common stock and $16 million of taxes paid for restricted stock award settlements, partially offset by $10 million of proceeds from stock option exercises.
For the three months ended March 31, 2022, cash provided by financing activities of $11 million was primarily due to $24 million of proceeds from stock option exercises, partially offset by $13 million of taxes paid for restricted stock award settlements.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2023 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations at March 31, 2023 (in thousands):

	Payments Due by Period
	Remainder of 2023	2024 and Thereafter	Total
Operating lease commitments	$46,499	$237,074	$283,573
Other contractual commitments	98,008	384,354	482,362
Total	$144,507	$621,428	$765,935
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2023.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Amended Credit Facility, which accrues interest at a variable rate. No amount was owed on our Amended Credit Facility as of March 31, 2023. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of March 31, 2023, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $4 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, Australian Dollar, British Pound, Canadian Dollar, Japanese Yen, Indonesian Rupiah and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of March 31, 2023, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $32 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures and under some circumstances could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On March 24, 2023, plaintiffs filed an opposition to defendants’ motions to dismiss. Defendants’ replies in support of their motions to dismiss are due on May 19, 2023, and oral argument is scheduled for October 9, 2023.

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
Information relating to individuals and their devices (sometimes called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of such data. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile application identifiers), which are or may be considered personal data or personal information in many jurisdictions or otherwise may be the subject of regulation. In connection with newer products and services, including Unified ID 2.0 (and soon, EUID), we may also receive information that directly identifies individuals, such as email addresses and phone numbers. We may receive such information both directly from consumers and from our clients, and we deploy technical and contractual measures to limit how such identifying information can be used and shared.
The global regulatory landscape regarding the protection of personal information is evolving, and U.S. (state and federal) and foreign governments are considering enacting additional legislation and rulemaking related to data privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., in August 2022 the U.S. Federal Trade Commission (the “FTC”) released and accepted comments on an advance notice of proposed rulemaking concerning “commercial surveillance” covering a host of data privacy and security topics. In March 2023, the Consumer Financial Protection Bureau issued a Request for Information for planned rulemaking under the Fair Credit Reporting Act related to the business practices of data brokers, described as entities “that collect, aggregate, sell, resell, license, or otherwise share consumers’ personal information with other parties.” In addition, a potential federal data privacy law remains the subject of active discussion; in March 2023, the House Committee on Energy and Commerce Subcommittee on Innovation, Data, and Commerce held a hearing on “Promoting U.S. Innovation & Individual Liberty through a National Standard for Data Privacy,” where a federal privacy bill that was introduced last year was heavily discussed and appeared to have bipartisan support. If passed, the bill would substantially impact the online advertising ecosystem.
State lawmakers are also actively addressing consumer data privacy issues. By the end of 2023, five states will have broad-based consumer privacy laws in effect: California, Virginia, Colorado, Connecticut, and Utah. In addition, Iowa recently passed a similarly broad consumer privacy law, which goes into effect in 2025. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws require covered businesses to meet numerous data privacy-related obligations, among other requirements, establishing data privacy rights for consumers in such states (including rights to request deletion of and access to personal information), imposing special rules on the collection of consumer data from minors and other data deemed “sensitive” under the laws, and creating new notice obligations. Most significant for the advertising industry, however, these laws require all businesses that engage in certain advertising uses of consumer personal information to offer and honor an opt-out of such activities, including, in three states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, referring to such practices as “processing for targeted advertising,” “sales” or “sharing” of personal information, but the opt-out requirement exists under each state’s law.) Importantly, as a consequence of these data privacy-related obligations, the availability of data within our platform and the advertising ecosystem more broadly may decline, potentially making our platform and services less valuable to our clients.
California first passed an omnibus consumer privacy law in 2018. Though updates to that law went into effect on January 1, 2023, enforcement activity under the initial law in 2022 revealed that regulators interpret “sales” broadly to include common advertising technology practices. This enforcement activity, together with the updates to California’s laws and the state laws that will take effect throughout 2023 and beyond, will impact our practices and those of our clients and others in the advertising industry. Recent enforcement activity by the California Attorney General also reflects an ongoing focus on online advertising activities and signals regulators’ willingness to pursue in-depth investigations and impose substantial penalties on entities allegedly operating in violation of the statute.
The California law (the California Consumer Privacy Act, or “CCPA”) also creates a potentially severe statutory damages framework for violations of the law and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.
Although rulemaking activities remain ongoing, the CCPA and the existing implementing regulations will likely increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Thus, we expect that continuing to maintain compliance with California’s legal requirements, including monitoring and adjusting to new regulations and interpretations that affect our approach to compliance, will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
The privacy laws passed in Virginia, Colorado, Connecticut, Utah and Iowa, are structured somewhat differently from the CCPA but result in many of the same compliance obligations, and may similarly require significant time, resources and expense to develop and maintain compliance. Like the amendments to the CPRA, the Virginia Consumer Data Protection Act recently went into effect on January 1, 2023. The Colorado Privacy Act (“CPA”) and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring will both take effect on July 1, 2023. The Utah Consumer Privacy Act takes effect on December 31, 2023, and Iowa’s law, Senate File 262, an Act relating to consumer data protection, takes effect on January 1, 2025. All of these laws protect a broadly-defined concept of “personal data,” and each law grants individuals a range of data privacy rights relating to such data, including the right to opt out of targeted advertising and certain profiling activities. The Colorado Attorney General recently finalized the regulations for implementing the Colorado Privacy Act, which impose detailed requirements for compliance with a variety of CPA obligations such as those related to offering and honoring an opt-out of certain advertising activities, including through browser or device-based preference signals. The CPA regulations, as well as the other state laws, may ultimately increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual and platform changes, we cannot predict with certainty the effect of these laws and their implementing regulations on our business. In addition to the six broad-based consumer privacy laws, there has been an increased regulatory focus on protecting certain categories of personal information perceived as especially sensitive, such as health data and children’s data. For instance, California recently adopted the Age-Appropriate Design Code Act, which would effectively prohibit showing targeted advertisements to children (defined as those under 18) through restrictions on processing children’s personal information beyond reasons necessary to providing the requested service. Further, the new Utah Social Media Regulation Act seeks to prohibit social media companies from, among other things, displaying and targeting advertising to accounts held by a Utah minor (defined as those under 18). These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance costs and obligations on us, our clients, and other companies in the advertising industry.
Laws governing the processing of personal data in Europe (including the U.K., European Union and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation (“GDPR”), which applies to us, came into effect on May 25, 2018. Like the omnibus laws passed in California and other states, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism is under review by the Belgian Data Protection Authority (“DPA”) and others and we cannot predict its effectiveness over the long term. In February 2022, the Belgian DPA issued an order against IAB Europe that imposes specific remedies on IAB Europe and its operation of TCF. IAB Europe is presently challenging the decision and the issue continues to work through the court and regulatory system. It is unclear what these actions will mean for the TCF system. Further, other European regulators have questioned TCF’s viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the Framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, we must comply with both the GDPR and the United Kingdom Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR and the United Kingdom Data Protection Act 2018, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the United States, like many U.S. and European companies, we have relied upon, and were certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice (a decision referred to as “Schrems II”) as an adequate mechanism by which EU companies may pass personal data to the United States, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the United States is in question. In June 2021, the European Commission published revised standard contractual clauses, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. In October 2022, the White House released an executive order implementing a new EU-U.S. data transfer mechanism, the Trans-Atlantic Data Privacy Framework (“DPF”). The DPF aims to address the concerns raised by the court in Schrems II relating to perceived risks of transferring personal data to the United States by putting in place a new set of “commercial principles” similar to the old Privacy Shield Framework together with new rules governing U.S. intelligence authorities and redress for EU individuals. The European Commission launched the process to adopt a final adequacy decision, which, if granted, would reduce the legal uncertainty of cross-border transfers of personal data. However, until an adequacy decision is granted, the validity of the standard contractual clauses as a transfer mechanism remains uncertain. If all or some jurisdictions within the EU or the United Kingdom determine that the new standard contractual clauses also cannot be used to transfer personal data to the United States and if the DPF is not ultimately adopted, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If left with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
Regulatory investigations and enforcement actions could also impact us. In the U.S., the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. For example, the FTC recently brought two separate enforcement actions against companies regarding their alleged disclosure of consumer health data to third-party platforms for advertising purposes, signaling increased regulatory scrutiny of advertising practices that involve particularly “sensitive” categories of personal information such as health data. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, such as the CCPA or GDPR, or consumer protection laws such as the FTC Act. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties’ adherence to data privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients, partners and providers that they will comply with all applicable laws, including all relevant data privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to data privacy laws and regulations. If our clients, partners or providers fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages and related possible investigation or other regulatory activity.
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
In addition to our legal obligations, we have committed to comply, and generally require our clients, providers and partners to comply, with applicable self-regulatory principles, such as the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the United States, and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. If we or our clients or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding targeted advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.
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
As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked implemented through an opt-out preference tool such as the “Global Privacy Control.” In addition to the CCPA, recent state laws, such as those enacted in Colorado and Connecticut and regulations issued pursuant to the CCPA and CPA address and expand on requirements for honoring browser-based or similar technical signals for consumers to opt out of the sale of personal information and the use of personal information for targeted advertising purposes. If use of the “Global Privacy Control” or similar signals is adopted by many Internet users or if such a standard is imposed by additional states or by federal or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition and results of operations could be adversely affected.
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
•trading activity in our share repurchase program;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of March 31, 2023, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.8% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to Legal Proceedings.
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
We cannot guarantee that our share repurchase program will be fully consummated, that it will enhance long-term stockholder value, or that it will successfully mitigate the dilutive effect of employee equity awards. Share repurchases diminish our cash reserves and could also increase the volatility of the trading price of our Class A common stock.
While our board of directors authorized a share repurchase program that does not have an expiration date, the program does not obligate us to acquire any particular amount of Class A common stock and it may be terminated at any time. We cannot guarantee that the program will be fully consummated, that it will enhance long-term stockholder value, or that it will successfully mitigate the dilutive effect of employee equity awards. Any repurchases will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements. In addition, the program could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our Class A common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended March 31, 2023 (in thousands, except per share amounts):

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1- 31	—	$—	—	$—
February 1-28	2,190	$57.05	2,190	$575,006
March 1-31	2,949	$56.93	2,949	$407,137
	$5,139		$5,139
_______________
(1) On February 15, 2023, we announced that our board of directors approved a share repurchase program with authorization to repurchase up to $700 million our Class A common stock, which commenced in February 2023 and has no expiration date. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The program does not obligate us to acquire a minimum amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors. See Note 7—Capitalization in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share includes costs associated with the repurchases.

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

THE TRADE DESK, INC. (Registrant)

Dated: May 10, 2023	/s/ Blake J. Grayson
Blake J. Grayson
Chief Financial Officer (Principal Financial and Accounting Officer)