Form 10-Q
period 2023-06-30
Trade Desk, Inc.
filed 2023-08-09
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, the registrant had 446,162,505 shares of Class A common stock and 44,035,900 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$965,831	$1,030,506
Short-term investments, net	465,113	416,080
Accounts receivable, net of allowance for credit losses of $10,648 and $10,477 as of June 30, 2023 and December 31, 2022, respectively	2,346,070	2,347,195
Prepaid expenses and other current assets	54,749	51,836
TOTAL CURRENT ASSETS	3,831,763	3,845,617
Property and equipment, net	159,805	173,759
Operating lease assets	212,088	220,396
Deferred income taxes	94,028	94,028
Other assets, non-current	49,284	46,879
TOTAL ASSETS	$4,346,968	$4,380,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,892,906	$1,871,419
Accrued expenses and other current liabilities	103,285	105,474
Operating lease liabilities	54,793	52,430
TOTAL CURRENT LIABILITIES	2,050,984	2,029,323
Operating lease liabilities, non-current	198,075	208,527
Other liabilities, non-current	26,499	27,490
TOTAL LIABILITIES	2,275,558	2,265,340
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 446,013 and 446,456 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively Class B, 95,000 shares authorized; 44,036 and 44,012 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,700,498	1,449,825
Retained earnings	370,912	665,514
TOTAL STOCKHOLDERS’ EQUITY	2,071,410	2,115,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,346,968	$4,380,679
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$464,254	$376,962	$847,057	$692,285
Operating expenses:
Platform operations	86,654	67,490	171,521	131,380
Sales and marketing	111,489	89,420	208,711	160,108
Technology and development	98,308	83,483	192,018	155,482
General and administrative	126,130	134,826	256,442	260,625
Total operating expenses	422,581	375,219	828,692	707,595
Income (loss) from operations	41,673	1,743	18,365	(15,310)
Other expense (income):
Interest expense (income), net	(17,507)	(656)	(31,930)	420
Foreign currency exchange loss (gain), net	(747)	317	(24)	(478)
Total other income, net	(18,254)	(339)	(31,954)	(58)
Income (loss) before income taxes	59,927	2,082	50,319	(15,252)
Provision for income taxes	26,988	21,155	8,054	18,419
Net income (loss)	$32,939	$(19,073)	$42,265	$(33,671)
Earnings (loss) per share:
Basic	$0.07	$(0.04)	$0.09	$(0.07)
Diluted	$0.07	$(0.04)	$0.08	$(0.07)
Weighted-average shares outstanding:
Basic	488,431	486,310	489,068	485,256
Diluted	499,349	486,310	499,570	485,256
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	483,441	$—	$915,177	$612,129	$1,527,306
Exercise of common stock options	2,395	—	24,408	—	24,408
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	190	—	(13,428)	—	(13,428)
Stock-based compensation	—	—	125,415	—	125,415
Net loss	—	—	—	(14,598)	(14,598)
Balance as of March 31, 2022	486,026	—	1,051,572	597,531	1,649,103
Exercise of common stock options	657	—	7,387	—	7,387
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	661	—	(9,768)	—	(9,768)
Issuance of common stock under employee stock purchase plan	946	—	25,547	—	25,547
Stock-based compensation	—	—	126,635	—	126,635
Net loss	—	—	—	(19,073)	(19,073)
Balance as of June 30, 2022	488,290	$—	$1,201,373	$578,458	$1,779,831

Balance as of December 31, 2022	490,468	$—	$1,449,825	$665,514	$2,115,339
Exercise of common stock options	2,451	—	10,365	—	10,365
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	414	—	(15,595)	—	(15,595)
Repurchases of Class A common stock	(5,139)	—	—	(292,863)	(292,863)
Stock-based compensation	—	—	114,235	—	114,235
Net income	—	—	—	9,326	9,326
Balance as of March 31, 2023	488,194	—	1,558,830	381,977	1,940,807
Exercise of common stock options	1,074	—	17,407	—	17,407
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	879	—	(15,459)	—	(15,459)
Issuance of common stock under employee stock purchase plan	497	—	21,316	—	21,316
Repurchases of Class A common stock	(595)	—	—	(44,004)	(44,004)
Stock-based compensation	—	—	118,404	—	118,404
Net income	—	—	—	32,939	32,939
Balance as of June 30, 2023	490,049	$—	$1,700,498	$370,912	$2,071,410
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$42,265	$(33,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,359	24,624
Stock-based compensation	230,553	250,108
Noncash lease expense	24,325	21,343
Allowance for credit losses on accounts receivable	318	2,078
Deferred income taxes	—	1,555
Other	(8,423)	6,630
Changes in operating assets and liabilities:
Accounts receivable	(35,368)	112,345
Prepaid expenses and other current and non-current assets	(3,659)	29,018
Accounts payable	50,995	(129,853)
Accrued expenses and other current and non-current liabilities	399	(22,190)
Operating lease liabilities	(25,102)	(24,029)
Net cash provided by operating activities	315,662	237,958
INVESTING ACTIVITIES:
Purchases of investments	(316,307)	(233,877)
Sales of investments	—	1,977
Maturities of investments	274,401	154,092
Purchases of property and equipment	(16,556)	(12,541)
Capitalized software development costs	(3,415)	(3,226)
Net cash used in investing activities	(61,877)	(93,575)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(336,494)	—
Proceeds from exercise of stock options	27,772	31,795
Proceeds from employee stock purchase plan	21,316	25,547
Taxes paid related to net settlement of restricted stock awards	(31,054)	(23,196)
Net cash provided by (used in) financing activities	(318,460)	34,146
Increase (decrease) in cash and cash equivalents	(64,675)	178,529
Cash and cash equivalents—Beginning of period	1,030,506	754,154
Cash and cash equivalents—End of period	$965,831	$932,683
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$30,870	$28,230
Operating lease assets obtained in exchange for operating lease liabilities	$16,967	$11,989
Capitalized assets financed by accounts payable	$3,033	$17,852
Tenant improvements paid by lessor	$—	$425
Asset retirement obligation	$—	$173
Stock-based compensation included in capitalized software development costs	$2,086	$1,942
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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
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
As of June 30, 2023, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors, such as rising interest rates, inflation, changes in foreign currency exchange rates and supply chain disruptions, continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Note 3—Earnings Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022*	2023	2022*
Numerator:
Net income (loss)	$32,939	$(19,073)	$42,265	$(33,671)
Denominator:
Weighted-average shares outstanding—basic	488,431	486,310	489,068	485,256
Effect of dilutive securities	10,918	—	10,502	—
Weighted-average shares outstanding—diluted	499,349	486,310	499,570	485,256
Basic earnings (loss) per share	$0.07	$(0.04)	$0.09	$(0.07)
Diluted earnings (loss) per share	$0.07	$(0.04)	$0.08	$(0.07)
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings (loss) per share	7,578	—	7,578	—
_______________
* Diluted loss per share attributable to the Company for the three and six months ended June 30, 2022 excluded all potentially dilutive securities because there were net losses for the periods ended and the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted loss per share were 28.1 million shares under stock-based award plans for the three and six months ended June 30, 2022.
Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of June 30, 2023
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$193,107	$—	$193,107
Level 1:
Money market funds	760,150	—	760,150
Level 2:
Commercial paper	12,574	172,039	184,613
Corporate debt securities	—	145,454	145,454
U.S. government and agency securities	—	147,620	147,620
Total	$965,831	$465,113	$1,430,944

	As of December 31, 2022
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$339,717	$—	$339,717
Level 1:
Money market funds	640,233	—	640,233
Level 2:
Commercial paper	50,556	126,507	177,063
Corporate debt securities	—	180,502	180,502
U.S. government and agency securities	—	109,071	109,071
Total	$1,030,506	$416,080	$1,446,586
The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three and six months ended June 30, 2023 and 2022, were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

June 30, 2023
Due in one year	$450,849
Due in one to two years	14,264
Total	$465,113
Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$12,209	$12,792	$24,056	$25,276
Short-term lease cost	442	479	914	951
Variable lease cost	2,851	2,471	5,954	4,414
Sublease income	(604)	(621)	(1,150)	(1,247)
Total lease cost	$14,898	$15,121	$29,774	$29,394
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
On December 17, 2021, the Company amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars. On February 9, 2023, the Company further amended its Credit Facility (as amended, the “Amended Credit Facility”) to transition from a variable interest rate based on the London Interbank Offered Rate to a variable interest rate based on the secured overnight financing rate (“SOFR”).

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
As of June 30, 2023, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of June 30, 2023, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of June 30, 2023, the Company was in compliance with all covenants.
Note 7—Capitalization
Share Repurchase Program
In February 2023, the Company’s board of directors approved a share repurchase program with authorization to purchase up to $700 million of its Class A common stock. The share repurchase program, which has no expiration date, is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of the Company’s board of directors.
During the three and six months ended June 30, 2023, the Company repurchased and subsequently retired 0.6 million shares and 5.7 million shares, respectively, of its Class A common stock for aggregate repurchase amounts of $44 million and $337 million, respectively. The repurchase amounts for the three and six months ended June 30, 2023 included immaterial amounts related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022 (“IRA”). As of June 30, 2023, $364 million remained available and authorized for repurchases. Activity under the share repurchase program was recognized in the condensed consolidated financial statements on a trade-date basis.

Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Platform operations	$4,967	$4,787	$8,913	$10,737
Sales and marketing	18,800	17,332	32,923	33,857
Technology and development	26,689	22,224	47,556	44,617
General and administrative	66,627	80,870	141,161	160,897
Total	$117,083	$125,213	$230,553	$250,108
Stock Options
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	15,418	$19.82
Granted	2,766	61.85
Exercised	(3,525)	7.89
Expired/Forfeited	(461)	54.31
Outstanding as of June 30, 2023	14,198	$29.86
Exercisable as of June 30, 2023	9,843	$17.00
At June 30, 2023, the Company had unrecognized stock-based compensation relating to stock options, excluding the CEO Performance Option (as defined below), of approximately $154 million, which is expected to be recognized over a weighted-average period of 3.0 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. The CEO Performance Option has an exercise price of $68.29 per share. At December 31, 2022, the CEO Performance Option had 19.2 million options outstanding. No options were granted, exercised, forfeited or expired during the three and six months ended June 30, 2023. At June 30, 2023, the CEO Performance Option had 2.4 million exercisable options and 19.2 million options outstanding. Stock-based compensation of $48 million and $66 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation of $108 million and $131 million for the CEO Performance Option was recorded as a component of general and administrative expense during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $291 million that is expected to be recognized over a weighted-average period of 2.0 years, assuming no acceleration of vesting.

Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	8,747	$57.41
Granted	5,845	60.86
Vested	(1,434)	52.58
Forfeited	(704)	56.35
Unvested as of June 30, 2023	12,454	$59.65
At June 30, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $687 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense related to the ESPP totaled $5 million and $16 million for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense related to the ESPP totaled $8 million and $42 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $14 million, which is expected to be recognized over a weighted-average period of 0.9 years.
Note 9—Income Taxes
In determining the interim provision for income taxes for the three and six months ended June 30, 2023, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur. In determining the interim provision for income taxes for the three and six months ended June 30, 2022, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting.” The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis.
For the three months ended June 30, 2023 and 2022, the provision for income taxes included benefits associated with stock-based awards of $9 million and $5 million, respectively. For the six months ended June 30, 2023 and 2022, the provision for income taxes included benefits associated with stock-based awards of $36 million and $31 million, respectively.

For the six months ended June 30, 2023 and 2022, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation, state and foreign taxes, the impact of tax benefits associated with stock-based awards and research and development tax credits.
There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2023, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
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
Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	88%	89%	88%	88%
International	12%	11%	12%	12%
Total	100%	100%	100%	100%
Note 11— Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2023 and 2022.
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
On May 27, 2022, a stockholder of the Company filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560 was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the Defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the Defendants moved to dismiss the consolidated complaint. On March 24, 2023, plaintiffs filed an opposition to defendants’ motions to dismiss. Defendants filed their replies in support of their motions to dismiss on May 19, 2023, and oral argument is scheduled for October 9, 2023.

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

Executive Summary
Highlights

	Three Months Ended June 30,				Six Months Ended June 30,
	Dollars		Change		Dollars		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$464,254	$376,962	$87,292	23%	$847,057	$692,285	$154,772	22%
Net income (loss)	$32,939	$(19,073)	$52,012	NM	$42,265	$(33,671)	$75,936	NM
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
During the second half of 2022, many of our employees adopted a hybrid work schedule consisting of both in-person work and working from home. Additionally, we resumed travel and in-person events in accordance with applicable regional guidance, resulting in an increase in operating expenses for the first half of 2023 compared to the first half of 2022, before most travel and in-person events resumed. Our costs and expenses may increase as we continue to increase office activity globally, further increase travel, participate in and hold more in-person meetings and events and increase capital expenditures for additional office space. We continue to monitor the effects of the COVID-19 pandemic and take steps deemed appropriate to limit the impact on our business.

Results of Operations for the Three and Six Months Ended June 30, 2023 Compared with the Three and Six Months Ended June 30, 2022
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended June 30,
	2023		2022
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$464,254	100%	$376,962	100%
Operating expenses:
Platform operations	86,654	19%	67,490	18%
Sales and marketing	111,489	24%	89,420	24%
Technology and development	98,308	21%	83,483	22%
General and administrative	126,130	27%	134,826	36%
Total operating expenses	422,581	91%	375,219	100%
Income from operations	41,673	9%	1,743	—%
Total other income, net	(18,254)	(4)%	(339)	—%
Income before income taxes	59,927	13%	2,082	1%
Provision for income taxes	26,988	6%	21,155	6%
Net income (loss)	$32,939	7%	$(19,073)	(5)%

	Six Months Ended June 30,
	2023		2022
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$847,057	100%	$692,285	100%
Operating expenses:
Platform operations	171,521	20%	131,380	19%
Sales and marketing	208,711	25%	160,108	23%
Technology and development	192,018	23%	155,482	22%
General and administrative	256,442	30%	260,625	38%
Total operating expenses	828,692	98%	707,595	102%
Income (loss) from operations	18,365	2%	(15,310)	(2)%
Total other income, net	(31,954)	(4)%	(58)	—%
Income (loss) before income taxes	50,319	6%	(15,252)	(2)%
Provision for income taxes	8,054	1%	18,419	3%
Net income (loss)	$42,265	5%	$(33,671)	(5)%
_______________
Note: Percentages may not sum due to rounding.
Revenue
Revenue increased by $87 million, or 23%, and $155 million, or 22%, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by more advertisers and more campaigns executed by existing clients.
Platform Operations
Platform operations expense increased by $19 million, or 28%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to increases of $14 million in hosting costs and $3 million in personnel costs. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients and by investment in new data centers to support our platform. The increase in personnel costs was due to an increase in headcount as well as return-to-office and travel, partially offset by a decrease in employee engagement costs driven by the timing of in-person events.
Platform operations expense increased by $40 million, or 31%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $28 million in hosting costs and an increase of $11 million in personnel costs, partially offset by a $2 million decrease in stock-based compensation. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients and by investment in new data centers to support our platform. The increase in personnel costs was due to an increase in headcount as well as return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth. The decrease in stock-based compensation was primarily due to the impact of stock price volatility on employee stock purchase plan (“ESPP”) expense, partially offset by new equity grants.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our growth.
Sales and Marketing
Sales and marketing expense increased by $22 million, or 25%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to an increase of $18 million in personnel costs, which included a $1 million increase in stock-based compensation, a $3 million increase in marketing costs and a $1 million increase in allocated facilities costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and to continue to develop and maintain relationships with our clients; an increase in incentive compensation driven by headcount growth and gross spend growth; and return-to-office and travel, partially offset by a decrease in employee engagement costs driven by the timing of in-person events. The increase in stock-based compensation was primarily due to new equity grants, partially offset by the impact of stock price volatility on ESPP expense. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses.
Sales and marketing expense increased by $49 million, or 30%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $42 million in personnel costs, a $4 million increase in marketing costs and a $3 million increase in allocated facilities costs, partially offset by a $1 million decrease in stock-based compensation,. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and to continue to develop and maintain relationships with our clients; an increase in incentive compensation driven by headcount growth and gross spend growth; and return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses. The decrease in stock-based compensation was primarily due to the impact of stock price volatility on ESPP expense, partially offset by new equity grants.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense increased by $15 million, or 18%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to an increase of $14 million in personnel costs, which included a $4 million increase in stock-based compensation, and a $1 million increase in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform, as well as return-to-office and travel, partially offset by a decrease in employee engagement costs driven by the timing of in-person events. The increase in stock-based compensation was primarily due to new equity grants, partially offset by the impact of stock price volatility on ESPP expense. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses.
Technology and development expense increased by $37 million, or 23%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $33 million in personnel costs, which included a $3 million increase in stock-based compensation, and a $3 million increase in allocated facilities costs. The increase in personnel costs was primarily attributable to increased headcount to maintain and support further development of our platform, as well as return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses. The increase in stock-based compensation was primarily due to new equity grants, partially offset by the impact of stock price volatility on ESPP expense.
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
General and Administrative
General and administrative expense decreased by $9 million, or 6%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a $14 million decrease in stock-based compensation, partially offset by an increase of $6 million in personnel costs. The decrease in stock-based compensation was primarily driven by an $18 million decrease in expense related to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, as well as a $2 million decrease in ESPP expense driven by the impact of stock price volatility, partially offset by a $6 million increase in expense related to new equity grants. The increase in personnel costs was primarily attributable to increased headcount to support our growth as well as return-to-office and travel, partially offset by a decrease in employee engagement costs driven by the timing of in-person events.
General and administrative expense decreased by $4 million, or 2%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to a $20 million decrease in stock-based compensation and a $4 million decrease in administrative costs, partially offset by an increase of $19 million in personnel costs. The decrease in stock-based compensation was primarily driven by a $23 million decrease in expense related to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, as well as a $6 million decrease in ESPP expense driven by the impact of stock price volatility, partially offset by a $9 million increase in expense related to new equity grants. The decrease in administrative costs was primarily driven by a credit to local business taxes. The increase in personnel costs was primarily attributable to increased headcount to support our growth as well as return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure to support growth.
Total Other Income, Net
Total other income, net increased by $18 million and $32 million for the three and six months ended June 30, 2023, respectively, as compared to total other income, net for the three and six months ended June 30, 2022, respectively. The increase was primarily due to higher interest income on our short-term investments driven by rising interest rates.
Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three and six months ended June 30, 2023 and 2022, respectively.
The provision for income taxes increased by $6 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to higher pre-tax profitability, partially offset by a lower impact attributable to nondeductible stock-based compensation.
The provision for income taxes decreased by $10 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to a lower impact attributable to nondeductible stock-based compensation coupled with higher tax benefits associated with employee stock-based awards.

Liquidity and Capital Resources
As of June 30, 2023, we had working capital of $1,781 million, which included $966 million in cash and cash equivalents, $49 million of which was held by our international subsidiaries, and $465 million in short-term investments in marketable securities. Additionally, we had $445 million available under our Amended Credit Facility (refer to the “Credit Facility” section below). For the six months ended June 30, 2023, we generated $316 million in cash flows from operating activities.
We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Amended Credit Facility will be sufficient to meet our working capital requirements for at least the next 12 months. We believe our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our share repurchase program. Further, we have a shelf registration statement on Form S-3 on file with the SEC (the “Shelf Registration”), which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A. Risk Factors” within this Quarterly Report on Form 10-Q.
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

On December 17, 2021, we amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars. On February 9, 2023, we further amended the Credit Facility (as amended, the “Amended Credit Facility”) to transition from a variable interest rate based on the London Interbank Offered Rate to a variable interest rate based on the secured overnight financing rate (“SOFR”).
As of June 30, 2023, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of June 30, 2023, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of June 30, 2023, we were in compliance with all covenants.
For additional information regarding the Amended Credit Facility, refer to Note 6—Debt.

Share Repurchase Program
In February 2023, our board of directors approved a share repurchase program with authorization to purchase up to $700 million of our Class A common stock. The share repurchase program, which has no expiration date, is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors.
During the three and six months ended June 30, 2023, we repurchased and subsequently retired 0.6 million shares and 5.7 million shares, respectively, of our Class A common stock for aggregate repurchase amounts of $44 million and $337 million, respectively. The repurchase amounts for the three and six months ended June 30, 2023 included immaterial amounts related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022 (“IRA”). As of June 30, 2023, $364 million remained available and authorized for repurchases.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$315,662	$237,958
Net cash used in investing activities	$(61,877)	$(93,575)
Net cash provided by (used in) financing activities	$(318,460)	$34,146
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
For the six months ended June 30, 2023, cash provided by operating activities of $316 million resulted primarily from net income adjusted for noncash items of $328 million, and a net decrease in our operating assets and liabilities of $13 million. The net decrease in our operating assets and liabilities was primarily due to a $35 million increase in accounts receivable and a $25 million decrease in operating lease liabilities, partially offset by a $51 million increase in accounts payable. The increase in accounts receivable was due to the timing and seasonality of cash receipts from clients. The decrease in operating lease liabilities was due primarily to rent payments. The increase in accounts payable was due to the timing and seasonality of payments to suppliers for the cost of advertising inventory, data and add-on features.
For the six months ended June 30, 2022, cash provided by operating activities of $238 million resulted primarily from net income adjusted for noncash items of $273 million and a net decrease in our operating assets and liabilities of $35 million. The net decrease in our operating assets and liabilities was primarily due to a $130 million decrease in accounts payable, a $24 million decrease in operating lease liabilities and a $22 million decrease in accrued expenses and other liabilities, partially offset by a $112 million decrease in accounts receivable and a $29 million decrease in prepaid expenses and other assets. The decrease in accounts payable was due to seasonality and the timing of payments to suppliers. The decrease in operating lease liabilities was due primarily to rent payments. The decrease in accrued expenses and other liabilities was due primarily to payments of taxes associated with stock-based awards, bonus payments and reduction of the liability related to the ESPP due to the purchase of shares in accordance with the plan. The decrease in accounts receivable was due to seasonality and the timing of cash receipts from clients. The decrease in prepaid expenses and other assets was primarily due to a decrease in the income tax receivable including the receipt of an income tax refund, partially offset by current year estimated income tax payments.

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
For the six months ended June 30, 2023, we used $62 million of cash in investing activities, consisting of $42 million of net purchases of short-term investments, $17 million to purchase property and equipment and $3 million of investments in capitalized software.
For the six months ended June 30, 2022, we used $94 million of cash in investing activities, consisting of $78 million of net purchases of short-term investments, $13 million to purchase property and equipment and $3 million of investments in capitalized software.
Financing Activities
For the six months ended June 30, 2023, we used $318 million of cash in financing activities, consisting of $336 million of cash paid for repurchases of our Class A common stock and $31 million of taxes paid for restricted stock award settlements, partially offset by $28 million of proceeds from stock option exercises and $21 million of proceeds from our ESPP.
For the six months ended June 30, 2022, cash provided by financing activities of $34 million was primarily due to $32 million of proceeds from stock option exercises and $26 million of proceeds from our ESPP, partially offset by $23 million of taxes paid for restricted stock award settlements.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2023 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations at June 30, 2023 (in thousands):

	Payments Due by Period
	Remainder of 2023	2024 and Thereafter	Total
Operating lease commitments	$32,744	$248,947	$281,691
Other contractual commitments	81,674	385,210	466,884
Total	$114,418	$634,157	$748,575
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2023.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Amended Credit Facility, which accrues interest at a variable rate. No amount was owed on our Amended Credit Facility as of June 30, 2023. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of June 30, 2023, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $5 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, Australian Dollar, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of June 30, 2023, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $30 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On March 24, 2023, plaintiffs filed an opposition to defendants’ motions to dismiss. Defendants filed their replies in support of their motions to dismiss on May 19, 2023, and oral argument is scheduled for October 9, 2023.

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
Information relating to individuals and their devices (commonly called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of such data. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile application identifiers), which are or may be considered personal data or personal information in many jurisdictions or otherwise may be the subject of regulation. In connection with newer products and services, including Unified ID 2.0 and

EUID, we may also receive information that directly identifies individuals, such as email addresses and phone numbers. We may receive such information both directly from consumers and from our clients or others, and we deploy technical and contractual measures to limit how such identifying information can be used and shared.
The global regulatory landscape regarding the protection of personal information is evolving, and U.S. (state and federal) and foreign governments are considering enacting additional legislation and rulemaking related to data privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., in August 2022 the U.S. Federal Trade Commission (the “FTC”) released and accepted comments on an advance notice of proposed rulemaking concerning “commercial surveillance” covering a host of data privacy and security topics. In addition, a potential federal omnibus privacy law remains the subject of active discussion; in March 2023, the House Committee on Energy and Commerce Subcommittee on Innovation, Data, and Commerce held a hearing on “Promoting U.S. Innovation & Individual Liberty through a National Standard for Data Privacy,” where a federal privacy bill that was introduced last year was heavily discussed and appeared to have bipartisan support. An updated version of the bill is expected soon, and, if passed, the bill would substantially impact the online advertising ecosystem.

State lawmakers are also actively addressing consumer data privacy issues. By the end of 2023, five states will have broad-based consumer privacy laws in effect: California, Virginia, Colorado, Connecticut, and Utah. In addition, numerous other states, such as Florida, Delaware, Iowa, Indiana, Montana, Tennessee, and Texas, have recently passed broad consumer privacy laws, which go into effect throughout 2024 and beyond. These state laws define “personal data” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations, among other requirements, establishing data privacy rights for consumers in such states (including rights to request deletion of and access to personal information), imposing special rules on the collection of consumer data from minors and other data deemed “sensitive” under the laws, and creating new notice obligations. Most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of consumer personal information to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal information.) Importantly, as a consequence of these data privacy-related obligations, the availability of data within our platform, our other services and the advertising ecosystem more broadly may decline, potentially making our platform and services less valuable to our clients.
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
Although the California Privacy Protection Agency’s rulemaking activities remain ongoing, the CCPA and the existing implementing regulations will likely increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Thus, we expect that continuing to maintain compliance with California’s legal requirements, including monitoring and adjusting to new regulations and interpretations that affect our approach to compliance, will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
Following the passage of the CCPA, a trend has emerged of other states passing data privacy laws.The state data privacy laws passed outside of California use somewhat different terminology from the CCPA but result in many of the same compliance obligations, and may similarly require significant time, resources and expense to develop and maintain compliance. All of these laws protect a broadly-defined concept of “personal data,” and each law grants individuals a range of data privacy rights relating to such data, including the right to opt out of targeted advertising and certain profiling activities. Any obligations imposed by any of these state laws that are different from the CCPA’s requirements will require further investment for compliance. The regulations issued pursuant to the Colorado Privacy Act (“CPA”) impose detailed requirements for compliance with a variety of CPA obligations such as those related to offering and honoring an opt-out of certain advertising activities, including through browser or device-based preference signals. These laws and regulations may increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual and platform changes, we cannot predict with certainty the effect of these laws and their implementing regulations on our business.
In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal information perceived as especially sensitive, such as health data and children’s data. For instance, California’s Age-Appropriate Design Code Act, though currently subject to challenge, is slated to take effect in 2024. The law would substantially impact activities that involve showing targeted advertisements to individuals under 18 through restrictions on processing children’s personal information beyond reasons necessary to providing the requested service. At the federal level, several bills have also recently been proposed that regulate the processing of children’s data. Further, Washington’s recently enacted My Health, My Data Act (“MHMD”) introduces a host of new requirements related to a very broadly-defined notion of consumer health data that will likely impact that advertising industry. Unlike other state privacy laws, MHMD is subject to a private right of action, so plaintiffs’ attorneys could explore claims that stretch the bounds of the law’s text. MHMD sets out stringent requirements for such authorizations, such as being separate and distinct from any other consents provided by the consumer, containing the name and contact information of the data purchaser and expiration of the authorization after one year. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance costs and obligations on us, our clients and other companies in the advertising industry.
Laws governing the processing of personal data in Europe (including the U.K., European Union and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. The General Data Protection Regulation (“GDPR”), which applies to us, came into effect on May 25, 2018. Like the omnibus laws passed in California and other states, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism is under review by European authorities and we cannot predict its effectiveness over the long term. In February 2022, the Belgian Data Protection Authority issued an order against IAB Europe that imposes specific remedies on IAB Europe and its operation of TCF. IAB Europe is presently challenging the decision and the issue continues to work through European courts and regulatory systems. It is unclear what these actions will mean for the TCF system. Further, other European regulators have questioned TCF’s viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ TCF. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, we must comply with both the GDPR and the United Kingdom Data Protection Act 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR and the United Kingdom Data Protection Act 2018, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
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
Regulatory investigations and enforcement actions could also impact us. In the U.S., the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. For example, the FTC recently brought several actions against companies regarding their alleged disclosure of consumer health data to third-party platforms for advertising purposes, signaling increased regulatory scrutiny of advertising practices that involve particularly “sensitive” categories of personal information such as health data. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, such as the CCPA or GDPR, or consumer protection laws such as the FTC Act. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties’ adherence to data privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients, partners and providers that they will comply with all applicable laws, including all relevant data privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to data privacy laws and regulations. If our clients, partners or providers fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages and related possible investigation or other regulatory activity.
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
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s web browser, Chrome, has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely in the second half of 2024, which will follow a one-percent deprecation of third-party cookies for Chrome users globally in the first half of 2024. Some Internet users also download free or paid ad-blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” or use of their personal information for targeted advertising purposes under state data privacy laws in ways that stop or severely limit the ability to show targeted ads. Because additional state data privacy laws require businesses to permit end users to opt out of processing their personal information for purposes of targeted advertising, we expect that more opt-out solutions will become available that may ultimately be used by end users, which may reduce our clients’ use of our platform, and our business, financial condition, and results of operations could be adversely affected.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of June 30, 2023, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.7% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to Legal Proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended June 30, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
April 1-30	—	$—	—	$407
May 1-31	—	$—	—	$407
June 1-30	595	$75.58	595	$364
	595		595
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
(2) Excludes other costs such as broker commissions and the accrued excise tax imposed by the IRA.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On June 1, 2023, our Chief Financial Officer, Laura Schenkein, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 97,537 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or February 22, 2024.
On June 15, 2023, our Chief Executive Officer, Jeff T. Green, through a personal trust over which he is a trustee, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 1.5 million shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or March 15, 2024.
None of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-K	2/19/2021	3.1

3.2	Amended and Restated Bylaws.	10-K	2/19/2021	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

10.1+	Employment Agreement, dated May 24, 2023 between The Trade Desk, Inc. and Laura Schenkein.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: August 9, 2023	/s/ Laura Schenkein
Laura Schenkein
Chief Financial Officer (Principal Financial and Accounting Officer)