Form 10-Q
period 2023-09-30
Trade Desk, Inc.
filed 2023-11-09
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, the registrant had 446,261,113 shares of Class A common stock and 44,035,900 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,071,764	$1,030,506
Short-term investments, net	450,117	416,080
Accounts receivable, net of allowance for credit losses of $11,722 and $10,477 as of September 30, 2023 and December 31, 2022, respectively	2,434,047	2,347,195
Prepaid expenses and other current assets	57,878	51,836
TOTAL CURRENT ASSETS	4,013,806	3,845,617
Property and equipment, net	152,863	173,759
Operating lease assets	208,583	220,396
Deferred income taxes	94,028	94,028
Other assets, non-current	51,152	46,879
TOTAL ASSETS	$4,520,432	$4,380,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$1,967,649	$1,871,419
Accrued expenses and other current liabilities	121,616	105,474
Operating lease liabilities	57,890	52,430
TOTAL CURRENT LIABILITIES	2,147,155	2,029,323
Operating lease liabilities, non-current	190,207	208,527
Other liabilities, non-current	27,544	27,490
TOTAL LIABILITIES	2,364,906	2,265,340
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 446,208 and 446,456 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively Class B, 95,000 shares authorized; 44,036 and 44,012 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,835,107	1,449,825
Retained earnings	320,419	665,514
TOTAL STOCKHOLDERS’ EQUITY	2,155,526	2,115,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,520,432	$4,380,679
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$493,266	$394,773	$1,340,323	$1,087,058
Operating expenses:
Platform operations	93,382	70,124	264,903	201,504
Sales and marketing	112,466	85,038	321,177	245,146
Technology and development	117,772	79,915	309,790	235,397
General and administrative	131,969	130,892	388,411	391,517
Total operating expenses	455,589	365,969	1,284,281	1,073,564
Income from operations	37,677	28,804	56,042	13,494
Other expense (income):
Interest income, net	(17,626)	(1,741)	(49,556)	(1,321)
Foreign currency exchange loss (gain), net	(1,697)	43	(1,721)	(435)
Total other income, net	(19,323)	(1,698)	(51,277)	(1,756)
Income before income taxes	57,000	30,502	107,319	15,250
Provision for income taxes	17,648	14,633	25,702	33,052
Net income (loss)	$39,352	$15,869	$81,617	$(17,802)
Earnings (loss) per share:
Basic	$0.08	$0.03	$0.17	$(0.04)
Diluted	$0.08	$0.03	$0.16	$(0.04)
Weighted-average shares outstanding:
Basic	489,447	487,963	489,195	486,168
Diluted	501,880	500,300	500,348	486,168
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	483,441	$—	$915,177	$612,129	$1,527,306
Exercise of common stock options	2,395	—	24,408	—	24,408
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	190	—	(13,428)	—	(13,428)
Stock-based compensation	—	—	125,415	—	125,415
Net loss	—	—	—	(14,598)	(14,598)
Balance as of March 31, 2022	486,026	—	1,051,572	597,531	1,649,103
Exercise of common stock options	657	—	7,387	—	7,387
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	661	—	(9,768)	—	(9,768)
Issuance of common stock under employee stock purchase plan	946	—	25,547	—	25,547
Stock-based compensation	—	—	126,635	—	126,635
Net loss	—	—	—	(19,073)	(19,073)
Balance as of June 30, 2022	488,290	—	1,201,373	578,458	1,779,831
Exercise of common stock options	918	—	10,917	—	10,917
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	246	—	(14,058)	—	(14,058)
Stock-based compensation	—	—	121,729	—	121,729
Net income	—	—	—	15,869	15,869
Balance as of September 30, 2022	489,454	$—	$1,319,961	$594,327	$1,914,288

Balance as of December 31, 2022	490,468	$—	$1,449,825	$665,514	$2,115,339
Exercise of common stock options	2,451	—	10,365	—	10,365
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	414	—	(15,595)	—	(15,595)
Repurchases of Class A common stock	(5,139)	—	—	(292,863)	(292,863)
Stock-based compensation	—	—	114,235	—	114,235
Net income	—	—	—	9,326	9,326
Balance as of March 31, 2023	488,194	—	1,558,830	381,977	1,940,807
Exercise of common stock options	1,074	—	17,407	—	17,407
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	879	—	(15,459)	—	(15,459)
Issuance of common stock under employee stock purchase plan	497	—	21,316	—	21,316
Repurchases of Class A common stock	(595)	—	—	(44,004)	(44,004)
Stock-based compensation	—	—	118,404	—	118,404
Net income	—	—	—	32,939	32,939
Balance as of June 30, 2023	490,049	—	1,700,498	370,912	2,071,410
Exercise of common stock options	889	—	17,591		17,591
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	500	—	(24,343)		(24,343)
Repurchases of Class A common stock	(1,194)	—	—	(89,845)	(89,845)
Stock-based compensation	—	—	141,361		141,361
Net income	—	—		39,352	39,352
Balance as of September 30, 2023	490,244	$—	$1,835,107	$320,419	$2,155,526
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$81,617	$(17,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,889	37,581
Stock-based compensation	370,186	371,111
Noncash lease expense	36,672	32,554
Allowance for credit losses on accounts receivable	1,811	2,961
Deferred income taxes	—	604
Other	(8,312)	3,694
Changes in operating assets and liabilities:
Accounts receivable	(130,650)	24,905
Prepaid expenses and other current and non-current assets	(11,370)	42,913
Accounts payable	125,661	(68,758)
Accrued expenses and other current and non-current liabilities	18,439	(18,778)
Operating lease liabilities	(36,741)	(35,731)
Net cash provided by operating activities	507,202	375,254
INVESTING ACTIVITIES:
Purchases of investments	(448,251)	(379,206)
Sales of investments	—	1,977
Maturities of investments	425,400	252,699
Purchases of property and equipment	(21,594)	(36,394)
Capitalized software development costs	(6,097)	(4,833)
Net cash used in investing activities	(50,542)	(165,757)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(426,684)	—
Proceeds from exercise of stock options	45,363	42,712
Proceeds from employee stock purchase plan	21,316	25,547
Taxes paid related to net settlement of restricted stock awards	(55,397)	(37,254)
Net cash provided by (used in) financing activities	(415,402)	31,005
Increase in cash and cash equivalents	41,258	240,502
Cash and cash equivalents—Beginning of period	1,030,506	754,154
Cash and cash equivalents—End of period	$1,071,764	$994,656
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$44,836	$42,921
Operating lease assets obtained in exchange for operating lease liabilities	$25,781	$28,729
Capitalized assets financed by accounts payable	$5,938	$29,577
Tenant improvements paid by lessor	$—	$425
Asset retirement obligation	$917	$438
Stock-based compensation included in capitalized software development costs	$3,814	$2,668
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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
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
As of September 30, 2023, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors, such as rising interest rates, inflation, changes in foreign currency exchange rates and supply chain disruptions, continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Note 3—Earnings Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings (loss) per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022*
Numerator:
Net income (loss)	$39,352	$15,869	$81,617	$(17,802)
Denominator:
Weighted-average shares outstanding—basic	489,447	487,963	489,195	486,168
Effect of dilutive securities	12,433	12,337	11,153	—
Weighted-average shares outstanding—diluted	501,880	500,300	500,348	486,168
Basic earnings (loss) per share	$0.08	$0.03	$0.17	$(0.04)
Diluted earnings (loss) per share	$0.08	$0.03	$0.16	$(0.04)
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings (loss) per share	4,916	7,823	4,916	—
_______________
* Diluted loss per share attributable to the Company for the nine months ended September 30, 2022 excluded all potentially dilutive securities because there was a net loss for the period ended and the inclusion of these securities would have been anti-dilutive. Potentially dilutive securities excluded from the calculation of diluted loss per share were 28 million shares under stock-based award plans for the nine months ended September 30, 2022.
Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of September 30, 2023
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$264,896	$—	$264,896
Level 1:
Money market funds	778,950	—	778,950
Level 2:
Commercial paper	24,048	154,761	178,809
Corporate debt securities	3,870	157,798	161,668
U.S. government and agency securities	—	137,558	137,558
Total	$1,071,764	$450,117	$1,521,881

	As of December 31, 2022
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$339,717	$—	$339,717
Level 1:
Money market funds	640,233	—	640,233
Level 2:
Commercial paper	50,556	126,507	177,063
Corporate debt securities	—	180,502	180,502
U.S. government and agency securities	—	109,071	109,071
Total	$1,030,506	$416,080	$1,446,586
The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three and nine months ended September 30, 2023 and 2022, were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

September 30, 2023
Due in one year	$415,714
Due in one to two years	34,403
Total	$450,117
Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$12,532	$13,139	$36,588	$38,415
Short-term lease cost	493	345	1,407	1,296
Variable lease cost	3,253	2,064	9,207	6,478
Sublease income	(619)	(635)	(1,769)	(1,882)
Total lease cost	$15,659	$14,913	$45,433	$44,307
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
As of September 30, 2023, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of September 30, 2023, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of September 30, 2023, the Company was in compliance with all covenants.
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
During the three and nine months ended September 30, 2023, the Company repurchased and subsequently retired 1.2 million shares and 6.9 million shares, respectively, of its Class A common stock for aggregate repurchase amounts of $90 million and $427 million, respectively. The repurchase amounts for the three and nine months ended September 30, 2023 included immaterial amounts related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022 (“IRA”). As of September 30, 2023, $273 million remained available and authorized for repurchases. Activity under the share repurchase program was recognized in the condensed consolidated financial statements on a trade-date basis.

Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Platform operations	$5,729	$3,517	$14,642	$14,254
Sales and marketing	21,116	14,861	54,039	48,718
Technology and development	43,727	22,641	91,283	67,258
General and administrative	69,061	79,984	210,222	240,881
Total	$139,633	$121,003	$370,186	$371,111
On September 30, 2023, David R. Pickles stepped down as the Company’s Chief Technology Officer and from the Company’s board of directors. As a result, Mr. Pickles and the Company mutually agreed to cancel his unvested stock options and restricted stock without payment or replacement, resulting in the recognition of $14 million in incremental stock-based compensation expense, which is included in technology and development expense for the three and nine months ended September 30, 2023. No amount of stock-based compensation expense for these cancelled options and restricted stock remains unamortized.
Stock Options
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	15,418	$19.82
Granted	2,806	62.21
Exercised	(4,414)	10.28
Expired/Forfeited/Cancelled	(744)	56.02
Outstanding as of September 30, 2023	13,066	$30.09
Exercisable as of September 30, 2023	9,424	$18.37
At September 30, 2023, the Company had unrecognized stock-based compensation relating to stock options, excluding the CEO Performance Option (as defined below), of approximately $132 million, which is expected to be recognized over a weighted-average period of 2.9 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. The CEO Performance Option has an exercise price of $68.29 per share. At December 31, 2022, the CEO Performance Option had 19.2 million options outstanding. No options were granted, exercised, forfeited or expired during the three and nine months ended September 30, 2023. At September 30, 2023, the CEO Performance Option had 2.4 million exercisable options and 19.2 million options outstanding. Stock-based compensation of $48 million and $66 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation of $156 million and $197 million for the CEO Performance Option was recorded as a component of general and administrative expense during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $243 million that is expected to be recognized over a weighted-average period of 1.8 years, assuming no acceleration of vesting.

Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	8,747	$57.41
Granted	6,404	62.69
Vested	(2,473)	54.95
Forfeited/Cancelled	(1,090)	57.60
Unvested as of September 30, 2023	11,588	$60.84
At September 30, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $652 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense related to the ESPP totaled $7 million and $4 million for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense related to the ESPP totaled $15 million and $46 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $15 million, which is expected to be recognized over a weighted-average period of 0.7 years.
Note 9—Income Taxes
In determining the interim provision for income taxes for the three and nine months ended September 30, 2023, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur. In determining the interim provision for income taxes for the three and nine months ended September 30, 2022, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting.” The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis.
For the three months ended September 30, 2023 and 2022, the provision for income taxes included benefits associated with stock-based awards of $9 million and $11 million, respectively. For the nine months ended September 30, 2023 and 2022, the provision for income taxes included benefits associated with stock-based awards of $45 million and $42 million, respectively.

For the nine months ended September 30, 2023 and 2022, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation, the impact of tax benefits associated with stock-based awards, state and foreign taxes and research and development tax credits.
There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2023, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
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
Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	87%	89%	88%	88%
International	13%	11%	12%	12%
Total	100%	100%	100%	100%
Note 11— Commitments and Contingencies
Guarantees and Indemnification
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2023 and 2022.
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
On May 27, 2022, a stockholder of the Company filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560 was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the Defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the Defendants moved to dismiss the consolidated complaint. On March 24, 2023, plaintiffs filed an opposition to defendants’ motions to dismiss. Defendants filed their replies in support of their motions to dismiss on May 19, 2023, and oral argument is scheduled for February 7, 2024.

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

Executive Summary
Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
	Dollars		Change		Dollars		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$493,266	$394,773	$98,493	25%	$1,340,323	$1,087,058	$253,265	23%
Net income (loss)	$39,352	$15,869	$23,483	148%	$81,617	$(17,802)	$99,419	NM
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
We believe the markets outside of the United States, and in particular across Europe and Asia in markets such as the United Kingdom, Germany, France, China, Japan, India and Australia, offer opportunities for growth. However, such markets may also pose challenges related to compliance with local laws and regulations, restrictions on foreign ownership or investment, uncertainty related to trade relations and a variety of additional risks. We intend to make additional investments in sales and marketing and product development to expand in international markets where we are making significant investments in our platform and growing our team.
We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.
Our business model has allowed us to grow significantly, and we believe that our operating leverage enables us to support future growth profitably.

Macroeconomic Uncertainty and COVID-19
Rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, as well as the COVID-19 pandemic, including the emergence of variants and subvariants, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, and the duration and extent of geopolitical and global economic disruption and their respective impacts on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part II. Other Information for further discussion of the adverse impacts of the macroeconomic factors on our business.
During the second half of 2022, many of our employees adopted a hybrid work schedule consisting of both in-person work and working from home, primarily beginning in September 2022. Additionally, we resumed travel and in-person events in accordance with applicable regional guidance, resulting in an increase in operating expenses in 2023 compared to 2022, before most travel and in-person events resumed.

Results of Operations for the Three and Nine Months Ended September 30, 2023 Compared with the Three and Nine Months Ended September 30, 2022
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended September 30,
	2023		2022
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$493,266	100%	$394,773	100%
Operating expenses:
Platform operations	93,382	19%	70,124	18%
Sales and marketing	112,466	23%	85,038	22%
Technology and development	117,772	24%	79,915	20%
General and administrative	131,969	27%	130,892	33%
Total operating expenses	455,589	92%	365,969	93%
Income from operations	37,677	8%	28,804	7%
Total other income, net	(19,323)	(4)%	(1,698)	—%
Income before income taxes	57,000	12%	30,502	8%
Provision for income taxes	17,648	4%	14,633	4%
Net income	$39,352	8%	$15,869	4%

	Nine Months Ended September 30,
	2023		2022
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$1,340,323	100%	$1,087,058	100%
Operating expenses:
Platform operations	264,903	20%	201,504	19%
Sales and marketing	321,177	24%	245,146	23%
Technology and development	309,790	23%	235,397	22%
General and administrative	388,411	29%	391,517	36%
Total operating expenses	1,284,281	96%	1,073,564	99%
Income from operations	56,042	4%	13,494	1%
Total other income, net	(51,277)	(4)%	(1,756)	—%
Income before income taxes	107,319	8%	15,250	1%
Provision for income taxes	25,702	2%	33,052	3%
Net income (loss)	$81,617	6%	$(17,802)	(2)%
_______________
Note: Percentages may not sum due to rounding.
Revenue
Revenue increased by $98 million, or 25%, and $253 million, or 23%, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by more advertisers and more campaigns executed by existing clients.
Platform Operations
Platform operations expense increased by $23 million, or 33%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to increases of $15 million in hosting costs and $7 million in personnel costs, which included a $2 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients and by investment in new data centers to support our platform. The increase in personnel costs was primarily due to headcount growth. The increase in stock-based compensation was primarily due to new equity grants.
Platform operations expense increased by $63 million, or 31%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to increases of $42 million in hosting costs and $17 million in personnel costs. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients and by investment in new data centers to support our platform. The increase in personnel costs was primarily due to headcount growth as well as return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our growth.
Sales and Marketing
Sales and marketing expense increased by $27 million, or 32%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to an increase of $22 million in personnel costs, which included a $6 million increase in stock-based compensation, a $3 million increase in marketing costs and a $2 million increase in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients; an increase in incentive compensation driven by headcount growth and gross spend growth; and return-to-office and travel. The increase in stock-based compensation was primarily due to new equity grants. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses.
Sales and marketing expense increased by $76 million, or 31%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $64 million in personnel costs, which included a $5 million increase in stock-based compensation, a $7 million increase in marketing costs and a $5 million increase in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients; higher incentive compensation driven by headcount growth and gross spend growth; and return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses. The increase in stock-based compensation was primarily due to new equity grants, partially offset by the impact of stock price volatility on ESPP expense.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense increased by $38 million, or 47%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to an increase of $35 million in personnel costs, which included a $21 million increase in stock-based compensation, and a $3 million increase in allocated facilities costs. The increase in personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform, as well as return-to-office and travel. The increase in stock-based compensation was due to $14 million from the cancellation of unvested equity awards in connection with David R. Pickles stepping down from his role as our former Chief Technology Officer (“CTO”), as well as new equity grants to other grantees. Refer to Note 8—Stock-Based Compensation for further detail. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses.
Technology and development expense increased by $74 million, or 32%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $68 million in personnel costs, which included a $24 million increase in stock-based compensation, and a $6 million increase in allocated facilities costs. The increase in personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform, as well as return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth. The increase in stock-based compensation was due to new equity grants, partially offset by the impact of stock price volatility on ESPP expense. The increase in stock-based compensation expense also included $14 million from the cancellation of unvested equity awards in connection with the stepping down of our former CTO. Refer to Note 8—Stock-Based Compensation for further detail. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses.
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
General and Administrative
General and administrative expense increased by $1 million, or 1%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to increases of $7 million in personnel costs, $4 million in administrative costs and $1 million in allocated facilities costs, partially offset by an $11 million decrease in stock-based compensation. The increase in personnel costs was primarily attributable to increased headcount to support our growth, an increase in bonus costs driven by revenue growth and an increase in return-to-office and travel costs. The increase in administrative costs was primarily driven by an increase in external professional fees. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses. The decrease in stock-based compensation was primarily driven by an $18 million decrease in expense related to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $7 million increase in expense related to new equity grants.
General and administrative expense decreased by $3 million, or 1%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a $31 million decrease in stock-based compensation, partially offset by increases of $26 million in personnel costs and $2 million in allocated facilities costs. The decrease in stock-based compensation was primarily driven by a $41 million decrease in expense related to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, as well as a $6 million decrease in ESPP expense driven by the impact of stock price volatility, partially offset by a $16 million increase in expense related to new equity grants. The increase in personnel costs was primarily attributable to increased headcount to support our growth, an increase in bonus costs driven by revenue growth, and an increase in return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as return-to-office support expenses.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure to support growth.
Total Other Income, Net
Total other income, net increased by $18 million and $50 million for the three and nine months ended September 30, 2023, respectively, as compared to total other income, net for the three and nine months ended September 30, 2022, respectively. The increase was primarily due to higher interest income on our cash and cash equivalents and short-term investments driven by rising interest rates.
Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three and nine months ended September 30, 2023 and 2022, respectively.
The provision for income taxes increased by $3 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to higher pre-tax profitability, partially offset by a lower impact attributable to nondeductible stock-based compensation.

The provision for income taxes decreased by $7 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to a lower impact attributable to nondeductible stock-based compensation coupled with higher tax benefits associated with employee stock-based awards.
Liquidity and Capital Resources
As of September 30, 2023, we had working capital of $1,867 million, which included $1,072 million in cash and cash equivalents, $82 million of which was held by our international subsidiaries, and $450 million in short-term investments in marketable securities. Additionally, we had $445 million available under our Amended Credit Facility (refer to the “Credit Facility” section below). For the nine months ended September 30, 2023, we generated $507 million in cash flows from operating activities.
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
There can be no assurance that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We are closely monitoring the effect that current macroeconomic factors may have on our working capital requirements.
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
As of September 30, 2023, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of September 30, 2023, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of September 30, 2023, we were in compliance with all covenants.
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
During the three and nine months ended September 30, 2023, we repurchased and subsequently retired 1.2 million shares and 6.9 million shares, respectively, of our Class A common stock for aggregate repurchase amounts of $90 million and $427 million, respectively. The repurchase amounts for the three and nine months ended September 30, 2023 included immaterial amounts related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022 (“IRA”). As of September 30, 2023, $273 million remained available and authorized for repurchases.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$507,202	$375,254
Net cash used in investing activities	$(50,542)	$(165,757)
Net cash provided by (used in) financing activities	$(415,402)	$31,005
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
For the nine months ended September 30, 2023, cash provided by operating activities of $507 million resulted primarily from net income adjusted for noncash items of $542 million and a net decrease in our operating assets and liabilities of $35 million. The net decrease in our operating assets and liabilities was primarily due to a $131 million increase in accounts receivable and a $37 million decrease in operating lease liabilities, partially offset by a $126 million increase in accounts payable and an $18 million increase in accrued expenses and other liabilities. The increase in accounts receivable was due to the timing and seasonality of cash receipts from clients. The decrease in operating lease liabilities was due primarily to rent payments. The increase in accounts payable was due to the timing and seasonality of payments to suppliers for the cost of advertising inventory, data and add-on features. The increase in accrued expenses and other liabilities is due to the timing of payment of personnel costs.
For the nine months ended September 30, 2022, cash provided by operating activities of $375 million resulted primarily from net income adjusted for noncash items of $431 million and a net decrease in our operating assets and liabilities of $55 million. The net decrease in our operating assets and liabilities was primarily due to a $69 million decrease in accounts payable, a $36 million decrease in operating lease liabilities and a $19 million decrease in accrued expenses and other liabilities, partially offset by a $43 million decrease in prepaid expenses and other assets and a $25 million decrease in accounts receivable. The decrease in accounts payable was due to seasonality and the timing of payments to suppliers. The decrease in operating lease liabilities was due primarily to rent payments. The decrease in accrued expenses and other liabilities was due primarily to payments of taxes associated with stock-based awards, bonus payments and reduction of the liability related to the ESPP due to the purchase of shares in accordance with the plan. The decrease in prepaid expenses and other assets was primarily due to a decrease in the income tax receivable including the receipt of an income tax refund, partially offset by current year estimated income tax payments. The decrease in accounts receivable was due to seasonality and the timing of cash receipts from clients.
Investing Activities
Our primary investing activities consist of investing in short-term marketable securities, purchases of property and equipment for the expansion of our new facilities in support of our expanding headcount as a result of our growth and capital expenditures to develop our software in support of enhancing our technology platform. As our business grows, our capital expenditures and our investment activity may increase.
For the nine months ended September 30, 2023, we used $51 million of cash in investing activities, consisting of $23 million of net purchases of short-term investments, $22 million to purchase property and equipment and $6 million of investments in capitalized software.
For the nine months ended September 30, 2022, we used $166 million of cash in investing activities, consisting of $125 million of net purchases of short-term investments, $36 million to purchase property and equipment and $5 million of investments in capitalized software.
Financing Activities
For the nine months ended September 30, 2023, we used $415 million of cash in financing activities, consisting of $427 million of cash paid for repurchases of our Class A common stock and $55 million of taxes paid for restricted stock award settlements, partially offset by $45 million of proceeds from stock option exercises and $21 million of proceeds from our ESPP.
For the nine months ended September 30, 2022, cash provided by financing activities of $31 million was primarily due to $43 million of proceeds from stock option exercises and $26 million of proceeds from our ESPP, partially offset by $37 million of taxes paid for restricted stock award settlements.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2023 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of our non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services providers, marketing contracts and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations at September 30, 2023 (in thousands):

	Payments Due by Period
	Remainder of 2023	2024 and Thereafter	Total
Operating lease commitments	$18,685	$251,821	$270,506
Other contractual commitments	48,895	388,383	437,278
Total	$67,580	$640,204	$707,784
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2023.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Amended Credit Facility, which accrues interest at a variable rate. No amount was owed on our Amended Credit Facility as of September 30, 2023. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of September 30, 2023, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $5 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, Australian Dollar, British Pound, Canadian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of September 30, 2023, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $30 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On March 24, 2023, plaintiffs filed an opposition to defendants’ motions to dismiss. Defendants filed their replies in support of their motions to dismiss on May 19, 2023, and oral argument is scheduled for February 7, 2024.

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
The global regulatory landscape regarding the protection of personal information is evolving, and U.S. (state and federal) and foreign governments are considering enacting additional legislation and rulemaking related to data privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., in August 2022 the U.S. Federal Trade Commission (the “FTC”) released and accepted comments on an advance notice of proposed rulemaking concerning “commercial surveillance” covering a host of data privacy and security topics. In addition, a potential federal omnibus privacy law remains the subject of active discussion. If passed, such a law would likely substantially impact the online advertising ecosystem.

State lawmakers are also actively addressing consumer data privacy issues. By the end of 2023, five states will have broad-based consumer privacy laws in effect: California, Virginia, Colorado, Connecticut, and Utah. In addition, numerous other states, such as Delaware, Florida, Iowa, Indiana, Montana, Oregon, Tennessee, and Texas, have recently passed similar laws, which go into effect throughout 2024 and beyond. These state laws define “personal data” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations, among other requirements, establishing data privacy rights for consumers in such states (including rights to request deletion of and access to personal data), imposing special rules on the collection of personal data from minors and other personal data deemed “sensitive” under the laws, and creating new notice obligations. Most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal data.) Importantly, as a consequence of these obligations, the availability of data within our platform, our other services and the advertising ecosystem more broadly may decline, potentially making our platform and services less valuable to our clients. Moreover, these state laws and their implementing regulations may increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual and platform changes, we cannot predict with certainty the effect of these laws and their implementing regulations on our business.
California first passed an omnibus consumer privacy law (the California Consumer Privacy Act, or “CCPA”) in 2018. Though updates to that law went into effect on January 1, 2023, enforcement activity under the initial law in 2022 revealed that regulators interpret “sales” broadly to include common advertising technology practices. This enforcement activity, together with the updates to California’s law and the state laws taking effect throughout 2023 and beyond, will impact our practices and those of our clients and others in the advertising industry. Enforcement activity by the California Attorney General also reflects an ongoing focus on online advertising activities and signals regulators’ willingness to pursue in-depth investigations and impose substantial penalties on entities allegedly operating in violation of the statute.
The CCPA also creates a potentially severe statutory damages framework for violations of the law and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.
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
Following the passage of the CCPA, other states began passing privacy laws. The state omnibus consumer privacy laws passed outside of California use somewhat different terminology from the CCPA but result in many of the same compliance obligations, and may similarly require significant time, resources and expense to develop and maintain compliance. Any obligations imposed by these state laws that diverge from the CCPA’s requirements will require further investment for compliance. For example, the regulations issued pursuant to the Colorado Privacy Act (“CPA”) impose detailed requirements for compliance with a variety of CPA obligations such as those related to offering and honoring an opt-out of certain advertising activities, including through browser or device-based preference signals.

In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal data perceived as especially sensitive, such as health data and children’s data. Several states have enacted laws that would substantially impact activities that involve showing targeted advertisements to individuals under 18 through a variety of new restrictions, though many of these laws are subject to ongoing legal challenge on First Amendment and other grounds. At the federal level, several bills introduced this session would likewise further regulate the processing of children’s data. Further, Washington’s recently enacted My Health, My Data Act (“MHMD”) introduces a host of new requirements related to a very broadly-defined notion of consumer health data that will likely impact that advertising industry. Unlike other state privacy laws, MHMD is subject to a private right of action, so plaintiffs’ attorneys could explore claims that stretch the bounds of the law’s text. MHMD sets out stringent requirements for such authorizations, such as being separate and distinct from any other consents provided by the consumer, containing the name and contact information of the data purchaser and expiration of the authorization after one year. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance costs and obligations on us, our clients and other companies in the advertising industry.
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
Changes in data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from the EU to the United States, like many U.S. and European companies, we have relied upon, and were certified under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. The Privacy Shield Framework, however, was struck down in July 2020 by the EU Court of Justice (a decision referred to as “Schrems II”) as an adequate mechanism by which EU companies may pass personal data to the United States, and other EU mechanisms for adequate data transfer, such as the standard contractual clauses, were questioned by the Court of Justice and whether and how standard contractual clauses can be used to transfer personal data to the United States is in question. In June 2021, the European Commission published revised standard contractual clauses, and shortly thereafter the European Data Protection Board promulgated guidance on implementation of the new clauses. In October 2022, the White House released an executive order implementing a new EU-U.S. data transfer mechanism, the Trans-Atlantic Data Privacy Framework (“DPF”). The DPF aims to address the concerns raised by the court in Schrems II relating to perceived risks of transferring personal data to the United States by putting in place a new set of “commercial principles” similar to the old Privacy Shield Framework together with new rules governing U.S. intelligence authorities and redress for EU individuals. The European Commission adopted an adequacy decision for the DPF in July 2023, which helps to reduce the legal uncertainty of cross-border transfers of personal data, though has already been subject to legal challenge in Europe. In addition, the validity of the standard contractual clauses as a transfer mechanism remains uncertain. If all or some jurisdictions within the EU or the U.K. determine that the new standard contractual clauses also cannot be used to transfer personal data to the United States and if the DPF is ultimately struck down in the same manner as the Privacy Shield Framework, we could be left with no reasonable option for the lawful cross-border transfer of personal data. If left with no reasonable option for the lawful cross-border transfer of personal data, and if we nonetheless continue to transfer personal data from the EU to the United States, that could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business or cause us to need to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
Regulatory investigations and enforcement actions could also impact us. In the U.S., the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. For example, the FTC brought several actions in 2023 against companies regarding their alleged disclosure of consumer health data to third-party platforms for advertising purposes, signaling increased regulatory scrutiny of advertising practices that involve particularly “sensitive” categories of personal data such as health data. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, such as the CCPA or GDPR, or consumer protection laws such as the FTC Act. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. Further, our legal risk depends in part on our clients’ or other third parties’ adherence to data privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by clients, partners and providers that they will comply with all applicable laws, including all relevant data privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to data privacy laws and regulations. If our clients, partners or providers fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages and related possible investigation or other regulatory activity.
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
In addition to laws regulating the processing of personal data, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving and, in certain jurisdictions, have varying transparency and disclosure requirements. We saw publishers impose varying prohibitions and restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals, such as the scandal involving Cambridge Analytica. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platform, and otherwise increase our operating and compliance costs. Concerns about political advertising or other advertising in areas deemed sensitive, whether or not valid and whether or not driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or public perception, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future clients.
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
In addition to laws, the online advertising ecosystem is subject to best practices and self-regulatory standards such as those promulgated by the Network Advertising Initiative and the Digital Advertising Alliance, and similar organizations in Europe and Canada. If we or our clients or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding targeted advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we could be subject to negative publicity, government investigation, government or private litigation or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business. In addition, privacy advocates and industry groups may propose new and different standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.
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
Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by laws or by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with state privacy laws or a potential federal data privacy law, then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.
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
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s web browser, Chrome, has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely in the second half of 2024, which will follow a one-percent deprecation of third-party cookies for Chrome users globally in the first half of 2024. Some Internet users also download free or paid ad-blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” or use of their personal data for targeted advertising purposes under state privacy laws in ways that stop or severely limit the ability to show targeted ads. Because additional state privacy laws require businesses to permit end users to opt out of processing their personal data for purposes of targeted advertising, including, in some states through automated signals, we expect that more opt-out solutions will become available that may ultimately be used by end users, which may reduce our clients’ use of our platform, and our business, financial condition, and results of operations could be adversely affected.
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
As the collection and use of data for digital advertising has received media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have their online browsing activities tracked implemented through an opt-out preference tool such as the “Global Privacy Control.” In addition to the CCPA, recent state privacy laws and regulations issued pursuant to those laws address and expand on requirements for honoring browser-based or similar technical signals for consumers to opt out of the sale and the use of personal data for targeted advertising purposes. If use of the “Global Privacy Control” or similar signals is adopted by many Internet users or if such a standard is imposed by even more states or by federal or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform, and our business, financial condition and results of operations could be adversely affected.
Increased transparency into the collection and use of data for digital advertising, introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, state privacy laws, “Global Privacy Control,” and the ePrivacy Directive, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.
Concerns regarding data privacy and security relating to our industry’s technology and practices, and actual or perceived failure to comply with laws and industry self-regulation, could damage our reputation and deter current and potential clients from using our products and services.
Public perception regarding data protection and privacy are significant in the programmatic advertising buying industry. Concerns about industry practices with regard to the collection, use, and disclosure of personal data, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform or related offerings by current and future clients. For example, perception that our practices involve an invasion of privacy or are designed with insufficient protections, whether or not such practices are consistent with current or future laws, regulations, or industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.
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
Our future success depends on the continuing efforts of our key employees, including Jeff T. Green, and our ability to attract, hire, retain and motivate highly skilled employees in the future.
Our future success depends on the continuing efforts of our executive officers and other key employees, including Jeff T. Green, our Chief Executive Officer. We rely on the leadership, knowledge, and experience that our executive officers provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. We also rely on our ability to hire and retain qualified and motivated employees, particularly those employees in our product development, support, and sales teams that attract and keep key clients.
The market for talent in many of our areas of operations, including California and New York, is intensely competitive, as technology companies like ours compete to attract the best talent. As a business-to-business company, we do not have the same level of name recognition among potential recruits as business-to-consumer companies. Additionally, we have less experience with recruiting and less name recognition in geographies outside of the United States and may face additional challenges in attracting and retaining international employees. In addition, many companies now offer a remote or hybrid work environment, which may increase the competition for employees from employers outside of our traditional office locations. As a result, we may incur increasingly significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them.
Employee turnover, including changes in our management team or failure to manage executive succession effectively, could disrupt our business. None of our key employees have an employment agreement for a specific term, and all of our employees may terminate their employment with us at any time. The loss of one or more of our executive officers or our inability to attract and retain highly skilled employees could have an adverse effect on our business, financial condition and results of operations.

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of September 30, 2023, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.7% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to Legal Proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended September 30, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
July 1-31	—	$—	—	$364
August 1-31	983	$73.53	983	$291
September 1-30	211	$84.78	211	$273
	1,194		1,194
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, or the “Exchange Act”) may from time to time enter into plans for the purchase or sale of Company stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended September 30, 2023, none of our Section 16 officers or directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K).
During the quarter ended September 30, 2023, none of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-K	2/19/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/31/2023	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: November 9, 2023	/s/ Laura Schenkein
Laura Schenkein
Chief Financial Officer (Principal Financial and Accounting Officer)