Form 10-K
period 2023-12-31
Trade Desk, Inc.
filed 2024-02-15
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, based on the closing sales price for the registrant’s Class A common stock, as reported on the Nasdaq Global Market, was approximately $34,083,149,160. As of January 31, 2024, there were 445,017,931 shares of the registrant’s Class A common stock outstanding and 43,918,900 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

THE TRADE DESK, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, operating expenses, capital expenditures including share repurchases, sales and marketing initiatives, cybersecurity risks and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
•If we fail to innovate or make the right investment decisions in our offerings and platform, we may fail to attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.
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
•Current or future global market uncertainties or downturns and associated macroeconomic conditions beyond our control could harm the overall demand for advertising and the economic health of advertisers, which could adversely affect our business, financial condition and results of operations.
•Seasonal fluctuations in advertising activity could have a negative impact on our revenue, cash flow and results of operations.

•We allow our clients to utilize application programming interfaces (“APIs”) with our platform and related offerings, which could result in outages or security breaches and negatively impact our business, financial condition and results of operations.
•We may experience outages, disruptions and malfunctions on our platform and related offerings if we fail to maintain adequate security and supporting infrastructure and processes, which may harm our reputation and negatively impact our business, financial condition and results of operations.
•Operational performance and internal control issues may adversely affect our business, financial condition and results of operations and subject us to liability.
•If unauthorized access is obtained to user, client or inventory and third-party provider data, or our platform or related offerings are compromised, our services may be disrupted or perceived as insecure, and as a result, we may lose existing clients or fail to attract new clients, and we may incur significant reputational harm and legal and financial liabilities.
•Privacy and data protection laws to which we and our clients, inventory partners, and third-party data providers are subject may cause us to incur additional or unexpected costs, subject us to investigations or enforcement actions for alleged compliance failures, result in less demand for our products and services, or cause us to change our platform, related offerings or business model, which may have a material adverse effect on our business.
•Advertising technology industry self-regulation may lead to investigation by government or self-regulatory bodies, government or private litigation, and operational costs or harm to reputation or brand.
•Third parties control our access to unique identifiers, and if the use of “third-party cookies” or other technology to uniquely identify devices or users is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by preference signals, technical changes on end users’ devices and web browsers, or our and our clients’ ability to use data, including on our platform or related offerings is otherwise restricted, our performance may decline, and we may lose advertisers and revenue.
•Our failure to meet standards and provide services that our advertisers and inventory suppliers trust, could harm our brand and reputation and those of our partners and negatively impact our business, financial condition and results of operations.
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

PART I
Item 1. Business
Overview
The Trade Desk, Inc. (the “Company,” “we,” “our,” or “The Trade Desk”) offers a self-service, cloud-based ad-buying platform that empowers our clients to plan, manage, optimize and measure more expressive data-driven digital advertising campaigns. Our platform allows clients to execute integrated campaigns across ad formats and channels, including video (which includes connected television (“CTV”)), display, audio, digital-out-of-home, native and social, on a multitude of devices, such as computers, mobile devices, televisions and streaming devices. Our platform’s integrations with major inventory, publisher and data partners provide ad buyers reach and decisioning capabilities, and our enterprise application programming interfaces (“APIs”) enable our clients to customize and expand platform functionality.
Our clients are advertising agencies, advertisers and other service providers for agencies or advertisers, with whom we enter into ongoing master services agreements (“MSAs”). We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.
The Trade Desk is a Delaware corporation established in 2009 and headquartered in Ventura, California.
Our Industry
We believe that several trends in the advertising industry, happening in parallel, will result in programmatic advertising — the buying and selling of advertising inventory using algorithmic software that automates the process — being the predominant means by which companies reach consumers online and through connected devices.
Some of the key industry trends are:
Media is Increasingly Digital. Media is increasingly digital as a result of advances in technology and changes in consumer behavior. This shift has enabled unprecedented options for advertisers to target and measure their advertising campaigns across nearly every media channel and connected device. The digital advertising market is a significant and growing part of the total advertising market. As media becomes increasingly digital, decisions based on consumer and behavioral data are more prevalent.
Fragmentation of Audience. As digital media grows, audience fragmentation is accelerating. A growing “long tail” of mobile applications, social media platforms, streaming services and websites presents a challenge for advertisers trying to reach a large audience. Additionally, the number of devices used by individual consumers has increased. Both of these fragmentation trends are opportunities for technology companies that can consolidate and simplify media buying options for advertisers and agencies.
Emergence of CTV. We are witnessing a generational shift from linear television to CTV as Internet and television programming converge. New technologies, including 5G internet, support seamless delivery of streaming video content, accelerating consumers’ demand to watch what they want, when they want and where they want. We believe that this increased demand for CTV will bring about new opportunities for content owners and advertisers to connect with consumers, including through ad-supported subscription models, and will further drive the shift towards data-driven advertising.
Increased Use of Data and Measurement. Advances in software and hardware, and the ubiquitous use of the Internet, have enabled the generation of user data at an unprecedented scale. Data vendors and other organizations are able to collect this user data across a wide range of Internet properties and connected devices, aggregate it and combine it with other data sources. This data is pseudonymized and made available within seconds based on specific parameters and attributes. Advertisers can integrate this targeting data with their own data or an agency’s proprietary data relating to client attributes, the advertisers’ own store locations and other related characteristics. Through the use of these types of data sources, together with measurement features, including real-time feedback on consumer reactions to the ads, programmatic advertising increases the value of impressions for advertisers and inventory owners, and viewers receive more relevant ads. At the same time, new laws, enforcement of existing laws, and self-regulatory rules regarding the collection, use, and disclosure of personal information continue to impact these practices.

Automation of Ad Buying. The growing complexity of digital advertising and the laws and rules that govern it have increased the need for automation. Technology that enables fast, accurate and cost-effective decision making through the application of computer algorithms that use extensive data sets has become critical for the success of digital advertising campaigns. Using programmatic inventory buying tools, advertisers are able to automate their campaigns, providing them with better price discovery on an impression-by-impression basis. As a result, advertisers are able to bid on and purchase the advertising inventory they value the most, pay less for advertising inventory they do not value as much and abstain from buying advertising inventory that does not fit their campaign parameters.
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
What We Do
We empower ad buyers by providing a self‑service cloud-based ad-buying platform that enables them to plan, manage, optimize and measure data‑driven digital advertising campaigns. Our platform allows clients to execute integrated campaigns across various advertising channels and formats, including video (which includes CTV), display, audio, digital-out-of-home, native and social, on a multitude of devices, including computers, mobile devices, televisions and streaming devices.
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
•We Are an Enabler, Not a Disruptor. Through our platform and related offerings, we enable advertisers, agencies and other service providers that participate in the digital advertising ecosystem. Advertisers are able to use our platform directly or through their agencies of choice.
•We Are Data Driven. Our platform was founded on the principle that data-driven decisions will be the future of advertising. We built a data-management platform first, before building our ad-buying technology. While data from third-party data providers improves campaign performance, our clients’ success often relies largely on our ability to ingest proprietary data directly from advertisers and agencies to enable intelligent decisioning that optimizes advertising campaigns. Given our independent buy-side focused approach and our strict protocols governing the ingestion of client first-party data into our data management platform, our clients trust us with their most granular and expressive data. Our technology platform enables effective use of such data, allowing our clients to run precisely targeted advertising campaigns that help maximize their return on advertising investments. Additionally, we are able to better optimize campaigns by using the data streams that we capture across different devices, so that data from one channel can be used to inform another (subject to appropriate consumer choices). The breadth of data that we make available on our data marketplace from numerous data sources across channels gives our clients a holistic view of their target audiences, enabling more effective targeting across different channels.
•We Do Not Arbitrage Advertising Inventory. To further align our interests with those of our clients, we do not buy advertising inventory in order to resell it to our clients for a profit. Instead, we provide our clients with a platform that allows them to manage their omnichannel advertising campaigns, on a self-service basis with robust reporting. With our platform, our clients control their campaign spend and can access and choose from many inventory sources.
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
Our platform is powerful and user friendly:
•Easy to Use, Open and Customizable. Our platform includes easy-to-use tools and interfaces that help our users focus on managing the key elements of their campaigns. Our platform also enables clients to integrate custom features and interfaces for their own use through our APIs.
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
•Integrated, Omnichannel and Cross Device. Our platform provides integrated access to a wide range of omnichannel inventory and data sources, as well as third-party services such as ad servers, ad-verification services and survey vendors. Our platform’s integration of these sources and services enables our clients to deploy their budgets through a wide variety of channels, media screens and formats, targeted in their desired manner, all through a single platform.
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
•Advanced Reporting and Analytics Tools. We provide a comprehensive view of consumers’ interactions with the ads purchased through our platform with robust reporting of performance insights across multiple variables, such as audience characteristics, ad format, site category, website, device, creative type and geography. Better reporting results in better learning, enabling better campaign optimization and outcomes.
•Data Management and Measurement Tools. Our platform enables clients to optimize campaigns with numerous highly relevant data sets, including from an extensive selection of third-party vendors, in a seamless and easy manner. We also empower our clients with an extensive set of measurement capabilities, both through a number of proprietary benchmarking tools and indices, and through integrations with a broad selection of third-party measurement partners.

•Artificial Intelligence. Koa, our predictive algorithmic tools, utilizes artificial intelligence to process complex data sets and make recommendations for campaign optimizations. These recommendations help platform users make data-driven decisions without sacrificing control or transparency and empower users to choose which optimizations make the most sense for their campaigns. Koa’s artificial intelligence capabilities are used across various aspects of the platform, including predictive clearing, ad impression relevance scoring, measurement and forecasting, budget optimization and key performance indicator scoring.
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
Our platform enables advertisers and agencies to:
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
•Expand Our Omnichannel Capabilities. We believe offering clients capabilities across all media channels and devices enables advertisers to manage highly effective omnichannel campaigns, where data from each channel can inform decisions in other channels. We believe these capabilities will continue to further strengthen our relationships with our clients. We intend to continue investing in innovation across all channels, including the integration of new inventory sources within CTV, other video, audio, mobile, social, native and digital-out-of-home.
•Extend Our Reach in CTV. Television is the largest category of advertising spend, and we believe that the future of television is CTV, the streaming of media and video on demand through subscription and ad-supported streaming services. We plan to continue investing significant resources in technology, sales and support staff related to our CTV growth initiatives.
•Continue to Innovate in Technology, Data and Measurement. We intend to continue innovating and improving the technology underlying our platform and enhancing its features and functionalities. We view data and measurement as key competitive advantages and we will continue to invest resources in growing our data and measurement offerings.
•Further Enhance Identity Solutions, Including Unified ID 2.0. We continue to develop and enhance Unified ID 2.0, a new open-source identity framework, which is currently in use with approved partners. Unified ID 2.0 aims to preserve the value of relevant advertising on the open internet without reliance upon third-party cookies, while giving consumers transparency and control over their data. Unified ID 2.0 operates by transforming email addresses or phone numbers into an advertising identifier (a “UID2”) that is designed to not directly identify the individual. Subject to appropriate guardrails, participants in Unified ID 2.0 can then use this UID2 in connection with our platform and other services, including ad buying and reporting. We have worked to cultivate industry-wide support and collaboration for the Unified ID 2.0 approach, and we intend to continue these efforts. EUID, a European-focused version of Unified ID 2.0, was released in a limited beta in 2023.
•Ensure Access to Quality Inventory, Including through OpenPath. Our continued success depends on our ability to secure increasing amounts of attractive, high-quality inventory on reasonable terms for our clients. As part of such efforts, we have developed OpenPath, our offering intended to give clients access to quality inventory through a simplified, direct connection to publishers. Because the amount, quality and cost of inventory available to us can change at any time, we intend to continue making investments to maintain and grow our available inventory.
•Expand Our International Presence. Many of our clients serve advertisers on a global basis, and we intend to expand our presence outside of the United States (“U.S.”) to serve the needs of those advertisers in additional geographies. As we expand relationships with our existing clients, we are investing in select regions in Europe and Asia. In particular, we believe that the United Kingdom, Germany, France, China, Japan, India and Australia may represent substantial growth opportunities, and we are investing in developing our business in those and other markets.
Our Clients
Our clients consist of purchasers of programmatic advertising inventory and data. As of December 31, 2023, we had over 1,100 clients, consisting primarily of advertising agencies or groups within advertising agencies that have independent relationships with us, manage budgets independently of one another, are based in different jurisdictions and are served by unique Trade Desk teams. Many of these advertising agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. Our client count includes only those parties that have signed MSAs with us and have spent more than $20,000 on our platform.
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
Our clients are loyal, as reflected by our client retention rate of over 95% in each of the last ten years. In addition, our clients typically grow their use of our platform and related offerings over time.
If all of our individual client contractual relationships were aggregated at the holding company level, one holding company, Publicis Groupe, would have represented more than 10% of our gross billings in 2023 and 2022. We generally do not have contractual relationships with holding companies; rather, in most cases we enter into separate contracts and billing relationships with various of their individual agencies and account for those agencies as separate clients.
Our Advertising Inventory and Data Suppliers
We believe that we are an important business partner for suppliers of programmatic advertising inventory and data as we represent one of the largest sources of buy-side demand within the digital advertising industry.
We obtain digital advertising inventory from over 140 directly integrated ad exchanges, publishers and supply-side platforms, providing us with access to a breadth of programmatic advertising inventory across computers, mobile devices and CTV.
We believe that our data marketplace represents an important distribution channel for third-party data vendors. As of December 31, 2023, we have integrated our platform with more than 250 third-party data vendors whose products are available for purchase through our platform.
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
We expect technology and development expense to increase as we continue to invest in the development of our platform and related offerings to support additional features and functions, increase the number of advertising and data inventory suppliers and support anticipated increases in volume of advertising spending by our clients on our platform. We also intend to invest in technology to further automate our business processes.
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
As of December 31, 2023, we had 3,115 full-time employees in 19 countries. Regionally, North America, Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) make up approximately 64%, 17% and 19% of our workforce, respectively.
Diversity and Inclusion
We are committed to fostering a culture of inclusion and belonging in which all employees are empowered to bring their whole, authentic selves to work every day. At The Trade Desk, we believe in the people who work for us, and we prioritize diversity and inclusion as part of our investment in our people. Our goal is to create a culture where we value, respect and provide fair treatment and opportunities for all employees. Team members are encouraged to come to their managers with questions, feedback or concerns, and we conduct various internal surveys that gauge employee sentiment in areas like career development, culture, manager performance and inclusivity. Our leaders review the survey feedback and work with their teams to take action based on survey results.

We demonstrate this commitment through a strategy of education, celebration, donations to the community, diversification of our talent and the creation of forums for internal dialogue and listening. As of December 31, 2023, our global leadership team is 64% male and 36% female.
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
Development of International Markets
We have been increasing our focus on markets outside the U.S. to serve the global needs of our clients. We believe that the global opportunity for programmatic advertising is significant and will continue to expand as publishers and advertisers outside the U.S. seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about our geographic gross billings is set forth in Note 12—Segment and Geographic Information of “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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

Collection and Use of Data; Privacy and Data Protection Legislation and Regulation
To power our platform, we and our clients currently use pseudonymous data about Internet and mobile app users to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to end users based on information such as their geographic locations, the type of device they are using, their interests as inferred from their web browsing or app usage activity or their relationships with our clients. Such data is passed to us from third parties, including original equipment manufacturers, application providers and publishers. We do not use this data to discover the identity of individuals, and we currently contractually prohibit clients, data providers and inventory suppliers from importing data that directly identifies individuals onto our ad buying platform. In connection with some of our newer offerings, including Unified ID 2.0 and EUID, we do allow users of those services to disclose some directly identifying information, such as phone number and email address, to us for purposes of transforming that information into pseudonymous identifiers to use on our platform. We also take in email addresses and phone numbers to operationalize the opt-out portal we offer in connection with Unified ID 2.0 and EUID.
Our ability, and the ability of other advertising technology companies, to collect, augment, analyze, use and share data relies upon the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. The processes used to identify devices and similar and associated technologies are governed by U.S. and foreign laws and regulations and are dependent upon their implementation within the industry ecosystem. Such laws, regulations, and industry standards change frequently, including those relating to the level of consumer notice, consent and/or choice required when a company uses data for certain purposes, including targeted advertising, or employs cookies or other electronic tools to collect data about interactions with users online.
In the U.S., both federal and state legislation govern activities such as the collection and use of personal data, and data privacy in the advertising technology industry has frequently been subject to review by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual states. Relying on Section 5 of the FTC Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, the FTC actively pursues alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. In addition, increasing consumer concern over data privacy in recent years has led to a myriad of enacted and proposed legislation and regulation both at the federal and state levels, some of which has affected and will continue to affect our operations and those of clients, inventory sources, and other industry partners.
Many states have adopted omnibus consumer privacy laws, some of which are already enforceable, while others will take effect over the coming years. Other states are considering similar legislation. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. In many respects, these state laws focus significantly on advertising activities, mandating that businesses that engage in certain advertising uses of consumer personal information to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, referring to such practices as “processing for targeted advertising” or “sales” or “sharing” of personal information, but the opt-out requirement exists under each state’s law.) These state privacy laws also provide consumers other rights, such as to access, correct or delete their personal information (subject to certain limitations), opt out of certain processing of their personal information, and impose special rules on the collection of data from minors, as well as transparency and data governance obligations. Importantly, as a consequence of the obligations under these laws, the availability of data within our platform, our related offerings, and the advertising ecosystem more broadly may decline, potentially making our platform and services less valuable to our clients.
The requirement under certain states’ laws to honor users’ requests to opt out of certain disclosures and uses of data for advertising purposes through preference signals, such as the Global Privacy Control (“GPC”) or similar signals, reflects a broader attention that privacy advocates, the media and some government regulators, have devoted to digital advertising in recent years. If the use of the GPC or similar technical signals is adopted by many Internet users, is imposed by additional states or by federal or foreign legislation, or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform and services, and our business could be harmed.
As our business is global, our activities are also subject to foreign legislation and regulation. In the United Kingdom (“U.K”) and the European Union (the “EU”) (including the European Economic Area (the “EEA”) and the countries of Iceland, Liechtenstein and Norway), separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. The General Data

Protection Regulation (“EU GDPR”) and the U.K.’s version of the GDPR (the “UK GDPR”) (the EU GDPR and UK GDPR are hereinafter referred to as the GDPR), which apply to us, define “personal data” broadly. Together with related laws, such as the ePrivacy Directive, we and our clients and inventory partners face enhanced data protection obligations, both as controllers of such data and as service providers processing the data. These laws also provide certain rights, such as access and deletion, to the individuals about whom the personal data relates, and require consent for certain activities. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive (discussed below). Although the TCF is actively in use, its viability as a compliance mechanism is under review by the Belgian Data Protection Authority and others and we cannot predict its effectiveness over the long term (as further detailed in the Risk Factors section). Maintaining compliance with the requirements of European privacy laws and regulations, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, and may lead to significant changes in our business operations, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
Additionally, in the EU, the EU Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access, and provided consent. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the EU GDPR and force a harmonized approach across EU member states. Although it remains under debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies, and the fines and penalties for breach may be significant. We cannot yet determine the impact such future laws, regulations and standards may have on our business.
To address the transfer of personal data from Europe to the United States, we rely upon, and are currently certified under, the EU-U.S. and Swiss-U.S. Data Privacy Frameworks (“DPF”) and the U.K. Extension to the EU-U.S. DPF. The European Commission adopted an adequacy decision for the DPF in July 2023, replacing the prior Privacy Shield Framework, as an adequate mechanism by which EU companies may pass personal data to the U.S. However, the DPF is already subject to legal challenge in Europe. Whether and how other European mechanisms for adequate data transfer, such as the latest standard contractual clauses, can be used to transfer personal data to the U.S. remains in question. If all or some jurisdictions within the EU or the U.K. determine that the latest standard contractual clauses cannot be used to transfer personal data to the U.S. and if the DPF is ultimately struck down in a manner similar to the Privacy Shield Framework, then, we could be left with no reasonable option for the lawful cross-border transfer of personal data. In such circumstance, continuing to transfer personal data from the EU to the U.S. could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity. Such consequences could have an adverse effect on our reputation and business, such as by requiring us to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may harm our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
In addition, the online advertising ecosystem is subject to best practices and self-regulatory standards, such as those promulgated by the Network Advertising Initiative, or NAI, the Digital Advertising Alliance, or DAA, and their international counterparts.
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
We had over 1,100 clients, consisting primarily of advertising agencies, as of December 31, 2023. Many of these agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. If all of our individual client contractual relationships were aggregated at the holding company level, Publicis Groupe would have represented more than 10% of our gross billings for 2023.
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
If we fail to innovate or make the right investment decisions in our offerings and platform, we may fail to attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.
Our industry is subject to rapid and frequent changes in technology and laws governing our activities, evolving client needs and expectations and the frequent introduction by our competitors of new and enhanced offerings. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. We must constantly make investment decisions regarding offerings and technology to meet client demand and evolving industry and legal standards. We may make bad decisions regarding these investments. Furthermore, even if we believe that our investments improve upon our platform and offerings, such as updates to our various platform features and user interface, they may nevertheless fail to meet new or existing client expectations or preferences, which could result in decreased client adoption or use of our platform.
In addition, as we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning and new processing of personal information, including identifiable information, they may raise new, or heighten existing, technological, security, legal and other risks and challenges, that may cause unintended consequences and may not function properly or may be misused by our clients. If we fail to adapt to our rapidly changing industry or to evolving client needs or expectations, or we provide new or updated products and services that exacerbate technological, security, legal or other challenges, the reputation of and demand for our platform or related offerings could decrease and our business, financial condition and operations may be adversely affected.
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

Inventory suppliers control the bidding process, rules and procedures for the inventory they supply. Such processes may not always work in our favor or for the benefit of our clients and may create inefficiencies in the supply chain for advertising inventory. Given the importance of ensuring access to quality inventory for our advertisers, we launched our OpenPath offering, in order to give clients a simplified, direct connection to publishers. However, there can be no guarantee that we will be successful in any such efforts or at all.
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
Current or future global market uncertainties or downturns and associated macroeconomic conditions beyond our control could harm the overall demand for advertising and the economic health of advertisers, which could adversely affect our business, financial condition and results of operations.
Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Current or future global market uncertainties or downturns and associated macroeconomic conditions, such as growing inflation, rising interest rates, recessionary fears, changes in foreign currency exchange rates, supply chain disruptions, the impact of global instability in many parts of the world and public health crises, may disrupt the operations of our clients and partners and cause advertisers to decrease or pause their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could also result in our investments not yielding the returns we anticipate.
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
We allow our clients to utilize application programming interfaces (“APIs”) with our platform and related offerings, which could result in outages or security breaches and negatively impact our business, financial condition and results of operations.
The use of APIs by our clients has significantly increased in recent years. Our APIs allow clients to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform and related offerings. The increased use of APIs increases security and operational risks to our systems and the users of our systems, including the risk for intrusion attacks, data theft or denial of service attacks. Furthermore, while APIs allow clients greater ease and power in accessing our platform and related offerings, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to client overuse of our systems through our APIs. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation and remediation damage to our reputation and loss of goodwill, any of which could harm our business, financial condition and results of operations.

We may experience outages, disruptions and malfunctions on our platform and related offerings if we fail to maintain adequate security and supporting infrastructure and processes, which may harm our reputation and negatively impact our business, financial condition and results of operations.
As we expand our offerings, which in some instances involves ingesting more identifiable information, the consequences of potential security vulnerabilities become more significant for our business. We expect to continue to invest in technology and security services, equipment, and expertise, including engineers, data centers, network services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from security vulnerabilities or misuse, system disruptions, data loss, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our financial condition, reputation and ability to attract and retain clients. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, protect, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected. The steps we take to increase the reliability, integrity and security of our platform and related offerings as they scale are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyberattacks. Such cyberattacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, tricking company employees into releasing control of their systems to a hacker, or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyberattacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data, including personal information. We are also vulnerable to unintentional errors or malicious or improper actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations and functioning of our platform and related offerings. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as real-time advertising exchanges. Misuse, vulnerabilities, outages and disruptions of our platform and related offerings, including due to cyberattacks, may require engagement with regulators or lead to legal actions, harm our reputation and negatively impact our business, financial condition and results of operations.
Operational performance and internal control issues may adversely affect our business, financial condition and results of operations and subject us to liability.
Our platform and related offerings are complex and proprietary, and we rely on the expertise of members of our engineering, operations and software development teams for their continued performance. Operational, performance and internal control issues may arise due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors and other internal and external variables. Such issues have caused errors, failures, design flaws, vulnerabilities and bugs in the past and may again in the future. We also rely on third-party technology and systems to perform properly, which are often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform and related offerings or such other computing environments. Operational, performance and internal control issues with our platform and related offerings, which we may experience and have experienced in the past, could include the failure of our user interface, outages, errors, discrepancies in costs billed versus costs paid, unauthorized bidding, cessation of our ability to bid or deliver impressions, deletion of our reporting information, unanticipated volume overwhelming our databases, server failure or catastrophic events affecting one or more server farms.
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

If unauthorized access is obtained to user, client or inventory and third-party provider data, or our platform or related offerings are compromised, our services may be disrupted or perceived as insecure, and as a result, we may lose existing clients or fail to attract new clients, and we may incur significant reputational harm and legal and financial liabilities.
We face various and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our systems and the data that we process. Our products and services involve the storage and transmission of significant amounts of data from users, clients and inventory and data providers, a large volume of which is hosted by third-party service providers. Our services and the data on our platform, related offerings and in our systems could be exposed to unauthorized access due to activities that breach or undermine security measures, including: negligence or malfeasance by internal or external actors; attempts by outside parties to fraudulently induce employees, clients or vendors to disclose information or data, including personal information; or errors or vulnerabilities in our systems, products or processes or in those of our service providers, clients, and vendors.
For example, from time to time, we experience cyberattacks of varying degrees and other attempts to obtain unauthorized access to our systems, including to employee mailboxes. We have dedicated and expect to continue to dedicate resources toward security protections that shield data from these activities, including worldwide incident response teams and dedicated resources to incident response processes. However, such measures cannot provide absolute security and could, among other issues, fail to be adequate or accurately assess the incident severity, not proceed quickly enough, or fail to sufficiently remediate an incident. Further, we can expect that the deployment of techniques to circumvent our security measures may occur with more frequency and sophistication and may not be recognized until launched against a target. Accordingly, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures.
Many of our employees now have a hybrid work schedule consisting of both in-person work and working from home. Although we have implemented work-from-home protocols and provide work-issued devices to employees, the actions of our employees while working from home may have a greater effect on the security of our systems, platform, related offerings and the data we process, including by increasing the risk of compromise to our systems, confidential information or data arising from employees’ combined personal and private use of devices, accessing our systems or data using wireless networks that we do not control or the ability to transmit or store company-controlled data outside of our secured network.
A breach of our security, a flawed design, and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. This could result in government investigations, lawsuits (including class actions), enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. As some of our newer offerings involve the receipt and processing of identifiable information, the risks associated with data including risks to breach of our systems increases, and we could be subject to contractual breach and indemnification claims from other clients and partners and otherwise suffer damage to our reputation, brand, and business. Our platform may also receive data in aggregated or pseudonymized form, and if our systems are breached and such data or information is compromised, it could be damaging to our brand, reputation, and business. Cyberattacks could also compromise our own trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. Although we maintain errors or omissions and cyber liability insurance, the costs related to an incident or other security threats or disruptions may not be fully insured or indemnified by other means and insurance and other safeguards might only partially reimburse us for our losses, if at all. We also cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Privacy and data protection laws to which we and our clients, inventory partners, and third-party data providers are subject may cause us to incur additional or unexpected costs, subject us to investigations or enforcement actions for alleged compliance failures, result in less demand for our products and services, or cause us to change our platform, related offerings or business model, which may have a material adverse effect on our business.

Information relating to individuals and their devices (commonly called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to its collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile application identifiers), which are or may be considered personal data or personal information in many jurisdictions or otherwise subject to regulation. In connection with certain of our offerings, including the Unified ID 2.0, EUID and OpenPass, we receive information that directly identifies individuals, such as email addresses and phone numbers, both directly from consumers and from our clients or others. We deploy technical and security measures, internal policy controls, and contractual measures to limit how such identifying information is used and shared and to help honor consumer choices. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws.

The global regulatory landscape regarding the privacy and protection of personal information is evolving, and U.S. (state, federal and local) and foreign governments are considering enacting additional legislation and rulemaking related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., the FTC continues to propose updates to existing regulations, including those governing collection of data from children online and related to “commercial surveillance” generally. Further, the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. For example, the FTC brought several actions in 2023 against companies regarding their alleged disclosure of consumer health data to third-party platforms for advertising purposes, signaling increased regulatory scrutiny of advertising practices that involve “sensitive” categories of personal data such as health data. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, or consumer protection laws such as the FTC Act. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. In addition, a potential federal omnibus privacy law remains the subject of active discussion. If passed, such a law would likely substantially impact the online advertising ecosystem.

State lawmakers are also actively addressing consumer data privacy issues. Many states have adopted omnibus consumer privacy laws, some of which are already enforceable, while others will take effect over the coming years. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations and establish data privacy rights for consumers in such states (including rights to opt out of certain processing of their personal data and to request correction and deletion of and access to personal data), imposing special rules on the collection of personal data from minors and other personal data deemed “sensitive” under the laws, and creating new notice obligations. Most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal data.) Because of these obligations, the availability of data within our platform, our other offerings and the advertising ecosystem more broadly may decline, potentially making our platform and offerings less valuable to our clients.

The requirement under certain states’ laws to honor users’ requests to opt out of certain disclosures and uses of data for advertising purposes through preference signals, such as the Global Privacy Control (“GPC”) or similar signals, reflects a broader attention that privacy advocates, the media and some government regulators, such as the FTC, have devoted to digital advertising in recent years. If the use of the GPC or similar technical signals is adopted by many Internet users, is imposed by additional states or by federal or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform and offerings, and our business could be harmed.

These laws and their implementing regulations will likely also increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual and platform changes, we cannot predict with certainty the effect of these laws and their implementing regulations, many of which are not yet finalized, on our business, nor the share of consumers who will carry out their opt-out and other rights and how these actions will impact us, our clients, inventory sources, and our industry. Further, enforcement activity under laws already in effect, particularly in California, reflects an ongoing focus on online advertising activities and signals regulators’ willingness to pursue in-depth investigations and impose substantial penalties on entities allegedly operating in violation of the statute. Thus, we expect that continuing to maintain compliance with states’ varying legal requirements, including monitoring and adjusting to new regulations and interpretations that emerge through enforcement actions will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal data perceived as especially sensitive, such as health data and children’s data. For example, several states have enacted laws that would substantially impact activities that involve showing targeted advertisements to individuals under 18 through a variety of new restrictions, though many of these laws are subject to ongoing legal challenge on. First Amendment and other grounds. Several recent federal bills would likewise further regulate the processing of children’s data and other personal data perceived as especially sensitive. Further, several states have recently enacted new laws or updated existing laws to impose new privacy obligations related to health-related personal information beyond that governed by federal and state laws governing medical records and similar information, such as HIPAA. For example, Washington’s My Health, My Data Act (“MHMD”) introduces a host of new requirements related to a very broadly-defined notion of consumer health data that will impact that advertising industry in part because MHMD is subject to a private right of action (unlike other state privacy laws), so plaintiffs’ attorneys could explore claims that stretch the bounds of the law’s text. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance and defense costs, and more obligations on us, our clients and other companies in the advertising industry.
Laws governing the processing of personal data in Europe (including the U.K., E.U. and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. For example, the GDPR defines “personal data” broadly and enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism is under review by European authorities and we cannot predict its effectiveness over the long term. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, authorities enforcing the U.K. GDPR have the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
Data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from Europe to the U.S., we rely upon, and are certified under the EU-U.S. and Swiss-U.S. Data Privacy Frameworks (“DPF”) and the U.K. extension to the EU-US DPF. The DPF replaced the Privacy Shield Framework as an adequate mechanism by which EU companies may pass personal data to the U.S. However, the DPF is already subject to legal challenge in Europe. Relatedly, whether and how other transfer mechanisms, such as standard contractual clauses, can be used to transfer personal data to the U.S. is in question. While the recent adequacy decision for the DPF helps to reduce the legal uncertainty of cross-border transfers of personal data, the long-term validity of these transfer mechanisms remains uncertain. If all or some jurisdictions within the EU or the U.K. determine that the latest standard contractual clauses also cannot be used to transfer personal data to the U.S. and if the DPF is ultimately struck down in a manner similar to the Privacy Shield Framework, we could be left with no reasonable option for the lawful cross-border transfer of personal data. In such circumstances, continuing to transfer personal data from the EU to the U.S. could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity. Such consequences could have an adverse effect on our reputation and business, such as by requiring us to establish systems to maintain certain data in the EU, potentially involving substantial expense and causing us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
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

Adapting our business to enhanced and evolving privacy obligations across relevant jurisdictions could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of our platform and related offerings, therefore incurring unexpected compliance costs. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under existing and future data privacy laws, industry approaches that disfavor our platform and offerings, and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.
In addition to laws regulating the processing of personal data, we, our advertisers, and publishers are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving and, in certain jurisdictions, impose varying substantive transparency and disclosure requirements on advertisers, publishers, and/or others in the ecosystem. We saw publishers impose varying prohibitions and restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals, such as the scandal involving Cambridge Analytica. The lack of uniformity and increasing restrictions and requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platform, and otherwise increase our operating and compliance costs. Concerns about political advertising or other advertising in areas deemed sensitive, whether or not valid and whether or not driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or public perception, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future clients.
We deploy technical and organizational measures, internal policy controls, and contractual measures to limit how such identifying information is used and shared and to help honor consumer choices. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws. These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform and related offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. In addition, public perception regarding data protection and privacy are significant in the programmatic advertising buying industry. Concerns about industry practices with regard to the collection, use, and disclosure of personal data, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform or related offerings by current and future clients. For example, perception that our practices involve an invasion of privacy or are designed with insufficient protections, whether or not such practices are consistent with current or future laws, regulations, or industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform and related offerings, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.
Advertising technology industry self-regulation may lead to investigation by government or self-regulatory bodies, government or private litigation, and operational costs or harm to reputation or brand.
In addition to laws, the online advertising ecosystem is subject to best practices and self-regulatory standards, such as those promulgated by the Network Advertising Initiative and the Digital Advertising Alliance, and similar organizations in Europe and Canada. If we or our clients or partners make mistakes in the implementation of these principles, if self-regulatory bodies expand these guidelines, if government authorities issue different guidelines regarding targeted advertising, if opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we could be subject to negative publicity, government investigation, government or private litigation or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business. In addition, privacy advocates and industry groups may propose new and different standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.
Third parties control our access to unique identifiers, and if the use of “third-party cookies” or other technology to uniquely identify devices or users is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by preference signals, technical changes on end users’ devices and web browsers, or our and our clients’ ability to use data, including on our platform or related offerings is otherwise restricted, our performance may decline, and we may lose advertisers and revenue.
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
Digital advertising mostly relies on the ability to uniquely identify devices or users across websites and applications, and to collect data about user interactions for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through unique identifiers stored in cookies (and similar technologies), provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type. We use device and other identifiers to record information such as when an Internet user views an ad, clicks on an ad, or visits one of our advertiser’s websites or applications. We use device and other identifiers to help us achieve our advertisers’ campaign goals, including to limit the instances that an Internet user sees the same advertisement, report information to our advertisers regarding the performance of their advertising campaigns, and detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data associated with device and other identifiers to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients rely on device and other identifiers to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign and may undermine the effectiveness of our platform or our ability to improve our platform and remain competitive.
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s web browser, Chrome, has introduced new controls over third-party cookies and announced plans to deprecate support for third-party cookies and user agent strings entirely in the second half of 2024, which will follow a one-percent deprecation of third-party cookies for Chrome users globally in the first half of 2024. In 2024, Google is also testing various technologies under its label of “Privacy Sandbox”, which may provide modified targeting and measurement functionality to digital advertising ecosystem participants as a limited replacement for the functionality currently provided through the use of third-party cookies. We believe that Google’s planned deprecation of third-party cookies and its ongoing development of these technologies, which we expect to be technically complex and designed in a manner that does not favor us or our partners, has created and will likely continue to create industry uncertainty regarding the potential effects on user experience and advertiser targeting and measurement. Although we believe our platform is well-positioned to adapt to such changes, particularly with our Unified ID 2.0 approach, the impact of such changes remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel.
Some Internet users also download free or paid ad-blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” or use of their personal data for targeted advertising purposes under state privacy laws in ways that stop or severely limit the ability to show targeted ads. Because additional state privacy laws require businesses to permit end users to opt out of processing their personal data for purposes of targeted advertising, including, in some states through automated signals, we expect that more opt-out solutions will become available that may ultimately be used by end users, which may reduce our clients’ use of our platform and related offerings, and our business, financial condition, and results of operations could be adversely affected.
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
Recent state privacy laws and regulations issued pursuant to those laws address and expand on requirements for honoring browser-based or similar technical signals for consumers to opt out of the sale and the use of personal data for targeted advertising purposes. If use of the “Global Privacy Control” or similar signals is adopted by many Internet users or if such a standard is imposed by even more states or by federal or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform and related offerings, and our business, financial condition and results of operations could be adversely affected.
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
Our future success depends on the continuing efforts of our executive officers and other key employees, including Jeff T. Green, our founder and Chief Executive Officer. We rely on the leadership, knowledge, and experience that our executive officers provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. We also rely on our ability to hire and retain qualified and motivated employees, particularly those employees in our product development, support, and sales teams that attract and keep key clients.
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
•changes and uncertainty in the regulatory environment for us, advertisers, inventory providers, or others in the advertising industry, and the effects of our efforts and those of our clients and partners to address changes and uncertainty in the regulatory environment;

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
A significant portion of our business relies upon hardware and services that are hosted, managed and controlled by third-party co-location providers for our data centers, and we are dependent on these third parties to provide continuous power, cooling, Internet connectivity and physical and technological security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume some hosting responsibilities ourselves. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could result in a loss of revenue. These facilities may be located in areas prone to natural disasters and may experience catastrophic events such as earthquakes, fires, floods, power loss, telecommunications failures, public health crises and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyberattacks and similar misconduct. Although we have made certain disaster recovery and business continuity arrangements, such events could cause damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, which could result in disruptions to our service.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of December 31, 2023, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.7% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to Legal Proceedings.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions:
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
•restrict the forum for certain litigation against us to the federal district courts of the United States;
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
Our amended and restated certificate of incorporation and amended and restated bylaws designate certain state or federal courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the sole and exclusive forum for any state law claim for:
•    any derivative action or proceeding brought on our behalf;
•     any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees, or stockholders to us or our stockholders;
•    any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or
•    any action asserting a claim governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”).

The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated certificate of incorporation and amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision, respectively; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in our amended and restated certificate of incorporation and amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees (including, without limitation, any claims in respect of stockholder nominations of directors as permitted under our amended and restated bylaws), which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders
We cannot guarantee that our share repurchase program will be fully consummated, that it will enhance long-term stockholder value, or that it will successfully mitigate the dilutive effect of employee equity awards. Share repurchases diminish our cash reserves and could also increase the volatility of the trading price of our Class A common stock.
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
We explore, on an ongoing basis, potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business; however, we have limited experience in acquiring and integrating businesses, products and technologies. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues. Acquisitions involve numerous risks, any of which could harm our business, including:
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Management has implemented a program to protect the confidentiality, integrity and availability of our information systems and to identify, assess, manage and report on material risks from cybersecurity threats. The program is managed by an in-house cybersecurity team, and the program includes risk management and mitigation processes, such as malware protection, access management, technical vulnerability management and security incident response among other processes and technical safeguards; communication with third-party providers of services regarding their information security practices and disclosed cybersecurity incidents; the use of third-party service providers, as appropriate, for monitoring and mitigating cybersecurity threats and conducting penetration tests; education and training across the organization to mitigate cybersecurity threats to employees and our company; the maintenance of cybersecurity breach insurance; and disaster recovery and business continuity arrangements to minimize the potential impact to our operations in the event of a cybersecurity incident.
The cybersecurity program is aligned with our enterprise risk framework. Members of our cybersecurity, enterprise risk management, finance and legal teams collaboratively assess the degree of risk to our business and operations from cybersecurity threats and incidents to develop incident response plans and risk mitigation practices. Risk is assessed across the potential technological, operational, financial, legal, regulatory and reputational impacts to our company, including the materiality of cybersecurity incidents pursuant to SEC disclosure rules.
Although we follow guidance from various standards related to cybersecurity and engage third-party attestation services to test controls relevant to our business, this does not imply that we meet any particular technical standards, specifications or requirements.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, financial condition or results of operations. However, we remain subject to unknown or future cybersecurity threats that could materially affect us, including our business strategy, financial condition or results of operations. See “Item 1A. Risk Factors” for a discussion of various risks related to cybersecurity.
Governance
Our board of directors has delegated oversight of all risk assessment and risk management activities to the audit committee. The audit committee provides strategic oversight of management’s risk management practices, including cybersecurity. Regular and ad hoc reporting from management, such as the executive risk committee (as described below), to the audit committee may include information about the prevention, detection, mitigation and remediation of material cybersecurity incidents, if any.
Our executive risk committee, which is comprised of our Chief Financial Officer, Chief Legal Officer and Senior Vice President, Technology, oversees the cybersecurity risk assessment and mitigation activities and receives regular reports from our cybersecurity team regarding the nature, timing and extent of incidents that occur across the Company’s internal environments and those disclosed by third-party service providers, if applicable. Our cybersecurity team is comprised of technically skilled professionals with computer science, cybersecurity assurance or other cybersecurity degrees and professional experience in monitoring, detecting, mitigating and preventing cybersecurity incidents and testing cybersecurity processes. The executive risk committee has expertise in the pertinent financial, legal, regulatory, operational and technical areas to assess the impact of cybersecurity risks and incidents across the business and oversee our response to and disclosure of such incidents. In particular, our Senior Vice President, Technology brings decades of technical experience to our executive risk committee along with technical education in computer engineering.

Item 2. Properties
We maintain our principal offices in Ventura, California. We also lease office and data center space in various cities within North America, Europe, Asia and Australia. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.
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

On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On March 24, 2023, plaintiffs filed an opposition to defendants’ motions to dismiss. Defendants filed their replies in support of their motions to dismiss on May 19, 2023. Oral argument on the motions has been set for April 3, 2024.

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
Holders of Record
As of January 31, 2024, there were approximately 16 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends on our Class A or Class B common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to finance the operation and expansion of our business or to conduct repurchases of our Class A common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our board of directors considers relevant. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our financial condition, liquidity and capital resources. In addition, our Amended Credit Facility (as defined below) contains restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our proxy statement relating to our 2024 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended December 31, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
October 1-31	—	$—	—	$273
November 1-30	1,685	$68.19	1,685	$158
December 1-31	1,507	$69.64	1,507	$53
	3,192		3,192
_______________
(1) On February 15, 2023, we announced that our board of directors approved a share repurchase program with authorization to repurchase up to $700 million our Class A common stock, which commenced in February 2023 and has no expiration date. In February 2024, an additional $647 million was authorized under this program, bringing the total amount for future repurchases back to $700 million. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The program does not obligate us to acquire a minimum amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors. See Note 9—Capitalization in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.
(2) Excludes other costs such as broker commissions and the accrued excise tax imposed by the Inflation Reduction Act of 2022 (“IRA”).
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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between December 31, 2018, and December 31, 2023, with the comparative cumulative total returns of the Standard & Poor’s (S&P) 500 Index, Nasdaq 100 Index and Russell 3000 Index over the same period. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends. However, the data for the S&P 500 Index, Nasdaq 100 Index and Russell 3000 Index assumes reinvestment of dividends. The graph assumes the closing market price on December 31, 2018, of $11.61 per share as the initial value of our Class A common stock after retroactive adjustment for the Stock Split.

The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.

1,000
900
800
700
600
500
400
300
200
100
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
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
Overview
We offer a self-service, cloud-based ad-buying platform that empowers our clients to plan, manage, optimize and measure more expressive data-driven digital advertising campaigns. Our platform allows clients to execute integrated campaigns across ad formats and channels, including video (which includes connected television (“CTV”)), display, audio, digital-out-of-home, native and social, on a multitude of devices, such as computers, mobile devices, televisions and streaming devices. Our platform’s integrations with major inventory, publisher and data partners provide ad buyers reach and decisioning capabilities, and our enterprise APIs enable our clients to customize and expand platform functionality.
Our clients are advertising agencies, advertisers and other service providers for agencies or advertisers, with whom we enter into ongoing MSAs. We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

Executive Summary
Highlights

	Year Ended December 31,		Change
	2023	2022	$	%

	(in millions, except percentages)
Revenue	$1,946	$1,578	$368	23%
Net income	$179	$53	$126	238%
Gross spend (1)	$9,611	$7,741	$1,870	24%
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

Trends, Opportunities and Challenges
The growing digitization of media and fragmentation of audiences has increased the complexity of advertising, and thereby increased the need for automation in ad buying, which we provide on our platform. In order to grow, we will need to continue to develop our platform’s programmatic capabilities and expand our advertising inventory and data offerings. We believe that key opportunities include our ongoing global expansion, continuing development of our omnichannel ad inventory (including in channels such as video, including CTV, mobile, audio and others), adoption and utilization of retail media and continuing development and adoption of the data usage, measurement and targeting capabilities provided by our platform.
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
We believe the markets outside of the United States (“U.S.”), and in particular across Europe and Asia in markets such as the United Kingdom (“U.K.”), Germany, France, China, Japan, India and Australia, offer opportunities for growth. However, such markets may also pose challenges related to compliance with local laws and regulations, restrictions on foreign ownership or investment, uncertainty related to trade relations and a variety of additional risks. We intend to make additional investments in sales and marketing and product development to expand in international markets where we are making significant investments in our platform and growing our team.
We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.

Our business model has allowed us to grow significantly, and we believe that our operating leverage enables us to support future growth profitably.
Macroeconomic Uncertainty and COVID-19
Rising interest rates, inflation, changes in foreign currency exchange rates, strikes and geopolitical developments, as well as the COVID-19 pandemic, including the emergence of variants and subvariants, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, and the duration and extent of geopolitical and global economic disruption and their respective impacts on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K for further discussion of the adverse impacts of macroeconomic uncertainty on our business.

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
Ability to Expand our Omnichannel Reach, Including CTV, and Innovate across our Platform
We enable the purchase of advertising inventory in a wide variety of ad formats and channels, including video (which includes CTV), display, audio, digital-out-of-home, native and social, on a multitude of devices, such as computers, mobile devices, televisions and streaming devices. Our future growth will depend on our ability to maintain and grow the inventory and spend across these channels, in addition to continued growth in CTV. Our future growth will also depend on our ability to continue innovating and improving the technology underlying our platform and related offerings and enhancing their features and functionality. We believe that our ability to integrate and offer CTV and other advertising inventory for purchase through our platform, our ability to continuously improve our platform’s and related offerings’ features and functionality and, in particular, our ability to manage the increased costs that will accompany these efforts, will impact the future growth of our business.
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
Revenue as a percentage of gross spend may fluctuate due to the types of services and features selected by our clients through our platform and certain volume discounts. We expect that our revenue as a percentage of gross spend will fluctuate in the future, especially as we introduce new platform features that are adopted by our clients, expand our omnichannel capabilities, extend our reach to more CTV and other inventory and add additional clients whose businesses may have different underlying business models.
Refer to “Critical Accounting Policies and Estimates—Revenue Recognition” below for a description of our revenue recognition policies.
Operating Expenses
We classify our operating expenses into the following four categories and allocate overhead such as information technology infrastructure, rent, office support and occupancy charges based on headcount for these categories:
Platform Operations. Platform operations expense consists of expenses related to hosting our platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (“QPS”), purchasing data used to inform and improve the platform and providing support to our clients. Platform operations expense includes hosting costs, personnel costs, data-related costs and amortization of acquired technology and capitalized software costs for the development of our platform. Personnel costs include salaries, bonuses, stock-based compensation and employee benefit costs for personnel who support our platform and provide our clients with platform support. We capitalize certain costs associated with the development of our platform, which are amortized in platform operations over their estimated useful lives.
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
Technology and Development. Our technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs as well as third-party consultant costs associated with the ongoing development of our platform and integrations with our advertising and data inventory suppliers. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization. We record capitalized software development costs related to platform development in other assets, non-current in our consolidated balance sheets, and we amortize those costs in platform operations expense.
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
Foreign Currency Exchange Loss (Gain), Net. Foreign currency exchange loss (gain), net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our accounts receivable and, to a much lesser extent, accounts payable that are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar and Singapore Dollar.
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
Refer to Note 11—Income Taxes for additional information.
Results of Operations for the Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
The following discusses the results of our operations for the year ended December 31, 2023 compared with the year ended December 31, 2022. For a discussion of the results of our operations for the year ended December 31, 2022 compared with the year ended December 31, 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with SEC on February 15, 2023. References to “Notes” are notes to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”
The following table sets forth our consolidated results of operations for the periods presented.

	For the Year Ended December 31,
	2023		2022
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$1,946,120	100%	$1,577,795	100%
Operating expenses:
Platform operations	365,598	19%	281,123	18%
Sales and marketing	447,970	23%	337,975	21%
Technology and development	411,794	21%	319,876	20%
General and administrative	520,278	27%	525,167	33%
Total operating expenses	1,745,640	90%	1,464,141	93%
Income from operations	200,480	10%	113,654	7%
Total other income, net	(67,515)	(3)%	(13,716)	(1)%
Income before income taxes	267,995	14%	127,370	8%
Provision for income taxes	89,055	5%	73,985	5%
Net income	$178,940	9%	$53,385	3%
__________________
Note: Percentages may not sum due to rounding.
Revenue
Revenue increased by $368 million, or 23%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by more advertisers and more campaigns executed by existing clients.
Revenue as a percentage of gross spend in the aggregate may fluctuate from period to period based on our client mix and the extent to which clients utilize our platform’s features.
Platform Operations
Platform operations expense increased by $84 million, or 30%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to increases of $54 million in hosting costs and $23 million in personnel costs, which includes $3 million in stock-based compensation. The increase in hosting costs was primarily attributable to support related to the increased use of our platform by our clients and by investment in new data centers to support our platform. The increase in personnel costs was primarily due to headcount growth as well as return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth. The increase in stock-based compensation was primarily due to new equity grants, partially offset by the impact of stock price volatility on ESPP expense.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our clients.

Sales and Marketing
Sales and marketing increased by $110 million, or 33%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to increases of $88 million in personnel costs, which includes $11 million of stock-based compensation; $16 million in marketing costs; and $6 million in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients; higher incentive compensation driven by headcount growth and gross spend growth; and return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by return-to-office support expenses as well as new leases for additional office space to support our future growth. The increase in stock-based compensation was primarily due to new equity grants, partially offset by the impact of stock price volatility on ESPP expense.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense increased by $92 million, or 29%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to increases of $84 million in personnel costs, which includes $26 million of stock-based compensation and $7 million in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to maintain and support further development of our platform, as well as return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth. The increase in stock-based compensation was due to new equity grants, partially offset by the impact of stock price volatility on ESPP expense. The increase in stock-based compensation also included $14 million from the cancellation of unvested equity awards in connection with David R. Pickles stepping down from his role as our former Chief Technology Officer (“CTO”). Refer to Note 10—Stock-Based Compensation for further detail. The increase in allocated facilities costs was primarily driven by return-to-office support expenses as well as new leases for additional office space to support our future growth.
We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform and related offerings to support additional features and functions, increase the number of advertising and data inventory suppliers and support the anticipated increase in volume of advertising spending by our clients on our platform. We also intend to invest in technology to further automate our business processes.
General and Administrative
General and administrative expense decreased by $5 million, or 1%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily due to a $47 million decrease in stock-based compensation, partially offset by increases of $36 million in personnel costs and $5 million in allocated facilities costs. The decrease in stock-based costs was primarily driven by a $64 million decrease in stock-based compensation cost related to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, as well as a $5 million decrease in ESPP expense driven by the impact of stock price volatility, partially offset by a $22 million increase in expense related to new equity grants. The increase in personnel costs was primarily due to increased headcount to support our growth, an increase in bonus costs driven by revenue growth, and an increase in return-to-office, travel and employee engagement costs, including in-person events impacted by headcount growth. The increase in allocated facilities costs was primarily driven by return-to-office support expenses as well as new leases for additional office space to support our future growth.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure to support growth. For additional information regarding the CEO Performance Option, refer to Note 10— Stock-Based Compensation.
Other Income, Net
Total other income, net increased by $54 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to higher interest income on our cash and cash equivalents and short-term investments driven by rising interest rates.
Provision for Income Taxes
The difference between the effective tax rate in 2023 of 33% and the U.S. federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation and the impact of taxes in foreign and state jurisdictions, partially offset by the impact of excess tax benefits associated with stock-based awards and research and development tax credits. For 2023, the provision for income taxes included $53 million of excess tax benefits associated with stock-based awards and $23 million of research and development tax credits.
The difference between the effective tax rate in 2022 of 58% and the U.S. federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation and the impact of taxes in foreign jurisdictions, partially offset by the impact of excess tax benefits associated with stock-based awards and research and development tax credits. For 2022, the provision from income taxes included $48 million of excess tax benefits associated with stock-based awards and $15 million of research and development tax credits.
Refer to Note 11—Income Taxes for additional information.
Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $895 million, including $112 million held by our international subsidiaries, short-term investments in marketable securities of $485 million, working capital of $1,803 million and $445 million of availability under our Amended Credit Facility (refer to the “Credit Facility” section below). For the year ended December 31, 2023, we generated $598 million of cash flows from operating activities.
We believe our existing cash and cash equivalents, cash flow from operations and our undrawn available balance under our Amended Credit Facility will be sufficient to meet our working capital requirements for at least the next 12 months. We believe our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our share repurchase program. Further, we have a shelf registration statement on Form S-3 on file with the SEC (the “Shelf Registration”), which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K.
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
As of December 31, 2023, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of December 31, 2023, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of December 31, 2023, we were in compliance with all covenants.
For additional information regarding the Amended Credit Facility, refer to Note 7—Debt.
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
During the year ended December 31, 2023, we repurchased and subsequently retired 10 million shares of our Class A common stock for an aggregate repurchase amount of $648 million, which included an immaterial amount related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022 (“IRA”). As of December 31, 2023, $53 million remained available and authorized for repurchases. In February 2024, an additional $647 million was authorized under this program, bringing the total amount for future repurchases back to $700 million.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$598,322	$548,734
Net cash used in investing activities	$(107,593)	$(304,374)
Net cash provided by (used in) financing activities	$(626,106)	$31,992
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

In 2023, cash provided by operating activities of $598 million resulted primarily from net income adjusted for noncash items of $721 million and a net decrease from our operating assets and liabilities of $123 million. The net decrease was primarily due to a $554 million increase in accounts receivable, a $53 million decrease in operating lease liabilities and a $27 million increase in prepaid expenses and other assets, partially offset by a $475 million increase in accounts payable and a $36 million increase in accrued expenses and other liabilities. The increase in accounts receivable resulted primarily from the growth of our business and the timing of cash receipts from clients. The decrease in operating lease liabilities was due primarily to rent payments. The increase in prepaid expenses and other assets is primarily due to the prepayment of personnel travel costs and certain software, networking and infrastructure costs to support our platform. The increase in accounts payable was due to the growth of our business and the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The increase in accrued expenses and other liabilities is primarily due to the timing of payment of accrued payroll and incentive compensation costs, partially offset by a decrease in the income tax liability driven by tax payments net of the current income tax provision.
In 2022, cash provided by operating activities of $549 million resulted primarily from net income adjusted for noncash items of $643 million and a net decrease from our operating assets and liabilities of $94 million. The net decrease was primarily due to a $292 million increase in accounts receivable and a $48 million decrease in operating lease liabilities, partially offset by a $187 million increase in accounts payable and a $51 million decrease in prepaid expenses and other assets. The increase in accounts receivable resulted primarily from the growth of our business and the timing of cash receipts from clients. The decrease in operating lease liabilities was due primarily to rent payments. The increase in accounts payable was due to the growth of our business and the timing of payments to suppliers for the cost of advertising inventory, data and add-on features. The decrease in prepaid expenses and other assets was primarily due to a decrease in the income tax receivable, including the receipt of an income tax refund, partially offset by current year estimated income tax payments.
Investing Activities
Our primary investing activities consist of investing in short-term investments in marketable securities, purchases of property and equipment to support of our growth and capital expenditures to develop our software to enhance our technology platform. As our business grows, our capital expenditures and our investment activity may increase.
In 2023, we used $108 million of cash in investing activities, consisting of $53 million of net purchases of short-term investments, $47 million to purchase property and equipment and $8 million of investments in capitalized software.
In 2022, we used $304 million of cash in investing activities, consisting of $212 million of net purchases of short-term investments, $84 million to purchase property and equipment and $8 million of investments in capitalized software.
Financing Activities
Our financing activities consist primarily of repurchases of our Class A common stock, proceeds from our stock-based award plans and taxes paid to net settle restricted stock awards.
In 2023, we used $626 million of cash in financing activities, consisting of $647 million of cash paid for repurchases of Class A common stock and $79 million of taxes paid for restricted stock award settlements, partially offset by $61 million of proceeds from stock option exercises and $38 million of proceeds from the employee stock purchase plan.
In 2022, cash provided by financing activities of $32 million was primarily due to $48 million of proceeds from stock option exercises and $33 million of proceeds from the employee stock purchase plan, partially offset by $49 million of taxes paid for restricted stock award settlements.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at December 31, 2023 other than the indemnification agreements described below.

Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of non-cancelable operating leases for our various office facilities, and other contractual commitments consisting of obligations to our hosting services and hardware providers and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancellable contractual obligations at December 31, 2023 (in thousands):

	Payments Due by Period
	2024	2025 and Thereafter	Total
Operating lease commitments	$62,412	$259,076	$321,488
Other contractual commitments	155,703	263,711	419,414
Total	$218,115	$522,787	$740,902
As of December 31, 2023, our total amount of gross unrecognized tax benefits was $98 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. Due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our consolidated financial statements. Accordingly, no amounts for any obligation have been recorded at December 31, 2023.
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
Stock-based compensation expense related to restricted stock and stock options is recognized on a straight-line basis over the requisite service periods of the awards, which is generally four years. Stock-based compensation for the CEO Performance Option, which was granted in 2021, is recognized on a graded-vesting basis over a derived service period of approximately five years but may be accelerated if the vesting criteria is met prior to the estimated performance period. Stock-based compensation expense for ESPP awards is recognized on a graded-vesting attribution basis over the requisite service period of each award.
Determining the fair value of stock options and ESPP awards requires judgment, and the models described above require the input of subjective assumptions such as the estimate of the volatility of the underlying common stock and the derived service period of the CEO Performance Option. For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies and Note 10—Stock-Based Compensation.
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
Recently Issued Accounting Pronouncements
Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies of our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
We have operations within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange rate risk.

Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Amended Credit Facility, which accrues interest at a variable rate, and our short-term investments. No amount was owed on our Amended Credit Facility as of December 31, 2023. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investment amount as of December 31, 2023, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $5 million annually.
Foreign Currency Exchange Rate Risk
We have foreign currency exchange rate risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of December 31, 2023, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $38 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses.

Item 8. Financial Statements and Supplementary Data
THE TRADE DESK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Trade Desk, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Trade Desk, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Platform Fees
As described in Note 2 to the consolidated financial statements, the Company maintains agreements with each client and supplier in the form of master service agreements, which set out the terms of the relationship and access to the Company’s platform. The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, data and other add-on features. The Company charges clients a platform fee, based on a percentage of a client’s purchases through the platform. The Company recognizes revenue for its platform fee at a point in time when the purchase by a client occurs through its platform. Management reports revenue on a net basis for the platform fees charged to clients. For the year ended December 31, 2023, the Company’s revenue was $1,946 million.
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
February 15, 2024
We have served as the Company’s auditor since 2015.

THE TRADE DESK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$895,129	$1,030,506
Short-term investments, net	485,159	416,080
Accounts receivable, net of allowance for credit losses of $12,826 and $10,477 as of December 31, 2023 and 2022, respectively	2,870,313	2,347,195
Prepaid expenses and other current assets	63,353	51,836
TOTAL CURRENT ASSETS	4,313,954	3,845,617
Property and equipment, net	161,422	173,759
Operating lease assets	197,732	220,396
Deferred income taxes	154,849	94,028
Other assets, non-current	60,730	46,879
TOTAL ASSETS	$4,888,687	$4,380,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,317,318	$1,871,419
Accrued expenses and other current liabilities	137,996	105,474
Operating lease liabilities	55,524	52,430
TOTAL CURRENT LIABILITIES	2,510,838	2,029,323
Operating lease liabilities, non-current	180,369	208,527
Other liabilities, non-current	33,261	27,490
TOTAL LIABILITIES	2,724,468	2,265,340
Commitments and contingencies (Note 13)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 444,997 and 446,456 shares issued and outstanding as of December 31, 2023 and 2022, respectively Class B, 95,000 shares authorized; 43,919 and 44,012 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	1,967,265	1,449,825
Retained earnings	196,954	665,514
TOTAL STOCKHOLDERS’ EQUITY	2,164,219	2,115,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,888,687	$4,380,679
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,946,120	$1,577,795	$1,196,467
Operating expenses:
Platform operations	365,598	281,123	221,554
Sales and marketing	447,970	337,975	249,298
Technology and development	411,794	319,876	226,137
General and administrative	520,278	525,167	374,661
Total operating expenses	1,745,640	1,464,141	1,071,650
Income from operations	200,480	113,654	124,817
Other expense (income):
Interest expense (income), net	(68,508)	(12,755)	1,030
Foreign currency exchange loss (gain), net	993	(961)	1,751
Total other expense (income), net	(67,515)	(13,716)	2,781
Income before income taxes	267,995	127,370	122,036
Provision for (benefit from) income taxes	89,055	73,985	(15,726)
Net income	$178,940	$53,385	$137,762
Earnings per share:
Basic	$0.37	$0.11	$0.29
Diluted	$0.36	$0.11	$0.28
Weighted-average shares outstanding:
Basic	489,261	486,937	476,851
Diluted	500,182	499,925	498,540
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class A and B Common Stock (1)		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	473,401	$—	$538,778	$474,367	$1,013,145
Exercise of common stock options	7,361	—	61,476	—	61,476
Issuance of common stock under employee stock purchase plan	1,719	—	29,229	—	29,229
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	935	—	(56,855)	—	(56,855)
Issuance of restricted stock related to acquisition	25	—	1,816	—	1,816
Stock-based compensation	—	—	340,733	—	340,733
Net income	—	—	—	137,762	137,762
Balance as of December 31, 2021	483,441	—	915,177	612,129	1,527,306
Exercise of common stock options	4,497	—	47,525	—	47,525
Issuance of common stock under employee stock purchase plan	1,121	—	33,062	—	33,062
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,409	—	(48,595)	—	(48,595)
Stock-based compensation	—	—	502,656	—	502,656
Net income	—	—	—	53,385	53,385
Balance as of December 31, 2022	490,468	—	1,449,825	665,514	2,115,339
Exercise of common stock options	5,232	—	60,525	—	60,525
Issuance of common stock under employee stock purchase plan	886	—	38,482	—	38,482
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	2,450	—	(78,516)	—	(78,516)
Repurchases of Class A common stock	(10,120)	—	—	(647,500)	(647,500)
Stock-based compensation	—	—	496,949	—	496,949
Net income	—	—	—	178,940	178,940
Balance as of December 31, 2023	488,916	$—	$1,967,265	$196,954	$2,164,219
____________

(1)	Refer to Note 9—Capitalization for discussion of the Company’s two classes of common stock.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$178,940	$53,385	$137,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,418	54,425	42,219
Stock-based compensation	491,621	498,642	337,413
Deferred income taxes	(61,597)	(11,507)	(16,777)
Noncash lease expense	48,955	44,115	40,315
Provision for expected credit losses on accounts receivable	2,960	3,203	1,456
Other	(20,379)	622	5,803
Changes in operating assets and liabilities:
Accounts receivable	(554,012)	(291,747)	(444,342)
Prepaid expenses and other current and non-current assets	(26,815)	50,655	1,648
Accounts payable	475,463	187,119	309,410
Accrued expenses and other current and non-current liabilities	35,681	8,168	7,596
Operating lease liabilities	(52,913)	(48,346)	(43,990)
Net cash provided by operating activities	598,322	548,734	378,513
INVESTING ACTIVITIES:
Purchases of investments	(608,379)	(553,295)	(278,387)
Sales of investments	—	1,977	4,539
Maturities of investments	555,806	338,829	253,444
Purchases of property and equipment	(46,790)	(84,160)	(54,804)
Capitalized software development costs	(8,230)	(7,725)	(5,169)
Business acquisition	—	—	(13,261)
Net cash used in investing activities	(107,593)	(304,374)	(93,638)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(646,597)	—	—
Payment of debt financing costs	—	—	(1,924)
Proceeds from exercise of stock options	60,525	47,525	61,476
Proceeds from employee stock purchase plan	38,482	33,062	29,229
Taxes paid related to net settlement of restricted stock awards	(78,516)	(48,595)	(56,855)
Net cash provided by (used in) financing activities	(626,106)	31,992	31,926
Increase (decrease) in cash and cash equivalents	(135,377)	276,352	316,801
Cash and cash equivalents—Beginning of year	1,030,506	754,154	437,353
Cash and cash equivalents—End of year	$895,129	$1,030,506	$754,154
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$151,899	$4,211	$3,608
Cash paid for interest	$967	$995	$518
Cash paid for operating lease liabilities	$63,256	$57,862	$52,974
Operating lease assets obtained in exchange for operating lease liabilities	$27,237	$29,881	$25,356
Capitalized assets financed by accounts payable	$4,684	$2,166	$5,907
Tenant improvements paid by lessor	$—	$1,453	$—
Asset retirement obligation	$1,076	$438	$1,705
Stock-based compensation included in capitalized software development costs	$5,328	$4,014	$3,320
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations
The Trade Desk, Inc. (the “Company”) is a global technology company that empowers buyers of advertising. Through the Company’s self-service, cloud-based platform, ad buyers can create, manage and optimize more expressive data-driven digital advertising campaigns across ad formats and channels, including video (which includes connected television (“CTV”)), display, audio, digital-out-of-home, native and social, on a multitude of devices, such as computers, mobile devices, televisions and streaming devices. The Company’s platform integrations with major inventory, publisher and data partners provide ad buyers reach and decisioning capabilities, and the Company’s enterprise application programming interfaces (“APIs”) enable its clients to customize and expand platform functionality.
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
As of December 31, 2023, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors, such as changes in interest rates, inflation, foreign currency exchange rates, supply chain disruptions and economic growth continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.
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
The Company maintains agreements with each client and supplier in the form of master service agreements (“MSAs”), which set out the terms of the relationship and access to the Company’s platform. The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, data and other add-on features. The Company charges clients a platform fee, based on a percentage of a client’s purchases through the platform. The Company recognizes revenue for its platform fee at a point in time when a transaction is completed, which is when a bid is won and the client’s purchase occurs through the platform. The transaction price is determined based on the consideration the Company expects to be entitled in exchange for the completion of the transaction. The associated fees are generally not subject to refund or adjustment after a bid is won. Historically, any refunds and adjustments have not been material.
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
Operating Expenses
The Company classifies its operating expenses into four categories and allocates overhead such as information technology infrastructure, rent, office support and occupancy charges based on headcount for all these categories:
Platform Operations. Platform operations expense consists of expenses related to hosting the Company’s platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (“QPS”), purchasing data used to inform and improve the platform and providing support to clients. Platform operations expense includes hosting costs, personnel costs, data-related costs and amortization of acquired technology and capitalized software costs for platform development. Personnel costs include salaries, bonuses, stock-based compensation and employee benefit costs attributable to personnel who support the platform and provide clients with platform support. The Company capitalizes certain costs associated with platform development in other assets, non-current on its consolidated balance sheet and amortizes these costs into platform operations expense over their estimated useful lives.
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
Technology and Development. The Company’s technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefits costs, as well as third-party consultant costs associated with the ongoing development of the Company’s platform and integrations with advertising and data inventory suppliers. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in other assets, non-current on the Company’s consolidated balance sheet. The Company amortizes capitalized software development costs relating to the Company’s platform to platform operations expense.
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
The ESPP and the CEO Performance Option have a six-month and a one-year holding period with respect to the sale or transfer of purchased or vested common shares, respectively. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares for the ESPP and the CEO Performance Option.
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
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common stock shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common stock shares outstanding adjusted for the potentially dilutive impact of stock options, restricted stock and ESPP using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities due to their non-forfeitable dividend rights.

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
Cash equivalents and marketable securities are carried at fair value. Realized gains and losses are recognized in other expense (income), net on the consolidated statement of operations. Unrealized gains and losses, net of taxes, are included in stockholders' equity. The Company uses Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (“ASC”) 326 or “CECL”), to assess the investment portfolio for impairment at the individual security level and evaluates all securities in an unrealized loss position to determine if the impairment is credit related (resulting in realized credit loss, recorded in earnings) or non-credit related (resulting in an unrealized loss, recorded in stockholders' equity). The Company has not recorded any impairment charges for unrealized losses in the periods presented. Credit losses recorded in the statements of operations for the years ended 2023, 2022 and 2021 were not material.
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
The Company applies ASC 326 to assess the allowance for credit losses. ASC 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company’s impairment model utilizes an expected loss methodology in place of an incurred loss methodology related to its marketable securities and the related allowance for credit losses. Industry-specific default rates are applied to receivables subject to sequential liability or receivables for which the Company is engaged with the advertiser directly.
For the years ended December 31, 2023 and 2022, the Company’s assessment considered business and market disruptions caused by macroeconomic factors, such as changes in interest rates, inflation, foreign currency exchange rates, economic growth, supply chain disruptions and the COVID-19 pandemic, and estimates of credit defaults by industry. The Company continues to monitor the financial implications of these macroeconomic factors on expected credit losses by reviewing the allowance for credit losses on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.
The following table presents changes in the accounts receivable allowance for credit losses (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$10,477	$7,374	$7,253
Add: provision for expected credit losses	2,960	3,203	1,456
Less: write-offs, net of recoveries	(611)	(100)	(1,335)
Ending balance	$12,826	$10,477	$7,374

Property and Equipment, Net
Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the following estimated useful lives:

Years
Computer and networking equipment	2 – 3
Purchased software	3 – 5
Furniture, fixtures and office equipment	5
Leasehold improvements	*
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
Capitalized Software Development Costs
The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure. These costs include personnel and benefit-related expenses for employees who are directly associated with and devote time to software development projects, and external direct costs of materials and services consumed in developing or obtaining the software. Software development costs that do not qualify for capitalization, as further discussed below, are expensed as incurred and recorded in technology and development expense in the consolidated statements of operations.
Software development activities typically consist of three stages: (1) the planning phase; (2) the application and infrastructure development stage; and (3) the post-implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with the post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Software development costs are amortized to platform operations expense using a straight-line method over the estimated useful life of two years, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.
The Company does not transfer ownership of its internally developed software, or lease its software, to third parties.
Cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its CCAs that are service contracts, which are included in other assets, non-current. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract. The Company capitalized $4 million of CCA implementation costs in 2023 and $2 million of CCA implementation costs in 2022. Amortization expense was $2 million, $2 million and $1 million for 2023, 2022 and 2021, respectively.
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions, and its cash levels exceed the Federal Deposit Insurance Corporation federally insured limits. Short-term investments consist of investments in U.S. government securities, U.S. government agency securities, and high-credit quality corporate debt securities and commercial paper.
If all of the Company’s individual client contractual relationships were aggregated at the holding company level, one holding company would represent more than 10% of Gross Billings in 2023 and 2022, and two holding companies would each represent more than 10% of Gross Billings in 2021. In 2023, one holding company accounted for 12% of Gross Billings. In 2022, one holding company accounted for 11% of Gross Billings. In 2021, two holding companies accounted for 11% and 10% of Gross Billings, respectively. The Company generally does not have contractual relationships with holding companies. Rather, in most cases, the Company enters into separate contracts and billing relationships with various of their individual agencies and account for those agencies as separate clients.
As of December 31, 2023, two clients each accounted for at least 10%, and collectively accounted for 31%, of consolidated accounts receivable. As of December 31, 2022, four clients each accounted for at least 10%, and collectively accounted for 49%, of consolidated accounts receivable.
As of December 31, 2023, two suppliers each accounted for at least 10%, and collectively accounted for 31%, of consolidated accounts payable. As of December 31, 2022, two suppliers each accounted for at least 10% and collectively accounted for 25% of consolidated accounts payable.
Foreign Currency Transactions
The Company’s reporting currency is the U.S. Dollar, and the functional currency of each of the Company’s subsidiaries is the U.S. Dollar. Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Net transaction gains or losses are included in foreign currency exchange loss (gain), net in the accompanying consolidated statements of operations.
The Company enters into forward contracts to hedge foreign currency exposures related primarily to the Company’s foreign currency denominated accounts receivable. The Company does not designate the foreign exchange forward contracts as hedges for accounting purposes and changes in the fair value of the foreign exchange forward contracts are recorded in foreign currency exchange loss (gain), net in the accompanying consolidated statements of operations. The Company’s forward contracts generally have terms of 30-60 days. As of December 31, 2023, and 2022, the Company had open forward contracts with aggregate notional amounts of $263 million and $142 million, respectively. The fair value of the open forward contracts was not material.
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
In July 2021, the Company acquired all of the equity interests of a technology company for a GAAP purchase price of $18 million, subject to purchase price adjustments. The purchase consideration was primarily attributable to non-deductible goodwill of $11 million, with the remainder allocated to acquired technology and other assets. No other acquisitions occurred in 2023, 2022 or 2021.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which adds requirements to report significant expenses, requirements for entities with a single reportable segment to provide all disclosures otherwise required under Topic 280 and requirements to report segment information on an interim basis, among other clarifications and requirements. This guidance will be effective on a retrospective basis for annual periods beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods beginning with the Company’s Quarterly Report Form 10-Q for the fiscal quarter ended March 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information and consistent categories in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and notes.
Note 3—Earnings Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$178,940	$53,385	$137,762
Denominator:
Weighted-average shares outstanding—basic	489,261	486,937	476,851
Effect of dilutive securities	10,921	12,988	21,689
Weighted-average shares outstanding—diluted	500,182	499,925	498,540
Basic earnings per share	$0.37	$0.11	$0.29
Diluted earnings per share	$0.36	$0.11	$0.28
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	5,580	10,707	1,699
Note 4—Property and Equipment, Net
Major classes of property and equipment were as follows (in thousands):

	As of December 31,
	2023	2022
Computer and networking equipment	$145,424	$113,053
Purchased software	10,424	10,451
Furniture and fixtures	25,632	23,545
Construction in progress (1)	8,487	10,904
Leasehold improvements	129,992	121,700
	319,959	279,653
Less: Accumulated depreciation	(158,537)	(105,894)
	$161,422	$173,759
____________

(1)	Includes leasehold improvement projects that are not yet ready for intended use.
Depreciation expense for 2023, 2022 and 2021 was $62 million, $42 million and $34 million, respectively. For the years ended December 31, 2023, 2022 and 2021 there were no material impairment charges to property and equipment.

Note 5—Capitalized Software Development Costs
Capitalized software development costs, included in other assets, non-current, were as follows (in thousands):

	As of December 31,
	2023	2022
Capitalized software development costs, gross	$32,333	$24,829
Less: Accumulated amortization	(15,432)	(6,285)
Capitalized software development costs, net	$16,901	$18,544
Amortization expense was $14 million, $7 million and $5 million for 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021 there were no material impairment charges to capitalized software development costs.
Note 6—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of December 31, 2023
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$289,512	—	$289,512
Level 1:
Money market funds	560,673	—	560,673
Level 2:
Commercial paper	36,013	168,224	204,237
Corporate debt securities	—	185,465	185,465
U.S. government and agency securities	8,931	131,470	140,401
Total	$895,129	$485,159	$1,380,288

	As of December 31, 2022
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$339,717	—	$339,717
Level 1:
Money market funds	640,233	—	640,233
Level 2:
Commercial paper	50,556	126,507	177,063
Corporate debt securities	—	180,502	180,502
U.S. government and agency securities	—	109,071	109,071
Total	$1,030,506	$416,080	$1,446,586
The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the years ended December 31, 2023, 2022 and 2021 were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

December 31, 2023
Due in one year	$439,486
Due in one to two years	45,673
Total	$485,159
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
Loans under the Amended Credit Facility bear interest at a rate equal to, at the Company’s option, an annual rate of either a Base Rate or an adjusted term SOFR rate (defined as SOFR for a specified term plus a credit spread adjustment of 10 basis points, subject to a 0% floor), plus an applicable margin (“Base Rate Borrowings” and “Term SOFR Borrowings”). The Base Rate is defined as a rate per annum for any day equal to the greatest of (1) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (2) the New York Federal Reserve Bank Rate in effect on such day plus half of 1% and (3) the adjusted term SOFR rate for a one-month interest period on such day plus 1%. The applicable margin is between 0.25% to 1.25% for Base Rate Borrowings and between 1.25% and 2.25% for Term SOFR Borrowings based on the Company maintaining certain leverage ratios. The fee for undrawn amounts under the Amended Credit Facility ranges, based on the applicable leverage, from 0.200% to 0.350%. The Company is also required to pay customary letter of credit fees, as necessary.
As of December 31, 2023, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of December 31, 2023, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of December 31, 2023, the Company was in compliance with all covenants.

Note 8—Leases
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$48,866	$51,918	$50,798
Short-term lease cost	1,898	1,668	969
Variable lease cost	12,901	9,140	6,742
Sublease income	(2,208)	(2,490)	(2,734)
Total lease cost	$61,457	$60,236	$55,775
Supplemental information related to leases were as follows:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term	5.2 years	6.1 years
Weighted-average discount rate	3.6%	3.1%
Maturities of lease commitments as of December 31, 2023 were as follows (in thousands):

Year	Amount
2024	$62,412
2025	59,141
2026	56,200
2027	48,503
2028	44,059
Thereafter	51,173
Total undiscounted lease commitments	321,488
Less: commitments for leases not yet commenced	(63,340)
Less: interest	(22,255)
Present value of lease liabilities	235,893
Less: operating lease liabilities, current	(55,524)
Operating lease liabilities, non-current	$180,369
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
The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock.
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
During the year ended December 31, 2023, the Company repurchased and subsequently retired 10 million shares of its Class A common stock for an aggregate repurchase amount of $648 million, which included an immaterial amount related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022 (“IRA”). As of December 31, 2023, $53 million remained available and authorized for repurchases. Activity under the share repurchase program was recognized in the consolidated financial statements on a trade-date basis. In February 2024, an additional $647 million was authorized under this program, bringing the total amount for future repurchases back to $700 million.
Note 10—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Platform operations	$21,048	$18,285	$15,913
Sales and marketing	75,924	64,442	50,671
Technology and development	120,823	94,822	57,791
General and administrative	273,826	321,093	213,038
Total	$491,621	$498,642	$337,413
On September 30, 2023, David R. Pickles stepped down as the Company’s Chief Technology Officer and from the Company’s board of directors. As a result, Mr. Pickles and the Company mutually agreed to cancel his unvested stock options and restricted stock without payment or replacement, resulting in the recognition of $14 million in incremental stock-based compensation expense, which is included in technology and development expense for the year ended December 31, 2023. No amount of stock-based compensation expense for these cancelled options and restricted stock remains unamortized.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized tax benefits on total stock-based compensation expense, which are reflected in the provision for (benefit from) income taxes in the consolidated statements of operations, of $53 million, $48 million and $104 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the tax benefit realized related to restricted stock vested and stock options exercised during the period was $91 million, $72 million and $121 million, respectively.
Stock-Based Award Plans
The Company is authorized to issue stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based and cash-based awards under its 2016 Incentive Award Plan. As of December 31, 2023, 81.2 million shares remained available for grant under the Company’s 2016 Incentive Award Plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 4% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. On January 1, 2024, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 19.6 million shares in accordance with plan provisions.

Stock Options
Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	15,418	$19.82
Granted	2,891	62.77
Exercised	(5,232)	11.49
Expired/Forfeited/Cancelled	(819)	56.63
Outstanding as of December 31, 2023	12,258	$31.05	6.0	$507,343
Exercisable as of December 31, 2023	9,029	$19.96	5.0	$472,019
The fair value of options on the date of grant was estimated based on the Black-Scholes option pricing model. The weighted-average assumptions used to value options granted to employees for the periods presented were as follows:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	6.0	6.0	6.0
Expected volatility	64.4%	66.5%	64.3%
Risk-free interest rate	3.71%	2.91%	1.04%
Estimated dividend yield	—%	—%	—%
The weighted-average grant date fair value per share of stock options granted for the years ended December 31, 2023, 2022 and 2021 and were $38.69, $37.65 and $43.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 were $276 million, $232 million and $538 million, respectively.
At December 31, 2023, the Company had unrecognized stock-based compensation relating to stock options of approximately $120 million, which is expected to be recognized over a weighted-average period of 2.8 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. If specified target goals for the per share price of the Company’s Class A common stock (ranging from $90.00 to $340.00 per share) and certain other vesting conditions are satisfied, including the CEO’s continued service, the CEO may purchase up to a target amount of 16 million shares of Class A common stock, subject to adjustment as discussed in the following sentence, to be earned in eight equal tranches over a maximum term of 10 years. These target shares are subject to decrease or increase by up to 20% for each tranche based on the relative total shareholder return (“TSR”) of the Company’s Class A common stock as compared to the TSR of the Nasdaq-100 Index at each vesting tranche, for a maximum of 19.2 million shares. The CEO Performance Option has an exercise price of $68.29 per share and a grant-date fair value of approximately $819 million, which is expected to be expensed on a graded-vesting basis over a derived service period of approximately five years but may be accelerated if the vesting criteria are met prior to the estimated performance period.
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
At December 31, 2022, the CEO Performance Option had outstanding options of 19.2 million. No options were exercised, forfeited or expired during the fiscal year ended December 31, 2023. At December 31, 2023, the CEO Performance Option had outstanding options of 19.2 million with an aggregate intrinsic value of $70 million and a weighted-average contractual life of 7.8 years. At December 31, 2023, the CEO Performance Option had 2.4 million exercisable options with an aggregate intrinsic value of $9 million and a weighted-average contractual life of 7.8 years.
On December 10, 2021, the expense related to the first tranche of the award was accelerated due to early stock price achievement. Stock-based compensation expense of $158 million for the CEO Performance Option, including the accelerated tranche, was recorded as a component of general and administrative expense in the fourth quarter of 2021. No such acceleration occurred during the years ended December 31, 2023 and 2022. Stock-based compensation expense of $198 million and $262 million for the CEO Performance Option was recorded as a component of general and administrative expense during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $201 million that is expected to be recognized over a weighted-average period of 1.6 years, assuming no acceleration of vesting.
Restricted Stock
Restricted stock awards generally vest over four years, subject to the holder’s continued service through the vesting date. The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	8,747	$57.41
Granted	6,898	63.81
Vested	(3,575)	55.01
Forfeited/Cancelled	(1,524)	58.74
Unvested as of December 31, 2023	10,546	$62.22
At December 31, 2023, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $605 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan
In September 2016, the Company established an ESPP with 8.0 million shares of Class A common stock available for issuance. As of December 31, 2023, 14.4 million shares remained available for grant under this plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 8.0 million shares, (b) 1% of the Class A common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (c) such smaller number of shares as determined by the Company’s board of directors. On January 1, 2024, the number of shares available for issuance under the Company’s ESPP increased by 4.4 million shares in accordance with plan provisions.
Under the ESPP, all eligible employees are permitted to contribute up to 100% of their compensation, generally through payroll deductions, to purchase shares of Class A common stock, subject to applicable ESPP and statutory limits. The ESPP provides for offering periods generally up to two years, with purchases occurring and new offering periods commencing generally every six months. ESPP purchases generally occur on May 15th and November 15th each year. At each purchase date, employees are able to purchase shares at 85% of the lower of (1) the closing market price per share of Class A common stock on the employee’s enrollment into the applicable offering period and (2) the closing market price per share of Class A common stock on the purchase date. The ESPP has an automatic reset feature, whereby the offering period resets if the fair value of the Company’s common stock on a purchase date is less than that on the original offering date.
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	0.9	1.0	0.6
Expected volatility	60.3%	74.1%	62.3%
Risk-free interest rate	4.95%	2.53%	0.09%
Estimated dividend yield	—%	—%	—%
The ESPP has a six-month holding period with respect to common stock purchases. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. Stock-based compensation expense related to ESPP was $24 million, $50 million and $62 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $12 million, which is expected to be recognized over a weighted-average period of 0.7 years.
Note 11—Income Taxes
The following are the domestic and foreign components of the Company’s income before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$328,853	$169,891	$193,048
Foreign	(60,858)	(42,521)	(71,012)
Income before income taxes	$267,995	$127,370	$122,036
The following are the components of the provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$120,049	$61,904	$10,332
State and local	24,827	34,797	(10,417)
Foreign	5,000	3,068	2,435
Total current provision	149,876	99,769	2,350
Deferred:
Federal	(51,822)	(2,380)	(21,287)
State and local	(7,842)	(23,465)	3,193
Foreign	(1,157)	61	18
Total deferred provision	(60,821)	(25,784)	(18,076)
Total provision for (benefit from) income taxes	$89,055	$73,985	$(15,726)

A reconciliation of the statutory tax rate to the effective tax rate for the periods presented is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	5.0	7.0	(5.3)
Foreign income at other than U.S. rates (1)	6.2	9.5	14.2
Stock-based compensation	8.3	31.0	(29.9)
Meals and entertainment	1.0	0.4	0.2
Nondeductible compensation	0.3	1.6	1.7
Research and development credit	(8.7)	(11.8)	(15.3)
Other permanent items	0.1	(0.6)	0.5
Effective income tax rate	33.2%	58.1%	(12.9)%
____________

(1)	For the years ended December 31, 2023, 2022, and 2021, includes the impact of the valuation allowance associated with the United Kingdom (“U.K.”). For additional information, see discussion below.
Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities (in thousands):

	As of December 31,
	2023	2022
Reserves and allowances	$8,401	$5,428
Accrued expenses	12,217	7,466
Net operating losses	231,597	182,124
Research and development tax credit	18,220	17,359
Stock-based compensation	25,727	21,207
Prepaid expenses	(944)	(1,122)
Property and equipment	(27,952)	(29,020)
Intangibles (1)	180,573	200,113
Capitalized software development costs	112,736	61,670
Operating lease assets	(39,826)	(45,493)
Operating lease liabilities	48,153	54,657
Other	1,776	1,258
Valuation allowance	(415,829)	(381,619)
Total deferred tax assets, net	$154,849	$94,028
____________

(1)	As of December 31, 2023 and 2022, includes intangibles associated with international restructuring, net of amortization, offset by a reserve for uncertain tax position. See discussion below.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. During 2023, management recorded an additional $34 million to maintain a full valuation allowance against its U.K. net deferred tax assets, based on the history of cumulative losses and the conclusion that future taxable profit may not be available for the utilization of the deferred tax assets for U.K. income tax purposes.
As of December 31, 2023, the Company had federal, state and foreign net operating loss carryforwards of approximately $2 million, $10 million and $1,001 million, respectively. The federal, state and foreign net operating loss carryforwards are subject to limitations under applicable federal, state and foreign tax law. Federal net operating loss carryforward will carry forward indefinitely. State net operating loss carryforwards have varied expiration years beginning in 2032. Foreign net operating losses carry forward indefinitely.

As of December 31, 2023, the Company had state and foreign research and development tax credits of approximately $29 million and $2 million, respectively, which can be carried forward as prescribed under applicable state and foreign tax law. State and foreign research and development tax credits carry forward indefinitely.
As of December 31, 2023, unremitted earnings of the subsidiaries outside of the United States were approximately $7 million, on which no state taxes have been paid. The Company’s intention is to indefinitely reinvest these earnings outside the United States upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.
As of December 31, 2023, the Company had gross unrecognized tax benefits of approximately $98 million, $71 million of which is a reduction to deferred tax assets and the remaining $27 million which would affect the Company’s effective tax rate if recognized. As of December 31, 2022, the Company had gross unrecognized tax benefits of approximately $91 million, $70 million of which is a reduction to deferred tax assets and the remaining $21 million which would affect the Company’s effective tax rate if recognized.
The following table presents changes in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022 (1)	2021 (1)
Beginning balance	$90,932	$86,331	$66,875
Increases related to prior year tax positions	229	—	13,075
Decreases related to prior year tax positions	—	(84)	—
Increases related to current year tax positions	6,601	4,685	6,381
Settlements	(59)	—	—
Expiration of statute of limitations	—	—	—
Ending balance	$97,703	$90,932	$86,331
____________
(1)Includes the impact of a statutory rate change in the U.K.
Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2023 were not material.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the Internal Revenue Service for the years ended December 31, 2015, 2016, 2017, 2018, 2019 and 2020. The Company is also currently under examination by various state jurisdictions. The Company does not expect to materially reduce its unrecognized tax benefits during the next twelve months.
The Company remains subject to examination for its federal and state tax returns for the periods 2015 through 2022, and 2019 through 2022, respectively. The majority of the Company’s foreign subsidiaries remain subject to examination by local taxing authorities for 2017 and subsequent years.
On August 16, 2022, the IRA (as defined in Note 9 —Capitalization) was signed into law for tax years beginning after December 31, 2022. There was no impact to the Company’s provision for income taxes, effective tax rate, unrecognized tax benefits or deferred income tax positions for the year ended December 31, 2023 from the IRA. The IRA did not result in a material excise tax on net stock repurchases for the year ended December 31, 2023.

In 2021, the Organization for Economic Cooperation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. The Company does not currently anticipate that the legislation will have a material impact on its provision for income taxes or effective tax rate. The Company continues to monitor for evolving tax legislation in the individual jurisdictions in which it operates and for changes to its operations that could be impacted by legislation.

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
Gross Billings, based on the address of the clients or client affiliates, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$8,216,446	$6,696,743	$5,286,191
International	1,214,207	937,824	843,436
Total	$9,430,653	$7,634,567	$6,129,627
Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	As of December 31,
	2023	2022
United States	$278,998	$316,000
International	80,156	78,155
Total	$359,154	$394,155
Note 13—Commitments and Contingencies
As of December 31, 2023, the Company had non-cancelable operating lease commitments for office space that were recorded as operating lease liabilities on the consolidated balance sheets. Refer to Note 8—Leases for additional information regarding lease commitments.
As of December 31, 2023, the Company had non-cancelable commitments to its hosting services and hardware providers as well as commitments to providers of software as a service. As of December 31, 2023, these purchase obligations were as follows (in thousands):

Year	Amount
2024	$155,703
2025	125,368
2026	118,676
2027	19,667
2028	—
$419,414
Guarantees and Indemnification
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded as of December 31, 2023 and 2022.
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

On May 27, 2022, a stockholder of the Company filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560 was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the Defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the Defendants moved to dismiss the consolidated complaint. On March 24, 2023, plaintiffs filed an opposition to defendants’ motions to dismiss. Defendants filed their replies in support of their motions to dismiss on May 19, 2023. Oral argument on the motions has been set for April 3, 2024.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) may from time to time enter into plans for the purchase or sale of Company stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On November 13, 2023, our Chief Executive Officer, Jeff T. Green, through a personal trust over which he is a trustee, modified a trading plan with respect to the sale of our Class A common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), which he had previously adopted on June 15, 2023. The modified plan covers the sale of up to 866,901 shares. The modified plan will terminate at the earlier of the execution of all trading orders in the plan or May 15, 2024.
During the quarter ended December 31, 2023, none of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our proxy statement relating to our 2024 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference.
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
3. Exhibits
Exhibits required to be filed as part of this report are:

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Filing Date	Number

3.1	Amended and Restated Certificate of Incorporation.	10-K	2/19/2021	3.1
3.2	Amended and Restated Bylaws.	8-K	10/31/2023	3.1
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2
4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4
4.4	Description of Securities.					X
10.1*	Loan and Security Agreement, dated as of June 15, 2021, among The Trade Desk, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	6/16/2021	10.1
10.2*	Amendment No. 1 to Loan and Security Agreement, dated as of December 17, 2021, among The Trade Desk, Inc., the lenders and credit issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	2/16/2022	10.2
10.3*	Amendment No. 2 to Loan and Security Agreement, dated as of February 9, 2023, among The Trade Desk, Inc., the lenders and credit issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	2/15/2023	10.3
10.4(a)+	The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(a)
10.4(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(b)
10.4(c)+	Exercise Notice under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(c)
10.5(a)+	The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(a)
10.5(b)+	First Amendment to The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-8	9/22/2016	99.2
10.5(c)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(b)
10.5(d)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan (with accelerated vesting).	S-1/A	9/6/2016	10.6	(c)

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Filing Date	Number

10.5(e)+	Exercise Notice under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(d)
10.6(a)+	The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(a)
10.6(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(b)
10.6(c)+	Form of Restricted Stock Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	8-K	12/30/2016	10.1
10.6(d)+	Form of Restricted Stock Unit Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	8-K	12/30/2016	10.2
10.7+	The Trade Desk, Inc. 2016 Employee Stock Purchase Plan.	S-8	9/22/2016	99.5
10.8+	Form of Indemnification Agreement.	S-1	8/22/2016	10.8
10.9+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Jeff T. Green.	10-Q	5/11/2017	10.2
10.10+	Employment Agreement, dated as of August 24, 2020 between The Trade Desk, Inc. and Jay Grant.	10-Q	11/6/2020	10.1
10.11+	Performance Stock Option Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan, dated as of October 6, 2021, between The Trade Desk, Inc. and Jeff Green.	8-K	10/8/2021	10.1
10.12+	Amendment No. 1 to Employment Agreement, dated as of October 6, 2021, between The Trade Desk, Inc. and Jeff Green.	8-K	10/8/2021	10.2
10.13+	The Trade Desk, Inc. Non-Employee Director Compensation Policy.	10-K	2/16/2022	10.16
10.14+	Employment Agreement, dated May 24, 2023 between The Trade Desk, Inc. and Laura Schenkein.	10-Q	8/9/2023	10.1
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy for Recovery of Erroneously Awarded Compensation.					X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Filing Date	Number

101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.sch	Inline XBRL Taxonomy Schema Linkbase Document				X
101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.def	Inline XBRL Taxonomy Definition Linkbase Document				X
101.lab	Inline XBRL Taxonomy Label Linkbase Document				X
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+	Indicates a management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2024.

THE TRADE DESK, INC.

By:	/s/ LAURA SCHENKEIN
Laura Schenkein Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff T. Green and Laura Schenkein, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFF T. GREEN	Chief Executive Officer, Director (principal executive officer)	February 15, 2024
Jeff T. Green

/s/ LAURA SCHENKEIN	Chief Financial Officer (principal financial officer and principal accounting officer)	February 15, 2024
Laura Schenkein

/s/ SAMANTHA JACOBSON	Chief Strategy Officer, Director	February 15, 2024
Samantha Jacobson

/s/ LISE J. BUYER	Director	February 15, 2024
Lise J. Buyer

/s/ ANDREA CUNNINGHAM	Director	February 15, 2024
Andrea Cunningham

/s/ KATHRYN E. FALBERG	Director	February 15, 2024
Kathryn E. Falberg

/s/ GOKUL RAJARAM	Director	February 15, 2024
Gokul Rajaram

/s/ DAVID B. WELLS	Director	February 15, 2024
David B. Wells