Form 10-Q
period 2024-03-31
Trade Desk, Inc.
filed 2024-05-10
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, the registrant had 445,208,133 shares of Class A common stock and 43,918,900 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$918,200	$895,129
Short-term investments, net	501,360	485,159
Accounts receivable, net of allowance for credit losses of $12,852 and $12,826 as of March 31, 2024 and December 31, 2023, respectively	2,619,280	2,870,313
Prepaid expenses and other current assets	57,579	63,353
TOTAL CURRENT ASSETS	4,096,419	4,313,954
Property and equipment, net	150,551	161,422
Operating lease assets	201,859	197,732
Deferred income taxes	154,849	154,849
Other assets, non-current	60,119	60,730
TOTAL ASSETS	$4,663,797	$4,888,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,094,855	$2,317,318
Accrued expenses and other current liabilities	131,287	137,996
Operating lease liabilities	57,208	55,524
TOTAL CURRENT LIABILITIES	2,283,350	2,510,838
Operating lease liabilities, non-current	180,456	180,369
Other liabilities, non-current	33,436	33,261
TOTAL LIABILITIES	2,497,242	2,724,468
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 444,809 and 444,997 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively Class B, 95,000 shares authorized; 43,919 and 43,919 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,063,311	1,967,265
Retained earnings	103,244	196,954
TOTAL STOCKHOLDERS’ EQUITY	2,166,555	2,164,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,663,797	$4,888,687
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$491,253	$382,803
Operating expenses:
Platform operations	103,630	84,867
Sales and marketing	121,725	97,222
Technology and development	107,686	93,710
General and administrative	129,555	130,312
Total operating expenses	462,596	406,111
Income (loss) from operations	28,657	(23,308)
Other expense (income):
Interest income, net	(16,661)	(14,423)
Foreign currency exchange loss (gain), net	(715)	723
Total other income, net	(17,376)	(13,700)
Income (loss) before income taxes	46,033	(9,608)
Provision for (benefit from) income taxes	14,373	(18,934)
Net income	$31,660	$9,326
Earnings per share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
Weighted-average shares outstanding:
Basic	488,551	489,712
Diluted	498,192	499,795
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	490,468	$—	$1,449,825	$665,514	$2,115,339
Exercise of common stock options	2,451	—	10,365	—	10,365
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	414	—	(15,595)	—	(15,595)
Repurchases of Class A common stock	(5,139)	—	—	(292,863)	(292,863)
Stock-based compensation	—	—	114,235	—	114,235
Net income	—	—	—	9,326	9,326
Balance as of March 31, 2023	488,194	$—	$1,558,830	$381,977	$1,940,807

Balance as of December 31, 2023	488,916	$—	$1,967,265	$196,954	$2,164,219
Exercise of common stock options	719	—	10,804	—	10,804
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	620	—	(26,806)	—	(26,806)
Repurchases of Class A common stock	(1,527)	—	—	(125,370)	(125,370)
Stock-based compensation	—	—	112,048	—	112,048
Net income	—	—	—	31,660	31,660
Balance as of March 31, 2024	488,728	$—	$2,063,311	$103,244	$2,166,555
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$31,660	$9,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,742	19,293
Stock-based compensation	110,620	113,470
Noncash lease expense	12,751	11,917
Provision for expected credit losses on accounts receivable	40	316
Other	1,125	(1,310)
Changes in operating assets and liabilities:
Accounts receivable	238,147	258,165
Prepaid expenses and other current and non-current assets	3,331	(5,481)
Accounts payable	(220,196)	(200,701)
Accrued expenses and other current and non-current liabilities	(104)	(4,309)
Operating lease liabilities	(13,644)	(13,113)
Net cash provided by operating activities	185,472	187,573
INVESTING ACTIVITIES:
Purchases of investments	(159,731)	(144,721)
Maturities of investments	147,794	126,731
Purchases of property and equipment	(7,224)	(9,156)
Capitalized software development costs	(1,958)	(1,467)
Net cash used in investing activities	(21,119)	(28,613)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(125,280)	(291,534)
Proceeds from exercise of stock options	10,804	10,365
Taxes paid related to net settlement of restricted stock awards	(26,806)	(15,595)
Net cash used in financing activities	(141,282)	(296,764)
Increase (decrease) in cash and cash equivalents	23,071	(137,804)
Cash and cash equivalents—Beginning of period	895,129	1,030,506
Cash and cash equivalents—End of period	$918,200	$892,702
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$15,716	$15,342
Operating lease assets obtained in exchange for operating lease liabilities	$16,875	$3,999
Capitalized assets financed by accounts payable	$3,135	$5,214
Tenant improvements paid by lessor	$—	$1,552
Stock-based compensation included in capitalized software development costs	$1,428	$765
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.
There have been no material changes to the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2023, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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
As of March 31, 2024, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors such as rising interest rates, inflation, changes in foreign currency exchange rates and supply chain disruptions, continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding adjusted for the potentially dilutive impact of stock options, restricted stock and the Employee Stock Purchase Plan (“ESPP”), using the two-class method required for participating securities. Restricted stock awards are considered to be participating securities due to their non-forfeitable dividend rights.
The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$31,660	$9,326
Denominator:
Weighted-average shares outstanding—basic	488,551	489,712
Effect of dilutive securities	9,641	10,083
Weighted-average shares outstanding—diluted	498,192	499,795
Basic earnings per share	$0.06	$0.02
Diluted earnings per share	$0.06	$0.02
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	4,799	9,832

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of March 31, 2024
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$287,742	$—	$287,742
Level 1:
Money market funds	594,935	—	594,935
Level 2:
Commercial paper	35,523	188,390	223,913
Corporate debt securities	—	185,016	185,016
U.S. government and agency securities	—	127,954	127,954
Total	$918,200	$501,360	$1,419,560

	As of December 31, 2023
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$289,512	$—	$289,512
Level 1:
Money market funds	560,673	—	560,673
Level 2:
Commercial paper	36,013	168,224	204,237
Corporate debt securities	—	185,465	185,465
U.S. government and agency securities	8,931	131,470	140,401
Total	$895,129	$485,159	$1,380,288
The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three months ended March 31, 2024 and 2023, were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

March 31, 2024
Due in one year	$458,132
Due in one to two years	43,228
Total	$501,360

Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$12,711	$11,847
Short-term lease cost	474	472
Variable lease cost	3,816	3,103
Sublease income	(42)	(546)
Total lease cost	$16,959	$14,876
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
As of March 31, 2024, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $443 million as of March 31, 2024, which is net of outstanding letters of credit of $7 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of March 31, 2024, the Company was in compliance with all covenants.

Note 7—Capitalization
Share Repurchase Program
In February 2023, the Company’s board of directors approved a share repurchase program with authorization to purchase up to $700 million of its Class A common stock. As of December 31, 2023, $53 million remained available and authorized for repurchases. In February 2024, an additional $647 million was authorized under this program, bringing the total amount available for future repurchases back to $700 million. The share repurchase program, which has no expiration date, is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of the Company’s board of directors.
During the three months ended March 31, 2024, the Company repurchased and subsequently retired 1.5 million shares of its Class A common stock for an aggregate repurchase amount of $125 million. The repurchase amount for the three months ended March 31, 2024 included an immaterial amount related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022 (“IRA”). As of March 31, 2024, $575 million remained available and authorized for repurchases. Activity under the share repurchase program was recognized in the condensed consolidated financial statements on a trade-date basis.
Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Platform operations	$5,555	$3,946
Sales and marketing	20,292	14,123
Technology and development	27,974	20,867
General and administrative	56,799	74,534
Total	$110,620	$113,470
Stock Options
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	12,258	$31.05
Granted	114	77.94
Exercised	(719)	15.51
Expired/Forfeited	(109)	47.60
Outstanding as of March 31, 2024	11,544	$32.33
Exercisable as of March 31, 2024	8,653	$21.84

As of March 31, 2024, the Company had unrecognized stock-based compensation relating to stock options, excluding the CEO Performance Option (as defined below), of approximately $109 million, which is expected to be recognized over a weighted-average period of 2.7 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. The CEO Performance Option has an exercise price of $68.29 per share. As of December 31, 2023, the CEO Performance Option had 19.2 million options outstanding. No options were granted, exercised, forfeited or expired during the three months ended March 31, 2024. As of March 31, 2024, the CEO Performance Option had 2.4 million exercisable options and 19.2 million options outstanding. Stock-based compensation of $36 million and $60 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $165 million that is expected to be recognized over a weighted-average period of 1.5 years, assuming no acceleration of vesting.
Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	10,546	$62.22
Granted	396	75.50
Vested	(1,040)	56.87
Forfeited	(212)	62.45
Unvested as of March 31, 2024	9,690	$63.33
As of March 31, 2024, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $564 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense related to the ESPP totaled $6 million and $3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $7 million, which is expected to be recognized over a weighted-average period of 0.6 years.
Note 9—Income Taxes
In determining the interim provision for (benefit from) income taxes for each of the three months ended March 31, 2024 and 2023, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended March 31, 2024 and 2023, the provision for (benefit from) income taxes included benefits associated with stock-based awards of $11 million and $27 million, respectively.

For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation, state and foreign taxes, research and development tax credits and the impact of tax benefits associated with stock-based awards.
There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2024, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

Effective in the calendar year 2024, the Company is subject to international anti-base erosion rules that assess a minimum tax rate of 15% in the jurisdictions in which it operates. Commonly known as “Pillar II,” these rules apply to large multinational enterprises and are designed to address the tax challenges arising from the globalization and digitalization of the economy. The Company has calculated the minimum tax on a jurisdiction-by-jurisdiction basis and has determined that the resulting tax is immaterial to its financial results. The Company continues to monitor for evolving tax legislation in the individual jurisdictions in which it operates and for changes to its operations that could be impacted by such legislation.
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
Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended March 31,
	2024	2023
United States	88%	88%
International	12%	12%
Total	100%	100%
Note 11— Commitments and Contingencies
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2024 and 2023.
The Company is under audit by various domestic and foreign tax authorities. The Company believes that the amount of losses or any estimable range of possible losses with respect to these matters will not, either individually or in the aggregate, have a material adverse effect on its business and condensed consolidated financial statements. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations.
In May 2024, the Company entered into an agreement related to the expansion of an existing office facility located in the United States, which is expected to commence in 2026 and expire in 2037. The total commitment under the lease is estimated to be approximately $214 million, net of incentives. The Company will recognize the related lease asset and lease liability at the lease commencement date
Litigation
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
On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On March 24, 2023, plaintiffs filed an opposition to defendants’ motions to dismiss. Defendants filed their replies in support of their motions to dismiss on May 19, 2023. The court heard oral argument on the motions on April 3, 2024.

Litigation is inherently uncertain and there can be no assurance regarding the likelihood that the motions to dismiss or defense of the various actions will be successful.
Employment Contracts
The Company has entered into agreements with severance terms with certain employees and officers, all of whom are employed on an at-will basis, subject to certain severance obligations in the event of certain involuntary terminations. The Company may be required to accelerate the vesting of certain stock options and restricted stock in the event of changes in control, as defined, and involuntary terminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of macroeconomic uncertainty on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, capital expenditures including share repurchases, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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
Our clients are advertising agencies, advertisers and other service providers for agencies or advertisers, with whom we enter into ongoing master service agreements (“MSAs”). We generate revenue by charging our clients a platform fee based on a percentage of a client’s total spend on advertising. We also generate revenue from providing data and other value-added services and platform features.

Executive Summary
Highlights

	Three Months Ended March 31,
	Dollars		Change
	2024	2023	$	%

	(in thousands, except percentages)
Revenue	$491,253	$382,803	$108,450	28%
Net income	$31,660	$9,326	$22,334	239%
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
We believe that growth of the programmatic advertising market is important for our ability to grow our business. Adoption of programmatic advertising by advertisers allows us to acquire new clients and grow revenue from existing clients. Although our clients include some of the largest advertising agencies in the world, we believe there is significant room for us to further expand our relationships with existing clients and gain a larger amount of their advertising spend. We also believe that the industry trends noted above will lead to advertisers adopting programmatic advertising through platforms such as ours.
Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory we present to our clients. For example, we have expanded our CTV, mobile, native and audio advertising offerings through our integrations with supply-side partners.
We invest for long-term growth. We anticipate that our operating expenses will continue to increase in the foreseeable future as we invest in platform operations and technology and development to enhance our product features, including programmatic buying of CTV ad inventory, and in sales and marketing to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to continue making investments in our infrastructure, including our information technology, financial and administrative systems and controls, to support our growing operations.
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
Our business model has allowed us to grow significantly, and we believe that our operating leverage enables us to support future long-term growth profitably.

Macroeconomic Uncertainty
Rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, and the duration and extent of geopolitical and global economic disruption and their respective impacts on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part II. Other Information for further discussion of the adverse impacts of macroeconomic uncertainty on our business.
Results of Operations for the Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended March 31,
	2024		2023
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$491,253	100%	$382,803	100%
Operating expenses:
Platform operations	103,630	21%	84,867	22%
Sales and marketing	121,725	25%	97,222	25%
Technology and development	107,686	22%	93,710	24%
General and administrative	129,555	26%	130,312	34%
Total operating expenses	462,596	94%	406,111	106%
Income (loss) from operations	28,657	6%	(23,308)	(6)%
Total other income, net	(17,376)	(4)%	(13,700)	(4)%
Income (loss) before income taxes	46,033	9%	(9,608)	(3)%
Provision for (benefit from) income taxes	14,373	3%	(18,934)	(5)%
Net income	$31,660	6%	$9,326	2%
_______________
Note: Percentages may not sum due to rounding.

Revenue
Revenue increased by $108 million, or 28%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by more advertisers and more campaigns executed by existing clients.
Platform Operations
Platform operations expense increased by $19 million, or 22%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to increases of $14 million in hosting costs and $4 million in personnel costs, which included a $2 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs related to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support our platform. The increase in personnel costs was primarily due to the increase in stock-based compensation driven by new equity grants, headcount growth and an increase in travel and employee engagement costs, including in-person events.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our growth.
Sales and Marketing
Sales and marketing expense increased by $25 million, or 25%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to an increase of $20 million in personnel costs, which included a $6 million increase in stock-based compensation, a $3 million increase in marketing costs and a $2 million increase in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients; an increase in incentive compensation driven by headcount growth and gross spend growth; and an increase in travel and employee engagement costs, including in-person events. The increase in stock-based compensation was primarily due to new equity grants. The increase in marketing costs was primarily due to an increase in marketing campaigns, creatives, events, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense increased by $14 million, or 15%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to an increase of $13 million in personnel costs, which included a $7 million increase in stock-based compensation. The increase in personnel costs was primarily attributable to the increase in stock-based compensation driven by new equity grants, headcount growth to maintain and support further development of our platform and an increase in travel and employee engagement costs, including in-person events.
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
General and Administrative
General and administrative expense decreased by $1 million, or 1%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an $18 million decrease in stock-based compensation, partially offset by increases of $9 million in personnel costs and $8 million in administrative costs. The decrease in stock-based compensation was primarily driven by a $24 million decrease in expense related to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $6 million increase in expense related to new equity grants. The increase in personnel costs was primarily attributable to increased headcount to support our growth and an increase in travel and employee engagement costs, including in-person events. The increase in administrative costs was primarily driven by increases in local business taxes and external professional fees.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure to support growth.
Total Other Income, Net
Total other income, net increased by $4 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to higher interest income on our cash and cash equivalents and short-term investments driven by rising interest rates as well as gains on foreign currency forwards, partially offset by foreign currency transaction losses, driven by changes in foreign currency exchange rates against the U.S. Dollar.

Provision for (Benefit from) Income Taxes
The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2024 and 2023, respectively.
The provision for income taxes increased by $33 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to higher pre-tax profitability coupled with a decrease in benefits associated with employee stock-based awards.
Liquidity and Capital Resources
As of March 31, 2024, we had working capital of $1,813 million, which included $918 million in cash and cash equivalents, $94 million of which was held by our international subsidiaries, and $501 million in short-term investments in marketable securities. Additionally, we had $443 million available under our Amended Credit Facility (refer to the “Credit Facility” section below). For the three months ended March 31, 2024, we generated $185 million in cash flows from operating activities.
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
As of March 31, 2024, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $443 million as of March 31, 2024, which is net of outstanding letters of credit of $7 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of March 31, 2024, we were in compliance with all covenants.
For additional information regarding the Amended Credit Facility, refer to Note 6—Debt.

Share Repurchase Program
In February 2023, our board of directors approved a share repurchase program with authorization to purchase up to $700 million of our Class A common stock. As of December 31, 2023, $53 million remained available and authorized for repurchases. In February 2024, an additional $647 million was authorized under this program, bringing the total amount available for future repurchases back to $700 million. The share repurchase program, which has no expiration date, is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors.
During the three months ended March 31, 2024, we repurchased and subsequently retired 1.5 million shares of our Class A common stock for an aggregate repurchase amount of $125 million. The repurchase amount for the three months ended March 31, 2024 included an immaterial amount related to the 1% excise tax on net share repurchases as a result of the Inflation Reduction Act of 2022 (“IRA”). As of March 31, 2024, $575 million remained available and authorized for repurchases.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$185,472	$187,573
Net cash used in investing activities	$(21,119)	$(28,613)
Net cash used in financing activities	$(141,282)	$(296,764)
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
For the three months ended March 31, 2024, cash provided by operating activities of $185 million resulted primarily from net income adjusted for noncash items of $178 million and a net increase in our operating assets and liabilities of $8 million. The net increase in our operating assets and liabilities was primarily due to a $238 million decrease in accounts receivable, partially offset by a $220 million decrease in accounts payable and a $14 million decrease in operating lease liabilities. The decrease in accounts receivable was due to the timing and seasonality of cash receipts from clients. The decrease in accounts payable was due to the timing and seasonality of payments to suppliers for the cost of advertising inventory, data and add-on features. The decrease in operating lease liabilities was due primarily to rent payments.
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
For the three months ended March 31, 2024, we used $21 million of cash in investing activities, consisting of $12 million of net purchases of short-term investments, $7 million to purchase property and equipment and $2 million of investments in capitalized software.
For the three months ended March 31, 2023, we used $29 million of cash in investing activities, consisting of $18 million of net purchases of short-term investments, $9 million to purchase property and equipment and nearly $2 million of investments in capitalized software.
Financing Activities
For the three months ended March 31, 2024, we used $141 million of cash in financing activities, consisting of $125 million of cash paid for repurchases of our Class A common stock and $27 million of taxes paid for restricted stock award settlements, partially offset by $11 million of proceeds from stock option exercises.
For the three months ended March 31, 2023, we used $297 million of cash in financing activities, consisting of $292 million of cash paid for repurchases of Class A common stock and $16 million of taxes paid for restricted stock award settlements, partially offset by $10 million of proceeds from stock option exercises.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2024 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services and hardware providers and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations as of March 31, 2024 (in thousands):

	Payments Due by Period
	Remainder of 2024	2025 and Thereafter	Total
Operating lease commitments	$49,259	$271,499	$320,758
Other contractual commitments	142,726	267,035	409,761
Total	$191,985	$538,534	$730,519
In May 2024, we entered into an agreement related to the expansion of an existing office facility located in the United States, which is expected to commence in 2026 and expire in 2037. The total commitment under the lease is estimated to be approximately $214 million.
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at March 31, 2024.
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
Recently Issued Accounting Pronouncements
Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies of our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange risks.
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Amended Credit Facility, which accrues interest at a variable rate. No amount was owed on our Amended Credit Facility as of March 31, 2024. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of March 31, 2024, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $5 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of March 31, 2024, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $32 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, et al., No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, et al., No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints allege generally that the defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs seek a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On March 24, 2023, plaintiffs filed an opposition to defendants’ motions to dismiss. Defendants filed their replies in support of their motions to dismiss on May 19, 2023. The court heard oral argument on the motions on April 3, 2024.

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
A breach of our security, a flawed design, and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. This could result in government investigations, lawsuits (including class actions), enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. As some of our newer offerings involve the receipt and processing of identifiable information, the risks associated with data, including risks to breach of our systems increases, and we could be subject to contractual breach and indemnification claims from other clients and partners and otherwise suffer damage to our reputation, brand, and business. Our platform may also receive data in aggregated or pseudonymized form, and if our systems are breached and such data or information is compromised, it could be damaging to our brand, reputation, and business. Cyberattacks could also compromise our own trade secrets and other confidential information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. Although we maintain errors or omissions and cyber liability insurance, the costs related to an incident or other security threats or disruptions may not be fully insured or indemnified by other means and insurance and other safeguards might only partially reimburse us for our losses, if at all. We also cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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
The global regulatory landscape regarding the privacy and protection of personal information is evolving, and U.S. (state, federal and local) and foreign governments are considering enacting additional legislation and rulemaking related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., the FTC continues to propose updates to existing regulations, including those governing collection of data from children online and related to “commercial surveillance” generally. Further, the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (the “FTC Act”) (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. For example, in the preceding 12 months, the FTC has announced enforcement actions against a host of companies that handle personal data it views as sensitive for advertising purposes, such as actions against location data brokers and other actions against consumer health companies the FTC alleged disclosed consumer health data to third-party platforms for advertising purposes. These enforcement announcements signal increased regulatory scrutiny of advertising practices that involve “sensitive” categories of personal data such as health data and precise location information. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, or consumer protection laws such as the FTC Act. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. In addition, a potential federal omnibus privacy law recently regained momentum with the introduction of a discussion draft bill, The American Privacy Rights Act (the “APRA”), announced with bipartisan support. If passed, the APRA would likely substantially impact the online advertising ecosystem.
State lawmakers are also actively addressing consumer data privacy issues. Many states have adopted omnibus consumer privacy laws, some of which are already enforceable, while others will take effect over the coming years. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations and establish data privacy rights for consumers in such states (including rights to opt out of certain processing of their personal data and to request correction, deletion of and access to personal data), imposing special rules on the collection of personal data from minors and other personal data deemed “sensitive” under the laws, and creating new notice obligations. Most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal data.) Because of these obligations, the availability of data within our platform, our other offerings and the advertising ecosystem more broadly may decline, potentially making our platform and offerings less valuable to our clients.

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
These laws and their implementing regulations will likely also increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual, platform and product changes, we cannot predict with certainty the effect of these laws and their implementing regulations, many of which are not yet finalized, on our business, nor the share of consumers who will carry out their opt-out and other rights and how these actions will impact us, our clients, inventory sources, and our industry. Further, enforcement activity under laws already in effect, particularly in California, reflects an ongoing focus on online advertising activities and signals regulators’ willingness to pursue in-depth investigations and impose substantial penalties on entities allegedly operating in violation of the statute. Thus, we expect that continuing to maintain compliance with states’ varying legal requirements, including monitoring and adjusting to new regulations and interpretations that emerge through enforcement actions, will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal data perceived as especially sensitive, such as health data and children’s data. For example, several states have enacted laws that would substantially impact activities that involve showing targeted advertisements to individuals under 18 through a variety of new restrictions, though many of these laws are subject to ongoing legal challenge on First Amendment and other grounds. In addition to the APRA discussion draft, several recent federal bills would likewise further regulate the processing of children’s data and other personal data perceived as especially sensitive. Further, several states have enacted new laws, updated existing laws or have introduced bills to impose new privacy obligations related to health-related personal information beyond that governed by federal and state laws governing medical records and similar information, such as HIPAA. For example, Washington’s My Health, My Data Act (“MHMD”) introduces a host of new requirements related to a very broadly-defined notion of consumer health data that will impact that advertising industry in part because MHMD is subject to a private right of action (unlike other state privacy laws), so plaintiffs’ attorneys could explore claims that stretch the bounds of the law’s text. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance and defense costs, and more obligations on us, our clients and other companies in the advertising industry.
Laws governing the processing of personal data in Europe (including the U.K., EU and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. For example, the GDPR defines “personal data” broadly and enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism is under review by European authorities and we cannot predict its effectiveness over the long term. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, authorities enforcing the U.K. GDPR have the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
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
We deploy technical and organizational measures, internal policy controls, and contractual measures to limit how identifying information is used and shared and to help honor consumer choices. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws. These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform and related offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. In addition, public perception regarding data protection and privacy are significant in the programmatic advertising buying industry. Concerns about industry practices regarding the collection, use, and disclosure of personal data, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform or related offerings by current and future clients. For example, perception that our practices involve an invasion of privacy or are designed with insufficient protections, whether or not such practices are consistent with current or future laws, regulations, or industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform and related offerings, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.
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
Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by laws or by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with state privacy laws or a potential federal privacy law, then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, then we may lose the ability to access data, bid on opportunities, or purchase digital ad space, which could have a substantial impact on our revenue.
Digital advertising mostly relies on the ability to uniquely identify devices or users across websites and applications, and to collect data about user interactions for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through unique identifiers stored in cookies (and similar technologies), provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type. We use device and other identifiers to record information such as when an Internet user views an ad, clicks on an ad, or visits one of our advertiser’s websites or applications. We also use device and other identifiers to help us achieve our advertisers’ campaign goals, including to limit the instances that an Internet user sees the same advertisement, report information to our advertisers regarding the performance of their advertising campaigns, and detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data associated with device and other identifiers to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients rely on device and other identifiers to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign and may undermine the effectiveness of our platform or our ability to improve our platform and remain competitive.
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
Some Internet users also download free or paid ad-blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” or use of their personal data for targeted advertising purposes under U.S. state privacy laws in ways that stop or severely limit the ability to show targeted ads. Because additional state privacy laws require businesses to permit end users to opt out of processing their personal data for purposes of targeted advertising, including, in some states through automated signals, we expect that more opt-out solutions will become available that may ultimately be used by end users, which may reduce our clients’ use of our platform and related offerings, and our business, financial condition, and results of operations could be adversely affected.
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
In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation applies extra-territorially to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.
Recent U.S. state privacy laws and regulations issued pursuant to those laws address and expand on requirements for honoring browser-based or similar technical signals for consumers to opt out of the sale and the use of personal data for targeted advertising purposes. If use of the “Global Privacy Control” or similar signals is adopted by many Internet users, if such a standard is imposed by even more states or by federal or foreign legislation or if it is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform and related offerings, and our business, financial condition and results of operations could be adversely affected.
Increased transparency into the collection and use of data for digital advertising, introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, U.S. state privacy laws, “Global Privacy Control,” and the ePrivacy Directive, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.
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
The effects of health epidemics, such as the global COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.
Our business and operations have been, and could in the future be, adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and significantly impacted economic activity and financial markets. Many marketers decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity and other COVID-19-related impacts, which negatively impacted, and with respect to other future health epidemics, may negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict.
The economic uncertainty caused by the COVID-19 pandemic made, and future health epidemics may make, it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. The duration and extent of the impact from future health epidemics or other health events depend on future developments that cannot be accurately predicted at this time, including measures taken by governments, businesses and other organizations in response to such epidemic or other public health event, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of March 31, 2024, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.7% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the amendments to our certificate of incorporation and related matters voted on at the Special Meeting of Stockholders held on December 22, 2020, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to “Item 1. Legal Proceedings.”
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the sole and exclusive forum for any state law claim for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees, or stockholders to us or our stockholders;
•any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or
•any action asserting a claim governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”).
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended March 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
January 1- 31	—	$—	—	$53
February 1-29	392	$84.87	392	$667
March 1-31	1,135	$81.06	1,135	$575
	1,527		1,527
    _______________
(1) On February 15, 2023, we announced that our board of directors approved a share repurchase program with authorization to repurchase up to $700 million our Class A common stock, which commenced in February 2023 and has no expiration date. On February 15, 2024, we announced that our board of directors authorized an additional $647 million under this program, bringing the total amount available for future repurchases back to $700 million. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The program does not obligate us to acquire a minimum amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors. See Note 7—Capitalization in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Excludes other costs such as broker commissions and the accrued excise tax imposed by the IRA.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, or the “Exchange Act”) may from time to time enter into plans for the purchase or sale of Company stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”).
On March 8, 2024, our Chief Legal Officer, Jay Grant, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 194,461 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or March 8, 2025.
On March 15, 2024, our Chief Executive Officer, Jeff T. Green, through a personal trust over which he is a trustee, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 1,700,000 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or December 27, 2024.
On March 15, 2024, our Chief Financial Officer, Laura Schenkein, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 164,737 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or December 1, 2024.
On March 15, 2024, our Class II Director, Gokul Rajaram, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 21,321 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or May 30, 2025.
During the quarter ended March 31, 2024, none of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-K	2/19/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/31/2023	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

10.1+	Employment Agreement, dated March 22, 2024 between The Trade Desk, Inc. and Samantha Jacobson.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: May 10, 2024	/s/ Laura Schenkein
Laura Schenkein
Chief Financial Officer (Principal Financial and Accounting Officer)