Form 10-Q
period 2024-06-30
Trade Desk, Inc.
filed 2024-08-08
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, the registrant had 447,658,970 shares of Class A common stock and 43,918,900 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,009,363	$895,129
Short-term investments, net	497,168	485,159
Accounts receivable, net of allowance for credit losses of $10,576 and $12,826 as of June 30, 2024 and December 31, 2023, respectively	2,905,533	2,870,313
Prepaid expenses and other current assets	110,776	63,353
TOTAL CURRENT ASSETS	4,522,840	4,313,954
Property and equipment, net	191,912	161,422
Operating lease assets	229,411	197,732
Deferred income taxes	154,849	154,849
Other assets, non-current	60,910	60,730
TOTAL ASSETS	$5,159,922	$4,888,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,336,589	$2,317,318
Accrued expenses and other current liabilities	120,218	137,996
Operating lease liabilities	61,579	55,524
TOTAL CURRENT LIABILITIES	2,518,386	2,510,838
Operating lease liabilities, non-current	202,769	180,369
Other liabilities, non-current	33,361	33,261
TOTAL LIABILITIES	2,754,516	2,724,468
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 447,681 and 444,997 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively Class B, 95,000 shares authorized; 43,919 and 43,919 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,217,043	1,967,265
Retained earnings	188,363	196,954
TOTAL STOCKHOLDERS’ EQUITY	2,405,406	2,164,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,159,922	$4,888,687
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$584,550	$464,254	$1,075,803	$847,057
Operating expenses:
Platform operations	110,459	86,654	214,089	171,521
Sales and marketing	133,867	111,489	255,592	208,711
Technology and development	110,035	98,308	217,721	192,018
General and administrative	135,469	126,130	265,024	256,442
Total operating expenses	489,830	422,581	952,426	828,692
Income from operations	94,720	41,673	123,377	18,365
Other expense (income):
Interest income, net	(17,817)	(17,507)	(34,478)	(31,930)
Foreign currency exchange loss (gain), net	45	(747)	(670)	(24)
Total other income, net	(17,772)	(18,254)	(35,148)	(31,954)
Income before income taxes	112,492	59,927	158,525	50,319
Provision for income taxes	27,463	26,988	41,836	8,054
Net income	$85,029	$32,939	$116,689	$42,265
Earnings per share:
Basic	$0.17	$0.07	$0.24	$0.09
Diluted	$0.17	$0.07	$0.23	$0.08
Weighted-average shares outstanding:
Basic	489,353	488,431	488,952	489,068
Diluted	500,040	499,349	499,117	499,570
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	490,468	$—	$1,449,825	$665,514	$2,115,339
Exercise of common stock options	2,451	—	10,365	—	10,365
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	414	—	(15,595)	—	(15,595)
Repurchases of Class A common stock	(5,139)	—	—	(292,863)	(292,863)
Stock-based compensation	—	—	114,235	—	114,235
Net income	—	—	—	9,326	9,326
Balance as of March 31, 2023	488,194	—	1,558,830	381,977	1,940,807
Exercise of common stock options	1,074	—	17,407	—	17,407
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	879	—	(15,459)	—	(15,459)
Issuance of common stock under employee stock purchase plan	497	—	21,316	—	21,316
Repurchases of Class A common stock	(595)	—	—	(44,004)	(44,004)
Stock-based compensation	—	—	118,404	—	118,404
Net income	—	—	—	32,939	32,939
Balance as of June 30, 2023	490,049	$—	$1,700,498	$370,912	$2,071,410

Balance as of December 31, 2023	488,916	$—	$1,967,265	$196,954	$2,164,219
Exercise of common stock options	719	—	10,804	—	10,804
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	620	—	(26,806)	—	(26,806)
Repurchases of Class A common stock	(1,527)	—	—	(125,370)	(125,370)
Stock-based compensation	—	—	112,048	—	112,048
Net income	—	—	—	31,660	31,660
Balance as of March 31, 2024	488,728	—	2,063,311	103,244	2,166,555
Exercise of common stock options	1,167	—	27,360	—	27,360
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,007	—	(31,563)	—	(31,563)
Issuance of common stock under employee stock purchase plan	698	—	30,122	—	30,122
Repurchases of Class A common stock	—	—	—	90	90
Stock-based compensation	—	—	127,813	—	127,813
Net income	—	—	—	85,029	85,029
Balance as of June 30, 2024	491,600	$—	$2,217,043	$188,363	$2,405,406
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$116,689	$42,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,624	39,359
Stock-based compensation	236,960	230,553
Noncash lease expense	26,460	24,325
Provision for expected credit losses on accounts receivable	133	318
Other	(4,117)	(8,423)
Changes in operating assets and liabilities:
Accounts receivable	(49,321)	(35,368)
Prepaid expenses and other current and non-current assets	(52,064)	(3,659)
Accounts payable	(13,247)	50,995
Accrued expenses and other current and non-current liabilities	(9,989)	399
Operating lease liabilities	(27,397)	(25,102)
Net cash provided by operating activities	266,731	315,662
INVESTING ACTIVITIES:
Purchases of investments	(317,969)	(316,307)
Maturities of investments	314,598	274,401
Purchases of property and equipment	(29,339)	(16,556)
Capitalized software development costs	(4,424)	(3,415)
Net cash used in investing activities	(37,134)	(61,877)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(125,280)	(336,494)
Proceeds from exercise of stock options	38,164	27,772
Proceeds from employee stock purchase plan	30,122	21,316
Taxes paid related to net settlement of restricted stock awards	(58,369)	(31,054)
Net cash used in financing activities	(115,363)	(318,460)
Increase (decrease) in cash and cash equivalents	114,234	(64,675)
Cash and cash equivalents—Beginning of period	895,129	1,030,506
Cash and cash equivalents—End of period	$1,009,363	$965,831
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$33,272	$30,870
Operating lease assets obtained in exchange for operating lease liabilities	$58,133	$16,967
Capitalized assets financed by accounts payable	$37,927	$3,033
Stock-based compensation included in capitalized software development costs	$2,901	$2,086
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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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
As of June 30, 2024, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors such as changes in interest and foreign currency exchange rates, inflation and supply chain disruptions, continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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
The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$85,029	$32,939	$116,689	$42,265
Denominator:
Weighted-average shares outstanding—basic	489,353	488,431	488,952	489,068
Effect of dilutive securities	10,687	10,918	10,165	10,502
Weighted-average shares outstanding—diluted	500,040	499,349	499,117	499,570
Basic earnings per share	$0.17	$0.07	$0.24	$0.09
Diluted earnings per share	$0.17	$0.07	$0.23	$0.08
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	2,480	7,578	2,480	7,578

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of June 30, 2024
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$205,707	$—	$205,707
Level 1:
Money market funds	761,789	—	761,789
Level 2:
Commercial paper	27,903	204,389	232,292
Corporate debt securities	—	192,131	192,131
U.S. government and agency securities	13,964	100,648	114,612
Total	$1,009,363	$497,168	$1,506,531

	As of December 31, 2023
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$289,512	$—	$289,512
Level 1:
Money market funds	560,673	—	560,673
Level 2:
Commercial paper	36,013	168,224	204,237
Corporate debt securities	—	185,465	185,465
U.S. government and agency securities	8,931	131,470	140,401
Total	$895,129	$485,159	$1,380,288
The Company’s gross unrealized gains or losses from its short-term investments, recorded at fair value, for the three and six months ended June 30, 2024 and 2023, were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

June 30, 2024
Due in one year	$458,730
Due in one to two years	38,438
Total	$497,168

Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$13,486	$12,209	$26,197	$24,056
Short-term lease cost	414	442	888	914
Variable lease cost	3,792	2,851	7,608	5,954
Sublease income	—	(604)	(42)	(1,150)
Total lease cost	$17,692	$14,898	$34,651	$29,774
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
As of June 30, 2024, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $442 million as of June 30, 2024, which is net of outstanding letters of credit of $8 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of June 30, 2024, the Company was in compliance with all covenants.

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
During the three months ended June 30, 2024, the Company did not repurchase any shares of its Class A common stock. During the six months ended June 30, 2024, the Company repurchased and subsequently retired 1.5 million shares of its Class A common stock for an aggregate repurchase amount of $125 million. The repurchase amounts included in the condensed consolidated statements of stockholders’ equity included immaterial amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”). As of June 30, 2024, $575 million remained available and authorized for repurchases. Activity under the share repurchase program was recognized in the condensed consolidated financial statements on a trade-date basis.
Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Platform operations	$7,272	$4,967	$12,827	$8,913
Sales and marketing	25,068	18,800	45,360	32,923
Technology and development	32,509	26,689	60,483	47,556
General and administrative	61,491	66,627	118,290	141,161
Total	$126,340	$117,083	$236,960	$230,553
Stock Options
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	12,258	$31.05
Granted	2,353	81.50
Exercised	(1,886)	20.45
Expired/Forfeited	(168)	52.99
Outstanding as of June 30, 2024	12,557	$41.80
Exercisable as of June 30, 2024	7,911	$23.85

As of June 30, 2024, the Company had unrecognized stock-based compensation relating to stock options, excluding the CEO Performance Option (as defined below), of approximately $182 million, which is expected to be recognized over a weighted-average period of 3.1 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. The CEO Performance Option has an exercise price of $68.29 per share. As of December 31, 2023, the CEO Performance Option had 19.2 million options outstanding. No options were granted, exercised, forfeited or expired during the three and six months ended June 30, 2024. As of June 30, 2024, the CEO Performance Option had 2.4 million exercisable options and 19.2 million options outstanding. Stock-based compensation of $36 million and $48 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation of $71 million and $108 million for the CEO Performance Option was recorded as a component of general and administrative expense during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $129 million that is expected to be recognized over a weighted-average period of 1.3 years, assuming no acceleration of vesting.
Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	10,546	$62.22
Granted	3,979	81.84
Vested	(2,088)	57.88
Forfeited	(426)	63.21
Unvested as of June 30, 2024	12,011	$69.44
As of June 30, 2024, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $777 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense related to the ESPP totaled $7 million and $5 million for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense related to the ESPP totaled $13 million and $8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $11 million, which is expected to be recognized over a weighted-average period of 0.6 years.
On May 28, 2024, the Company’s stockholders approved the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), an amendment and restatement of the original 2016 Employee Stock Purchase Plan (the “2016 ESPP”). The changes from the 2016 ESPP to the 2024 ESPP include removing the ten-year plan expiration date, changing the offering period commencement dates on future offering periods from May 16th and November 16th to May 15th and November 15th, respectively, and providing other minor technical and administrative updates. Existing offering periods under the 2016 ESPP continue unchanged under the 2024 ESPP, and the “evergreen” provision for annual increases in issuable ESPP shares will still end on and include January 1, 2026. The Company does not currently expect the new or modified provisions of the 2024 ESPP to materially impact its financial statements.
Note 9—Income Taxes
In determining the interim provision for income taxes for each of the three and six months ended June 30, 2024 and 2023, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur.

For the three months ended June 30, 2024 and 2023, the provision for income taxes included benefits associated with stock-based awards of $18 million and $9 million, respectively. For the six months ended June 30, 2024 and 2023, the provision for income taxes included benefits associated with stock-based awards of $29 million and $36 million, respectively.

For the six months ended June 30, 2024 and 2023, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation and state and foreign taxes, partially offset by the impact of tax benefits associated with stock-based awards and research and development tax credits.
There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2024, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
Note 10—Segment and Geographic Information
The Company has one primary business activity and operates in one reportable and operating segment.
The Company reports revenue net of amounts it pays suppliers for the cost of advertising inventory, third-party data and other add-on features (collectively, “Supplier Features”). The Company generally bills clients based on the gross amount of Supplier Features they purchase through its platform, and for platform fees, value-added services and platform features (“Gross Billings”), net of allowances. The Company’s accounts receivable are recorded at the amount of Gross Billings for the amounts it is responsible to collect, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	87%	88%	87%	88%
International	13%	12%	13%	12%
Total	100%	100%	100%	100%
Note 11— Commitments and Contingencies
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2024 and 2023.
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
Our clients are advertising agencies, advertisers and other service providers for agencies or advertisers, with whom we enter into ongoing master service agreements (“MSAs”). We generate revenue by charging our clients a platform fee based on a percentage of our clients’ total advertising spend on our platform and from providing data, other value-added services and platform features.

Executive Summary
Highlights

	Three Months Ended June 30,				Six Months Ended June 30,
	Dollars		Change		Dollars		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)
Revenue	$584,550	$464,254	$120,296	26%	$1,075,803	$847,057	$228,746	27%
Net income	$85,029	$32,939	$52,090	158%	$116,689	$42,265	$74,424	176%
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

Macroeconomic Uncertainty
Changes in interest and foreign currency exchange rates, inflation and geopolitical developments have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, and the duration and extent of geopolitical and global economic disruption and their respective impacts on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part II. Other Information for further discussion of the adverse impacts of macroeconomic uncertainty on our business.
Results of Operations for the Three and Six Months Ended June 30, 2024 Compared with the Three and Six Months Ended June 30, 2023
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended June 30,
	2024		2023
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$584,550	100%	$464,254	100%
Operating expenses:
Platform operations	110,459	19%	86,654	19%
Sales and marketing	133,867	23%	111,489	24%
Technology and development	110,035	19%	98,308	21%
General and administrative	135,469	23%	126,130	27%
Total operating expenses	489,830	84%	422,581	91%
Income from operations	94,720	16%	41,673	9%
Total other income, net	(17,772)	(3)%	(18,254)	(4)%
Income before income taxes	112,492	19%	59,927	13%
Provision for income taxes	27,463	5%	26,988	6%
Net income	$85,029	15%	$32,939	7%

	Six Months Ended June 30,
	2024		2023
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$1,075,803	100%	$847,057	100%
Operating expenses:
Platform operations	214,089	20%	171,521	20%
Sales and marketing	255,592	24%	208,711	25%
Technology and development	217,721	20%	192,018	23%
General and administrative	265,024	25%	256,442	30%
Total operating expenses	952,426	89%	828,692	98%
Income from operations	123,377	11%	18,365	2%
Total other income, net	(35,148)	(3)%	(31,954)	(4)%
Income before income taxes	158,525	15%	50,319	6%
Provision for income taxes	41,836	4%	8,054	1%
Net income	$116,689	11%	$42,265	5%
_______________
Note: Percentages may not sum due to rounding.

Revenue
Revenue increased by $120 million, or 26%, and $229 million, or 27%, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by new clients and more campaigns executed by existing clients.
Platform Operations
Platform operations expense increased by $24 million, or 27%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily due to increases of $17 million in hosting costs and $6 million in personnel costs, which included a $2 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs related to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to the increase in stock-based compensation driven by new equity awards, an increase in platform support by engineers, headcount growth and an increase in taxes on equity awards.
Platform operations expense increased by $43 million, or 25%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to increases of $31 million in hosting costs and $10 million in personnel costs, which included a $4 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs related to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to the increase in stock-based compensation driven by new equity awards, an increase in platform support by engineers, headcount growth, an increase in taxes on equity awards and an increase in travel and employee engagement costs, including in-person events.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our growth.
Sales and Marketing
Sales and marketing expense increased by $22 million, or 20%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily due to an increase of $18 million in personnel costs, which included a $6 million increase in stock-based compensation, a $2 million increase in marketing costs and a $2 million increase in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients; an increase in incentive compensation driven by gross spend growth; and an increase in travel costs. The increase in stock-based compensation was primarily due to new equity awards. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
Sales and marketing expense increased by $47 million, or 22%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to an increase of $39 million in personnel costs, which included a $12 million increase in stock-based compensation, a $4 million increase in marketing costs and a $4 million increase in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients; an increase in incentive compensation driven by gross spend growth; and an increase in travel and employee engagement costs, including in-person events. The increase in stock-based compensation was primarily due to new equity awards. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.

Technology and Development
Technology and development expense increased by $12 million, or 12%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily due to an increase of $10 million in personnel costs, which included a $6 million increase in stock-based compensation, and a $1 million increase in allocated facilities costs. The increase in personnel costs was primarily attributable to the increase in stock-based compensation driven by new equity awards, headcount growth to maintain and support further development of our platform and an increase in taxes on equity awards. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
Technology and development expense increased by $26 million, or 13%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to an increase of $23 million in personnel costs, which included a $13 million increase in stock-based compensation, and a $2 million increase in allocated facilities costs. The increase in personnel costs was primarily attributable to the increase in stock-based compensation driven by new equity awards, headcount growth to maintain and support further development of our platform, an increase in taxes on equity awards and an increase in travel and employee engagement costs, including in-person events. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform to support additional features and functions, increase the number of advertising inventory and data suppliers and support the anticipated increase in volume of advertising spending by our clients on our platform. We also intend to invest in technology to further automate our business processes.
General and Administrative
General and administrative expense increased by $9 million, or 7%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to an increase of $8 million in personnel costs and an increase of $6 million in administrative costs, partially offset by a $5 million decrease in stock-based compensation. The increase in personnel costs was primarily attributable to increased headcount to support our growth, an increase in taxes on equity awards and an increase in travel costs. The increase in administrative costs was primarily driven by increases in external professional fees and local business taxes. The decrease in stock-based compensation was primarily driven by a $12 million decrease in expense related to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $7 million increase in expense related to new equity awards.
General and administrative expense increased by $9 million, or 3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to increases of $17 million in personnel costs and $14 million in administrative costs, partially offset by a $23 million decrease in stock-based compensation. The increase in personnel costs was primarily attributable to increased headcount to support our growth, an increase in taxes on equity awards and an increase in travel and employee engagement costs, including in-person events. The increase in administrative costs was primarily driven by increases in external professional fees and local business taxes. The decrease in stock-based compensation was primarily driven by a $37 million decrease in expense related to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $14 million increase in expense related to new equity awards.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure to support growth.
Total Other Income, Net
Total other income, net, decreased by $0.5 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily due to foreign currency transaction losses, driven by changes in foreign currency exchange rates against the U.S. Dollar, offset by higher interest income on our cash and cash equivalents and short-term investments driven by rising interest rates as well as gains on foreign currency forwards.
Total other income, net, increased by $3 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to higher interest income on our cash and cash equivalents and short-term investments driven by rising interest rates as well as gains on foreign currency forwards, partially offset by foreign currency transaction losses, driven by changes in foreign currency exchange rates against the U.S. Dollar.

Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three and six months ended June 30, 2024 and 2023, respectively.
The provision for income taxes increased by $0.5 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily due to higher pre-tax profitability, offset by a lower impact attributable to nondeductible stock-based compensation and higher tax benefits associated with employee stock-based awards.
The provision for income taxes increased by $34 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to higher pre-tax profitability coupled with a decrease in benefits associated with employee stock-based awards, partially offset by a lower impact attributable to nondeductible stock-based compensation.
Liquidity and Capital Resources
As of June 30, 2024, we had working capital of $2,004 million, which included $1,009 million in cash and cash equivalents, $64 million of which was held by our international subsidiaries, and $497 million in short-term investments in marketable securities. Additionally, we had $442 million available under our Amended Credit Facility (refer to the “Credit Facility” section below). For the six months ended June 30, 2024, we generated $267 million in cash flows from operating activities.
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

As of June 30, 2024, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $442 million as of June 30, 2024, which is net of outstanding letters of credit of $8 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of June 30, 2024, we were in compliance with all covenants.
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
During the three months ended June 30, 2024, we did not repurchase any shares of our Class A common stock. During the six months ended June 30, 2024, we repurchased and subsequently retired 1.5 million shares of our Class A common stock for an aggregate repurchase amount of $125 million. The repurchase amounts included in the condensed consolidated statements of stockholders’ equity included immaterial amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”). As of June 30, 2024, $575 million remained available and authorized for repurchases.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$266,731	$315,662
Net cash used in investing activities	$(37,134)	$(61,877)
Net cash used in financing activities	$(115,363)	$(318,460)
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
For the six months ended June 30, 2024, cash provided by operating activities of $267 million resulted primarily from net income adjusted for noncash items of $419 million and a net decrease from our operating assets and liabilities of $152 million. The net decrease from our operating assets and liabilities was due to a $52 million increase in prepaid expenses and other assets, a $49 million increase in accounts receivable, a $27 million decrease in operating lease liabilities, a $13 million decrease in accounts payable and a $10 million decrease in accrued expenses and other liabilities. The increase in prepaid expenses and other assets was primarily due to cash paid for income taxes. The increase in accounts receivable was due to the timing and seasonality of cash receipts from clients and the growth of our business. The decrease in operating lease liabilities was due primarily to rent payments. The decrease in accounts payable was due to the timing and seasonality of payments to suppliers for the cost of advertising inventory, data and add-on features. The decrease in accrued expenses and other liabilities was primarily due to incentive compensation payments and a reduction of the liability related to the ESPP due to the purchase of shares in accordance with the plan.
For the six months ended June 30, 2023, cash provided by operating activities of $316 million resulted primarily from net income adjusted for noncash items of $328 million, and a net decrease from our operating assets and liabilities of $13 million. The net decrease from our operating assets and liabilities was primarily due to a $35 million increase in accounts receivable and a $25 million decrease in operating lease liabilities, partially offset by a $51 million increase in accounts payable. The increase in accounts receivable was due to seasonality and the timing of cash receipts from clients. The decrease in operating lease liabilities was due primarily to rent payments. The increase in accounts payable was due to seasonality and the timing of payments to suppliers for the cost of advertising inventory, data and add-on features.
Investing Activities
Our primary investing activities consist of investing in short-term marketable securities, purchases of property and equipment for the expansion of our new facilities in support of our expanding headcount as a result of our growth and capital expenditures to develop our software and hosting capabilities in support of enhancing our technology platform. As our business grows, we expect our capital expenditures to increase, and our other investment activity may increase.
For the six months ended June 30, 2024, we used $37 million of cash in investing activities, consisting of $29 million to purchase property and equipment, $4 million of investments in capitalized software and $3 million of net purchases of short-term investments.
For the six months ended June 30, 2023, we used $62 million of cash in investing activities, consisting of $42 million of net purchases of short-term investments, $17 million to purchase property and equipment and $3 million of investments in capitalized software.
Financing Activities
For the six months ended June 30, 2024, we used $115 million of cash in financing activities, consisting of $125 million of cash paid for repurchases of our Class A common stock and $58 million of taxes paid for restricted stock award settlements, partially offset by $38 million of proceeds from stock option exercises and $30 million of proceeds from our ESPP.
For the six months ended June 30, 2023, we used $318 million of cash in financing activities, consisting of $336 million of cash paid for repurchases of Class A common stock and $31 million of taxes paid for restricted stock award settlements, partially offset by $28 million of proceeds from stock option exercises and $21 million of proceeds from our ESPP.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2024 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services and hardware providers and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

The following table summarizes our non-cancelable contractual obligations as of June 30, 2024 (in thousands):

	Payments Due by Period
	Remainder of 2024	2025 and Thereafter	Total
Operating lease commitments	$31,337	$630,279	$661,616
Other contractual commitments	64,175	267,035	331,210
Total	$95,512	$897,314	$992,826
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at June 30, 2024.
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
Refer to Note 8— Stock-Based Compensation for information regarding the amendment and restatement of our Employee Stock Purchase Plan (“ESPP”). We do not currently expect that the new or modified provisions under the amended and restated ESPP will have a material impact on our financial statements.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Amended Credit Facility, which accrues interest at a variable rate. No amount was owed on our Amended Credit Facility as of June 30, 2024. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of June 30, 2024, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $5 million annually.

Foreign Currency Exchange Risk
We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of June 30, 2024, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $34 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of spending through our platform and adopt existing or new features and functionalities that we make available. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with our offerings, our ability to sell our services to new or existing clients could be impaired. We have spent significant effort in cultivating our relationships with advertising agencies, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have master services agreements (“MSAs”) in place with our clients, such agreements allow our clients to choose the amount they spend through our platform and terminate our services with limited notice. We at times supplement our MSAs with joint business plans and other incentive programs designed to increase spending from existing clients; however, such increased spending may not materialize in the amounts we expect or at all. We do not typically have exclusive relationships with our clients and there is limited cost and difficulty to moving their media spend to our competitors. As a result, we have limited visibility to our future advertising revenue streams. We cannot assure you that our clients will continue to use our platform or related offerings to the extent that we expect or at all, or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or related offerings or to cease their use altogether, it is possible that our revenue or revenue growth rate could be significantly reduced, and our business negatively impacted.
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
Advertisers may change advertising agencies. If an advertiser switches from an agency that utilizes our platform to one that does not, we will lose revenue from that advertiser. In addition, some advertising agencies have their own relationships with suppliers of advertising inventory and data and can directly connect advertisers with such suppliers. Our business may suffer to the extent that advertising agencies and such suppliers purchase and sell advertising inventory or data directly from one another or through intermediaries other than us.
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
The substantial majority of our revenue has been derived from clients that programmatically purchase advertising through our platform. We expect that spending on programmatic ad buying will continue to be our primary source of revenue for the foreseeable future and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is an emerging market, and our current and potential clients may not shift to programmatic ad buying from other buying methods as quickly as we expect, which would reduce our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.
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
We must maintain a consistent supply of quality ad inventory that is attractive to our clients. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges and social media platforms, including video, display, CTV, audio and mobile inventory. The amount, quality and cost of inventory available to us can change at any time, including as publishers and other inventory suppliers respond to changes in the legal and regulatory landscape. A few inventory suppliers hold a significant portion of the programmatic inventory either generally or concentrated in a particular channel, such as audio and social media. In addition, we compete with companies with which we have business relationships. For example, Google is one of our largest advertising inventory suppliers in addition to being one of our competitors. If Google or any other company with attractive advertising inventory limits our access to its advertising inventory, our business could be adversely affected. If our relationships with certain of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory on favorable terms or at all. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.
Inventory suppliers control the bidding process, rules and procedures for the inventory they supply. Such processes may not always work in our favor or for the benefit of our clients and may create inefficiencies in the supply chain for advertising inventory. Given the importance of ensuring access to quality inventory for our advertisers, we launched our OpenPath offering, in order to give clients a simplified, direct connection to publishers. Although we have been investing in this offering and have grown the amount of OpenPath inventory and publishers available through our platform, we cannot guarantee that this offering will prove attractive to our clients or that we will otherwise be successful in our efforts.
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
The use of APIs by our clients has significantly increased in recent years. Our APIs allow clients to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform and related offerings. The increased use of APIs increases security and operational risks to our systems and the users of our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow clients greater ease and power in accessing our platform and related offerings, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to client overuse of our systems through our APIs. While we have taken measures intended to decrease security and outage risks associated with the use of our APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation and remediation damage to our reputation and loss of goodwill, any of which could harm our business, financial condition and results of operations.
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
Information relating to individuals and their devices (commonly called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to its collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile application identifiers), which are or may be considered personal data or personal information in many jurisdictions or otherwise subject to regulation. In connection with certain of our offerings, including Unified ID 2.0, EUID and OpenPass, we receive information that directly identifies individuals, such as email addresses and phone numbers, both directly from consumers and from our clients or others. We deploy technical and security measures, internal policy controls, and contractual measures to limit how such identifying information is used and shared and to help honor consumer choices. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws.
The global regulatory landscape regarding the privacy and protection of personal information is evolving, and U.S. (state, federal and local) and foreign governments continue to consider and enact additional legislation and rulemaking related to privacy and data protection, often with a particular focus on intermediaries in the online advertising ecosystem, including those that engage in targeted advertising, “sell” or “share” personal data, and act as “data brokers.” We expect to see an increase in, or changes to, privacy and data protection legislation and regulation in this area for the foreseeable future. For example, in the U.S., the FTC continues to propose updates to existing regulations, including those governing collection of data from children online and related to “commercial surveillance” generally. Further, the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (the “FTC Act”) (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. For example, in the preceding 12 months, the FTC has announced enforcement actions against a host of companies that handle personal data it views as sensitive for advertising purposes, such as actions against location data brokers and other actions against consumer health companies the FTC alleged disclosed consumer health data to third-party platforms for advertising purposes. These enforcement announcements signal increased regulatory scrutiny of advertising practices that involve “sensitive” categories of personal data such as health data and precise location information. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, or consumer protection laws such as the FTC Act. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. In addition, a potential federal omnibus privacy law remains a possibility. The most recent effort resulted in the draft The American Privacy Rights Act (the “APRA”), which was announced with bipartisan support this spring. Although the initial momentum surrounding it has waned, if ultimately passed, such a law would likely substantially impact the online advertising ecosystem.
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
These laws and their implementing regulations will likely also increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual, platform and product changes, we cannot predict with certainty the effect of these laws and their implementing regulations, many of which are not yet finalized, on our business, nor the share of consumers who will carry out their opt-out and other rights and how these actions will impact us, our clients, inventory sources, and our industry. Further, enforcement activity under such laws already in effect, particularly in California, reflects an ongoing focus on online advertising activities and signals regulators’ willingness to pursue in-depth investigations and impose substantial penalties on entities allegedly operating in violation of the statute. Thus, we expect that continuing to maintain compliance with states’ varying legal requirements, including monitoring and adjusting to new regulations and interpretations that emerge through enforcement actions, will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal data perceived as especially sensitive, such as health data and children’s data. For example, several states have enacted laws that would substantially impact activities that involve showing targeted advertisements to individuals under 18 through a variety of new restrictions, or in some cases prohibit it altogether. In addition, several recent federal bills would likewise further regulate the processing of children’s data and other personal data perceived as especially sensitive. Further, several states have enacted laws, updated existing laws or have introduced bills to impose new privacy obligations related to health-related personal information beyond that governed by federal and state laws governing medical records and similar information, such as HIPAA. For example, Washington’s My Health, My Data Act (“MHMD”) introduced a host of requirements related to a very broadly-defined notion of consumer health data that impacts the advertising industry in part because MHMD is subject to a private right of action (unlike other state privacy laws), so plaintiffs’ attorneys could explore claims that stretch the bounds of the law’s text. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance and defense costs, and more obligations on us, our clients and other companies in the advertising industry.
Laws governing the processing of personal data in Europe (including the U.K., EU and EEA, and the countries of Iceland, Liechtenstein, and Norway) also continue to impact us and continue to evolve. For example, the GDPR defines “personal data” broadly and enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism remains under review by European authorities and we cannot predict its effectiveness over the long term. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Relatedly, authorities enforcing the U.K. GDPR have the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. Continuing to maintain compliance with the requirements of the GDPR, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

Data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from Europe to the U.S., we rely upon, and are certified under the EU-U.S. and Swiss-U.S. Data Privacy Frameworks (“DPF”) and the U.K. extension to the EU-U.S. DPF. The DPF replaced the Privacy Shield Framework as an adequate mechanism by which EU companies may pass personal data to the U.S. However, the DPF is already subject to legal challenge in Europe. Relatedly, whether and how other transfer mechanisms, such as standard contractual clauses, can be used to transfer personal data to the U.S. is in question. While the adequacy decision for the DPF helps to reduce the legal uncertainty of cross-border transfers of personal data, the long-term validity of these transfer mechanisms remains uncertain. If all or some jurisdictions within the EU or the U.K. determine that the latest standard contractual clauses also cannot be used to transfer personal data to the U.S. and if the DPF is ultimately struck down in a manner similar to the Privacy Shield Framework, we could be left with no reasonable option for the lawful cross-border transfer of personal data. In such circumstances, continuing to transfer personal data from the EU to the U.S. could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity. Such consequences could have an adverse effect on our reputation and business, such as by requiring us to establish systems to maintain certain data in the EU, potentially involving substantial expense and causing us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
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
Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by laws or by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with state privacy laws or a potential federal privacy law, then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, then we may lose the ability to access data, bid on opportunities or purchase digital ad space, which could have a substantial impact on our revenue.
Digital advertising mostly relies on the ability to uniquely identify devices or users across websites and applications, and to collect data about user interactions for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through unique identifiers stored in cookies (and similar technologies), provided by device operating systems for advertising purposes, or are generated based on statistical algorithms applied to information about a device, such as the IP address and device type. We use device and other identifiers to record information such as when an Internet user views an ad, clicks on an ad, or visits one of our advertiser’s websites or applications. We also use device and other identifiers to help us achieve our advertisers’ campaign goals, including to limit the instances that an Internet user sees the same advertisement, report information to our advertisers regarding the performance of their advertising campaigns, and detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data associated with device and other identifiers to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients rely on device and other identifiers to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign and may undermine the effectiveness of our platform or our ability to improve our platform and remain competitive.
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s web browser, Chrome, has introduced new controls over third-party cookies and had announced plans to deprecate support for third-party cookies and user agent strings entirely beginning in 2025. On July 22, 2024, Google announced that it was updating its plan for deprecation of cookies and would, at some point in the future, introduce a new experience in Chrome that allows users to indicate a preference of an undefined type that would apply in an unstated way to the user’s web browsing activity. Google has stated it will continue making its investments and testing various technologies under its label of “Privacy Sandbox” which may provide modified targeting and measurement functionality to digital advertising ecosystem participants as a limited replacement for the functionality currently provided through the use of third-party cookies. We believe that Google’s to-be-defined framework for browser-based user choice and its ongoing development of these technologies, which we expect to be technically complex and designed in a manner that does not favor us or our partners, has created and will likely continue to create industry uncertainty regarding the potential effects on user experience and advertiser targeting and measurement. Although we believe our platform is well-positioned to adapt to such changes, particularly with our Unified ID 2.0 offering, the impact of such changes remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel.
Some Internet users also download free or paid ad-blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” or use of their personal data for targeted advertising purposes under U.S. state privacy laws in ways that stop or severely limit the ability to show targeted ads. Because many state privacy laws require businesses to permit end users to opt out of processing their personal data for purposes of targeted advertising, including, in some states through automated signals, we expect that more opt-out solutions will become available that may ultimately be used by end users, which may reduce our clients’ use of our platform and related offerings, and our business, financial condition, and results of operations could be adversely affected.
Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple has shifted to require user opt-in before permitting access to Apple’s unique identifier, or IDFA, and Google has announced that it will eventually deprecate the mobile advertising identifier used on Android devices entirely. These changes have had, and will likely continue to have, a substantial impact on the mobile advertising ecosystem and could adversely impact our growth in this channel.
In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation applies extra-

territorially to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.
Increased transparency into the collection and use of data for digital advertising, introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, U.S. state privacy laws and regulations, “Global Privacy Control” or similar opt-out signals and the ePrivacy Directive, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.
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
•changes in the pricing, cost or availability of data, value-added services, or underlying third-party services, including pricing structure changes and the alignment of our pricing model with our data partners;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of June 30, 2024, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.5% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the dual class nature of our common stock, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceeding, refer to “Item 1. Legal Proceedings.”
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
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated certificate of incorporation and amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees (including, without limitation, any claims in respect of stockholder nominations of directors as permitted under our amended and restated bylaws), which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions, including a number of states in the United States, are considering enacting or have enacted laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. In addition, the Organization for Economic Cooperation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. While the changes from these rules have not impacted our financial condition or results of operations, they could increase our effective tax rate and cash tax payments in future periods. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A common stock during the three months ended June 30, 2024. Refer to Note 7—Capitalization in Part I of this Quarterly Report on Form 10-Q for information regarding our share repurchase program.

Item 5. Other Information
Rule 10b5-1 Trading Plans
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, or the “Exchange Act”) may from time to time enter into plans for the purchase or sale of Company stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”).
During the quarter ended June 30, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-K	2/19/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/31/2023	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	9/6/2016	4.2

4.3	Form of Class B Common Stock Certificate.	S-8	9/22/2016	4.4

10.1+	The Trade Desk, Inc. 2024 Employee Stock Purchase Plan.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: August 8, 2024	/s/ Laura Schenkein
Laura Schenkein
Chief Financial Officer (Principal Financial and Accounting Officer)