Form 10-Q
period 2024-09-30
Trade Desk, Inc.
filed 2024-11-07
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 449,655,013 shares of Class A common stock and 43,918,900 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,221,475	$895,129
Short-term investments, net	510,290	485,159
Accounts receivable, net of allowance for credit losses of $11,237 and $12,826 as of September 30, 2024 and December 31, 2023, respectively	2,989,387	2,870,313
Prepaid expenses and other current assets	117,221	63,353
TOTAL CURRENT ASSETS	4,838,373	4,313,954
Property and equipment, net	197,973	161,422
Operating lease assets	242,431	197,732
Deferred income taxes	154,849	154,849
Other assets, non-current	71,699	60,730
TOTAL ASSETS	$5,505,325	$4,888,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,409,773	$2,317,318
Accrued expenses and other current liabilities	142,459	137,996
Operating lease liabilities	62,858	55,524
TOTAL CURRENT LIABILITIES	2,615,090	2,510,838
Operating lease liabilities, non-current	230,355	180,369
Other liabilities, non-current	34,130	33,261
TOTAL LIABILITIES	2,879,575	2,724,468
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 449,528 and 444,997 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively Class B, 95,000 shares authorized; 43,919 and 43,919 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,397,100	1,967,265
Retained earnings	228,650	196,954
TOTAL STOCKHOLDERS’ EQUITY	2,625,750	2,164,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,505,325	$4,888,687
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$628,016	$493,266	$1,703,819	$1,340,323
Operating expenses:
Platform operations	122,656	93,382	336,745	264,903
Sales and marketing	140,296	112,466	395,888	321,177
Technology and development	117,705	117,772	335,426	309,790
General and administrative	138,878	131,969	403,902	388,411
Total operating expenses	519,535	455,589	1,471,961	1,284,281
Income from operations	108,481	37,677	231,858	56,042
Other expense (income):
Interest income, net	(19,408)	(17,626)	(53,886)	(49,556)
Foreign currency exchange loss (gain), net	711	(1,697)	41	(1,721)
Total other income, net	(18,697)	(19,323)	(53,845)	(51,277)
Income before income taxes	127,178	57,000	285,703	107,319
Provision for income taxes	33,020	17,648	74,856	25,702
Net income	$94,158	$39,352	$210,847	$81,617
Earnings per share:
Basic	$0.19	$0.08	$0.43	$0.17
Diluted	$0.19	$0.08	$0.42	$0.16
Weighted-average shares outstanding:
Basic	491,614	489,447	489,845	489,195
Diluted	502,563	501,880	500,273	500,348
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	490,468	$—	$1,449,825	$665,514	$2,115,339
Exercise of common stock options	2,451	—	10,365	—	10,365
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	414	—	(15,595)	—	(15,595)
Repurchases of Class A common stock	(5,139)	—	—	(292,863)	(292,863)
Stock-based compensation	—	—	114,235	—	114,235
Net income	—	—	—	9,326	9,326
Balance as of March 31, 2023	488,194	—	1,558,830	381,977	1,940,807
Exercise of common stock options	1,074	—	17,407	—	17,407
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	879	—	(15,459)	—	(15,459)
Issuance of common stock under employee stock purchase plan	497	—	21,316	—	21,316
Repurchases of Class A common stock	(595)	—	—	(44,004)	(44,004)
Stock-based compensation	—	—	118,404	—	118,404
Net income	—	—	—	32,939	32,939
Balance as of June 30, 2023	490,049	—	1,700,498	370,912	2,071,410
Exercise of common stock options	889	—	17,591	—	17,591
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	500	—	(24,343)	—	(24,343)
Repurchases of Class A common stock	(1,194)	—	—	(89,845)	(89,845)
Stock-based compensation	—	—	141,361	—	141,361
Net income	—	—	—	39,352	39,352
Balance as of September 30, 2023	490,244	$—	$1,835,107	$320,419	$2,155,526

Balance as of December 31, 2023	488,916	$—	$1,967,265	$196,954	$2,164,219
Exercise of common stock options	719	—	10,804	—	10,804
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	620	—	(26,806)	—	(26,806)
Repurchases of Class A common stock	(1,527)	—	—	(125,370)	(125,370)
Stock-based compensation	—	—	112,048	—	112,048
Net income	—	—	—	31,660	31,660
Balance as of March 31, 2024	488,728	—	2,063,311	103,244	2,166,555
Exercise of common stock options	1,167	—	27,360	—	27,360
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,007	—	(31,563)	—	(31,563)
Issuance of common stock under employee stock purchase plan	698	—	30,122	—	30,122
Repurchases of Class A common stock	—	—	—	90	90
Stock-based compensation	—	—	127,813	—	127,813
Net income	—	—	—	85,029	85,029
Balance as of June 30, 2024	491,600	—	2,217,043	188,363	2,405,406
Exercise of common stock options	1,810	—	89,526	—	89,526
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	554	—	(39,394)	—	(39,394)
Repurchases of Class A common stock	(517)	—	—	(53,871)	(53,871)
Stock-based compensation	—	—	129,925	—	129,925
Net income	—	—	—	94,158	94,158
Balance as of September 30, 2024	493,447	$—	$2,397,100	$228,650	$2,625,750
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$210,847	$81,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,378	59,889
Stock-based compensation	365,470	370,186
Noncash lease expense	41,522	36,672
Provision for expected credit losses on accounts receivable	837	1,811
Other	(11,901)	(8,312)
Changes in operating assets and liabilities:
Accounts receivable	(125,711)	(130,650)
Prepaid expenses and other current and non-current assets	(68,490)	(11,370)
Accounts payable	87,175	125,661
Accrued expenses and other current and non-current liabilities	8,846	18,439
Operating lease liabilities	(31,918)	(36,741)
Net cash provided by operating activities	540,055	507,202
INVESTING ACTIVITIES:
Purchases of investments	(486,596)	(448,251)
Maturities of investments	475,022	425,400
Purchases of property and equipment	(78,048)	(21,594)
Capitalized software development costs	(6,708)	(6,097)
Net cash used in investing activities	(96,330)	(50,542)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(177,428)	(426,684)
Proceeds from exercise of stock options	127,690	45,363
Proceeds from employee stock purchase plan	30,122	21,316
Taxes paid related to net settlement of restricted stock awards	(97,763)	(55,397)
Net cash used in financing activities	(117,379)	(415,402)
Increase in cash and cash equivalents	326,346	41,258
Cash and cash equivalents—Beginning of period	895,129	1,030,506
Cash and cash equivalents—End of period	$1,221,475	$1,071,764
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$48,524	$44,836
Operating lease assets obtained in exchange for operating lease liabilities	$94,410	$25,781
Capitalized assets financed by accounts payable	$10,217	$5,938
Stock-based compensation included in capitalized software development costs	$4,316	$3,814
Repurchases of Class A common stock in accrued expenses and other current liabilities	$1,723	$28
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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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
As of September 30, 2024, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors such as changes in interest and foreign currency exchange rates, inflation and supply chain disruptions, continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which adds requirements to report significant expenses, requirements for entities with a single reportable segment to provide all disclosures otherwise required under Topic 280 and requirements to report segment information on an interim basis, among other clarifications and requirements. This guidance will be effective on a retrospective basis for annual periods beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods beginning with the Company’s Quarterly Report Form 10-Q for the fiscal quarter ended March 31, 2025. Early adoption is permitted. The Company will adopt the guidance beginning with its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and the Company expects the guidance to result in additional disclosures in the notes to the consolidated financial statements for its single reportable segment that were previously not applicable. The Company will continue to evaluate the disclosure requirements through the end of fiscal year 2024.

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
The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$94,158	$39,352	$210,847	$81,617
Denominator:
Weighted-average shares outstanding—basic	491,614	489,447	489,845	489,195
Effect of dilutive securities	10,949	12,433	10,428	11,153
Weighted-average shares outstanding—diluted	502,563	501,880	500,273	500,348
Basic earnings per share	$0.19	$0.08	$0.43	$0.17
Diluted earnings per share	$0.19	$0.08	$0.42	$0.16
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	2,667	4,916	2,667	4,916

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of September 30, 2024
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$245,126	$—	$245,126
Level 1:
Money market funds	934,535	—	934,535
Level 2:
Commercial paper	41,814	140,141	181,955
Corporate debt securities	—	240,285	240,285
U.S. government and agency securities	—	129,864	129,864
Total	$1,221,475	$510,290	$1,731,765

	As of December 31, 2023
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$289,512	$—	$289,512
Level 1:
Money market funds	560,673	—	560,673
Level 2:
Commercial paper	36,013	168,224	204,237
Corporate debt securities	—	185,465	185,465
U.S. government and agency securities	8,931	131,470	140,401
Total	$895,129	$485,159	$1,380,288
The Company’s gross unrealized gains and losses from its short-term investments, recorded at fair value, for the three and nine months ended September 30, 2024 and 2023, were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

September 30, 2024
Due in one year	$471,030
Due in one to two years	39,260
Total	$510,290

Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$15,062	$12,532	$41,259	$36,588
Short-term lease cost	666	493	1,554	1,407
Variable lease cost	4,255	3,253	11,863	9,207
Sublease income	—	(619)	(42)	(1,769)
Total lease cost	$19,983	$15,659	$54,634	$45,433
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
As of September 30, 2024, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $442 million as of September 30, 2024, which is net of outstanding letters of credit of $8 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of September 30, 2024, the Company was in compliance with all covenants.

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
During the three months ended September 30, 2024, the Company repurchased and subsequently retired 0.5 million shares of its Class A common stock for an aggregate repurchase amount of $54 million. During the nine months ended September 30, 2024, the Company repurchased and subsequently retired 2 million shares of its Class A common stock for an aggregate repurchase amount of $179 million. The repurchase amounts included in the condensed consolidated statements of stockholders’ equity included immaterial amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”). As of September 30, 2024, $521 million remained available and authorized for repurchases. Activity under the share repurchase program was recognized in the condensed consolidated financial statements on a trade-date basis.
Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Platform operations	$7,617	$5,729	$20,444	$14,642
Sales and marketing	25,294	21,116	70,654	54,039
Technology and development	36,958	43,727	97,441	91,283
General and administrative	58,641	69,061	176,931	210,222
Total	$128,510	$139,633	$365,470	$370,186
On September 30, 2023, David R. Pickles stepped down as the Company’s Chief Technology Officer and from the Company’s board of directors. As a result, Mr. Pickles and the Company mutually agreed to cancel his unvested stock options and restricted stock without payment or replacement, resulting in the recognition of $14 million in incremental stock-based compensation expense, which is included in technology and development expense for the three and nine months ended September 30, 2023. No amount of stock-based compensation expense for these cancelled options and restricted stock remained unamortized.

Stock Options
The following summarizes stock option activity, excluding the CEO Performance Option (as defined below):

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	12,258	$31.05
Granted	2,419	82.23
Exercised	(3,002)	26.57
Expired/Forfeited	(455)	64.95
Outstanding as of September 30, 2024	11,220	$41.91
Exercisable as of September 30, 2024	7,274	$24.91
As of September 30, 2024, the Company had unrecognized stock-based compensation relating to stock options, excluding the CEO Performance Option, of approximately $155 million, which is expected to be recognized over a weighted-average period of 2.9 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. The CEO Performance Option has an exercise price of $68.29 per share. As of December 31, 2023, the CEO Performance Option had 19.2 million options outstanding. No options were granted, forfeited or expired during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, 0.7 million options were exercised at an exercise price of $68.29. As of September 30, 2024, the CEO Performance Option had 1.7 million exercisable options and 18.5 million options outstanding.
Stock-based compensation of $30 million and $48 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation of $102 million and $156 million for the CEO Performance Option was recorded as a component of general and administrative expense during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $99 million that is expected to be recognized over a weighted-average period of 1.1 years, assuming no acceleration of vesting.
Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	10,546	$62.22
Granted	4,493	83.90
Vested	(3,233)	61.41
Forfeited	(840)	66.28
Unvested as of September 30, 2024	10,966	$71.03
As of September 30, 2024, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $725 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense related to the ESPP was $7 million for each of the three months ended September 30, 2024 and 2023. Stock-based compensation expense related to the ESPP was $20 million and $15 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $7 million, which is expected to be recognized over a weighted-average period of 0.5 years.
Note 9—Income Taxes
In determining the interim provision for income taxes for each of the three and nine months ended September 30, 2024 and 2023, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended September 30, 2024 and 2023, the provision for income taxes included benefits associated with stock-based awards of $14 million and $9 million, respectively. For the nine months ended September 30, 2024 and 2023, the provision for income taxes included benefits associated with stock-based awards of $43 million and $45 million, respectively.

For the nine months ended September 30, 2024 and 2023, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation and state and foreign taxes, partially offset by the impact of tax benefits associated with stock-based awards and research and development tax credits.
There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2024, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
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
Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	88%	87%	88%	88%
International	12%	13%	12%	12%
Total	100%	100%	100%	100%
Note 11— Commitments and Contingencies
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2024 and 2023.

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
On October 4, 2024, a stockholder filed a class action complaint in the Court of Chancery in the State of Delaware alleging claims for breach of contract against the Company and breach of fiduciary duties against the Company’s directors, in connection with the Company’s proposed reincorporation from Delaware to Nevada. Gunderson v. The Trade Desk, Inc., No. 2024-1029 (Del. Ch.). On October 24, 2024, the plaintiff filed an amended complaint. The complaint seeks, among other things, an order declaring that the Company’s proposed conversion requires approval by a supermajority of the Company’s stockholders and an order enjoining the November 14, 2024 stockholder vote on the proposed conversion. On October 28, 2024, the parties completed expedited briefing on cross motions for summary judgment regarding the causes of action asserted in the original complaint, and the Court heard oral argument on the motions on October 30, 2024. On November 6, 2024, the Court granted the defendants’ summary judgment motion and denied the plaintiff’s cross-motion, finding that the proposed conversion does not require supermajority approval of the Company’s stockholders, and that the defendants did not breach their fiduciary duties by disclosing that the proposed conversion required a vote of a simple majority of the Company’s stockholders. The decision is eligible for appeal.

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

Executive Summary
Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
	Dollars		Change		Dollars		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)
Revenue	$628,016	$493,266	$134,750	27%	$1,703,819	$1,340,323	$363,496	27%
Net income	$94,158	$39,352	$54,806	139%	$210,847	$81,617	$129,230	158%
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

Macroeconomic Uncertainty
Changes in foreign currency exchange rates, inflation and geopolitical developments have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services in various industries, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, and the duration and extent of geopolitical and global economic disruption and their respective impacts on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part II. Other Information for further discussion of the adverse impacts of macroeconomic uncertainty on our business.
Results of Operations for the Three and Nine Months Ended September 30, 2024 Compared with the Three and Nine Months Ended September 30, 2023
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended September 30,
	2024		2023
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$628,016	100%	$493,266	100%
Operating expenses:
Platform operations	122,656	20%	93,382	19%
Sales and marketing	140,296	22%	112,466	23%
Technology and development	117,705	19%	117,772	24%
General and administrative	138,878	22%	131,969	27%
Total operating expenses	519,535	83%	455,589	92%
Income from operations	108,481	17%	37,677	8%
Total other income, net	(18,697)	(3)%	(19,323)	(4)%
Income before income taxes	127,178	20%	57,000	12%
Provision for income taxes	33,020	5%	17,648	4%
Net income	$94,158	15%	$39,352	8%

	Nine Months Ended September 30,
	2024		2023
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$1,703,819	100%	$1,340,323	100%
Operating expenses:
Platform operations	336,745	20%	264,903	20%
Sales and marketing	395,888	23%	321,177	24%
Technology and development	335,426	20%	309,790	23%
General and administrative	403,902	24%	388,411	29%
Total operating expenses	1,471,961	86%	1,284,281	96%
Income from operations	231,858	14%	56,042	4%
Total other income, net	(53,845)	(3)%	(51,277)	(4)%
Income before income taxes	285,703	17%	107,319	8%
Provision for income taxes	74,856	4%	25,702	2%
Net income	$210,847	12%	$81,617	6%
_______________
Note: Percentages may not sum due to rounding.

Revenue
Revenue increased by $135 million, or 27%, and $363 million, or 27%, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by new clients, more campaigns executed by existing clients and higher spend per campaign.
Platform Operations
Platform operations expense increased by $29 million, or 31%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily due to increases of $22 million in hosting costs and $6 million in personnel costs, which included a $2 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs related to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to the increase in stock-based compensation driven by new equity awards, an increase in platform support by engineers and headcount growth.
Platform operations expense increased by $72 million, or 27%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to increases of $53 million in hosting costs and $16 million in personnel costs, which included a $6 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs related to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to the increase in stock-based compensation driven by new equity awards, an increase in platform support by engineers, headcount growth, an increase in taxes on equity awards and an increase in travel and employee engagement costs, including in-person events.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform and hire additional personnel to support our growth.
Sales and Marketing
Sales and marketing expense increased by $28 million, or 25%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily due to increases of $21 million in personnel costs, which included a $4 million increase in stock-based compensation, $3 million in marketing costs and $3 million in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients; an increase in incentive compensation driven by gross spend growth; and an increase in travel costs. The increase in stock-based compensation was primarily driven by new equity awards. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, creatives and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
Sales and marketing expense increased by $75 million, or 23%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to increases of $60 million in personnel costs, which included a $17 million increase in stock-based compensation, $8 million in marketing costs and $7 million in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients; an increase in incentive compensation driven by gross spend growth; and an increase in travel and employee engagement costs, including in-person events. The increase in stock-based compensation was primarily driven by new equity awards. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, creatives, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense decreased by $0.1 million, or 0.1%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily due to a $7 million decrease in stock-based compensation, offset by increases of $4 million in personnel costs and $2 million in allocated facilities costs. The decrease in stock-based compensation was primarily driven by the cancellation of unvested equity awards for our former Chief Technology Officer (“CTO”), which resulted in the recognition of $14 million in incremental stock-based compensation in the three months ended September 30, 2023, that did not recur in the three months ended September 30, 2024. This was partially offset by a $7 million increase in stock-based compensation primarily driven by new equity awards. The increase in personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
Technology and development expense increased by $26 million, or 8%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to increases of $20 million in personnel costs, which included a $6 million increase in stock-based compensation, and $4 million in allocated facilities costs. The increase in personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform, an increase in taxes on equity awards and an increase in travel and employee engagement costs, including in-person events. The increase in stock-based compensation was due to a $20 million increase primarily driven by new equity awards. This was partially offset by the cancellation of unvested equity awards for our former CTO, which resulted in the recognition of $14 million in incremental stock-based compensation in the nine months ended September 30, 2023, that did not recur in the nine months ended September 30, 2024. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
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
General and Administrative
General and administrative expense increased by $7 million, or 5%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to increases of $9 million in personnel costs and $8 million in administrative costs, partially offset by a $10 million decrease in stock-based compensation. The increase in personnel costs was primarily attributable to increased headcount to support our growth, an increase in travel costs and an increase in taxes on equity awards. The increase in administrative costs was primarily driven by increases in external professional fees and local business taxes. The decrease in stock-based compensation was primarily due to an $18 million decrease related to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by an $8 million increase primarily driven by new equity awards.
General and administrative expense increased by $15 million, or 4%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to increases of $26 million in personnel costs and $22 million in administrative costs, partially offset by a $33 million decrease in stock-based compensation. The increase in personnel costs was primarily attributable to increased headcount to support our growth, an increase in travel and employee engagement costs, including in-person events, and an increase in taxes on equity awards. The increase in administrative costs was primarily driven by increases in external professional fees and local business taxes. The decrease in stock-based compensation was primarily due to a $54 million decrease related to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $21 million increase primarily driven by new equity awards.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure to support growth.
Total Other Income, Net
Total other income, net, decreased by $1 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily due to losses on foreign currency forwards, driven by changes in foreign currency exchange rates against the U.S. Dollar, offset by foreign currency transaction gains and higher interest income on our cash and cash equivalents and short-term investments driven by rising portfolio interest rates and higher amounts invested.

Total other income, net, increased by $3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to higher interest income on our cash and cash equivalents and short-term investments, driven by rising portfolio interest rates, and foreign currency transaction gains, driven by changes in foreign currency exchange rates against the U.S. Dollar, partially offset by losses on foreign currency forwards.
Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three and nine months ended September 30, 2024 and 2023, respectively.
The provision for income taxes increased by $15 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily due to higher pre-tax profitability, partially offset by a lower impact attributable to nondeductible stock-based compensation and higher tax benefits associated with employee stock-based awards.
The provision for income taxes increased by $49 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to higher pre-tax profitability coupled with a decrease in benefits associated with employee stock-based awards, partially offset by a lower impact attributable to nondeductible stock-based compensation.
Liquidity and Capital Resources
As of September 30, 2024, we had working capital of $2,223 million, which included $1,221 million in cash and cash equivalents, $70 million of which was held by our international subsidiaries, and $510 million in short-term investments in marketable securities. Additionally, we had $442 million available under our Amended Credit Facility (refer to the “Credit Facility” section below). For the nine months ended September 30, 2024, we generated $540 million in cash flows from operating activities.
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
As of September 30, 2024, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $442 million as of September 30, 2024, which is net of outstanding letters of credit of $8 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of September 30, 2024, we were in compliance with all covenants.
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
During the three months ended September 30, 2024, we repurchased and subsequently retired 0.5 million shares of our Class A common stock for an aggregate repurchase amount of $54 million. During the nine months ended September 30, 2024, we repurchased and subsequently retired 2 million shares of our Class A common stock for an aggregate repurchase amount of $179 million. The repurchase amounts included in the condensed consolidated statements of stockholders’ equity included immaterial amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”). As of September 30, 2024, $521 million remained available and authorized for repurchases.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$540,055	$507,202
Net cash used in investing activities	$(96,330)	$(50,542)
Net cash used in financing activities	$(117,379)	$(415,402)
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

For the nine months ended September 30, 2024, cash provided by operating activities of $540 million resulted primarily from net income adjusted for noncash items of $670 million and a net decrease from our operating assets and liabilities of $130 million. The net decrease from our operating assets and liabilities was due to a $126 million increase in accounts receivable, a $68 million increase in prepaid expenses and other assets and a $32 million decrease in operating lease liabilities, partially offset by an $87 million increase in accounts payable and a $9 million increase in accrued expenses and other liabilities. The increase in accounts receivable was due to the growth of our business and the timing of cash receipts from clients. The increase in prepaid expenses and other assets was primarily due to cash paid for income taxes. The decrease in operating lease liabilities was due primarily to rent payments. The increase in accounts payable was due to the growth of our business and the timing of supplier payments for the cost of advertising inventory, data and add-on features. The increase in accrued expenses and other liabilities was primarily due to an increase in the liability related to the ESPP for employee contributions toward the upcoming purchase of shares.
For the nine months ended September 30, 2023, cash provided by operating activities of $507 million resulted primarily from net income adjusted for noncash items of $542 million, and a net decrease from our operating assets and liabilities of $35 million. The net decrease from our operating assets and liabilities was primarily due to a $131 million increase in accounts receivable and a $37 million decrease in operating lease liabilities, partially offset by a $126 million increase in accounts payable and an $18 million increase in accrued expenses and other liabilities. The increase in accounts receivable was due to seasonality and the timing of cash receipts from clients. The decrease in operating lease liabilities was due primarily to rent payments. The increase in accounts payable was due to seasonality and the timing of supplier payments for the cost of advertising inventory, data and add-on features. The increase in accrued expenses and other liabilities was due to the timing of payment of personnel costs.
Investing Activities
Our primary investing activities consist of investing in short-term marketable securities, purchases of property and equipment for the expansion of our new facilities in support of our hosting capabilities and expanding headcount as a result of our growth and capital expenditures to develop our software. As our business grows, we expect our capital expenditures to increase, and our other investment activity may increase.
For the nine months ended September 30, 2024, we used $96 million of cash in investing activities, consisting of $78 million to purchase property and equipment, $12 million of net purchases of short-term investments and $7 million of investments in capitalized software.
For the nine months ended September 30, 2023, we used $51 million of cash in investing activities, consisting of $23 million of net purchases of short-term investments, $22 million to purchase property and equipment and $6 million of investments in capitalized software.
Financing Activities
For the nine months ended September 30, 2024, we used $117 million of cash in financing activities, consisting of $177 million of cash paid for repurchases of our Class A common stock and $98 million of taxes paid for restricted stock award settlements, partially offset by $128 million of proceeds from stock option exercises and $30 million of proceeds from our ESPP.
For the nine months ended September 30, 2023, we used $415 million of cash in financing activities, consisting of $427 million of cash paid for repurchases of Class A common stock and $55 million of taxes paid for restricted stock award settlements, partially offset by $45 million of proceeds from stock option exercises and $21 million of proceeds from our ESPP.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2024 other than the indemnification agreements described below.

Contractual Obligations
Our principal commitments consist of non-cancelable operating leases for our various office facilities and other contractual commitments consisting of obligations to our hosting services, hardware providers and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations as of September 30, 2024 (in thousands):

	Payments Due by Period
	Remainder of 2024	2025 and Thereafter	Total
Operating lease commitments	$14,721	$643,416	$658,137
Other contractual commitments	77,839	275,682	353,521
Total	$92,560	$919,098	$1,011,658
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our balance sheet, statement of operations or statement of cash flows. Accordingly, no amounts for any obligation have been recorded at September 30, 2024.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Amended Credit Facility, which accrues interest at a variable rate. No amount was owed on our Amended Credit Facility as of September 30, 2024. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of September 30, 2024, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $5 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of September 30, 2024, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $34 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 4, 2024, a stockholder filed a class action complaint in the Court of Chancery in the State of Delaware alleging claims for breach of contract against us and breach of fiduciary duties against our directors, in connection with the Company’s proposed reincorporation from Delaware to Nevada. Gunderson v. The Trade Desk, Inc., No. 2024-1029 (Del. Ch.). On October 24, 2024, the plaintiff filed an amended complaint. The complaint seeks, among other things, an order declaring that our proposed conversion requires approval by a supermajority of our stockholders and an order enjoining the November 14, 2024 stockholder vote on the proposed conversion. On October 28, 2024, the parties completed expedited briefing on cross motions for summary judgment regarding the causes of action asserted in the original complaint, and the Court heard oral argument on the motions on October 30, 2024. On November 6, 2024, the Court granted the defendants’ summary judgment motion and denied the plaintiff’s cross-motion, finding that the proposed conversion does not require supermajority approval of our stockholders, and that the defendants did not breach their fiduciary duties by disclosing that the proposed conversion required a vote of a simple majority of our stockholders. The decision is eligible for appeal.

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
In addition, as we develop and introduce new products and services, including those incorporating or utilizing artificial intelligence and machine learning and new processing of personal information, including identifiable information, they may raise new, or heighten existing, technological, security, legal and other risks and challenges, which may cause unintended consequences, and they may not function properly or may be misused by our clients. If we fail to adapt to our rapidly changing industry or to evolving client needs or expectations, or we provide new or updated products and services that exacerbate technological, security, legal or other challenges, the reputation of and demand for our platform or related offerings could decrease and our business, financial condition and operations may be adversely affected.
The market for programmatic buying for advertising campaigns is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and financial condition could be adversely affected.
The substantial majority of our revenue has been derived from clients that programmatically purchase advertising through our platform. We expect that spending on programmatic ad buying will continue to be our primary source of revenue for the foreseeable future and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is a relatively new market, and our current and potential clients may not shift to programmatic ad buying from other buying methods as quickly as we expect, which would reduce our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.
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
The use of APIs by our clients has significantly increased in recent years. Our APIs allow clients to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform and related offerings. The increased use of APIs increases security and operational risks to our systems and the users of our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow clients greater ease and power in accessing our platform and related offerings, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to client overuse of our systems through our APIs. While we have taken measures intended to decrease security and outage risks associated with the use of our APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, and costs associated with investigating and remediating damage to our reputation and loss of goodwill, any of which could harm our business, financial condition and results of operations.
We may experience outages, disruptions and malfunctions on our platform and related offerings if we fail to maintain adequate security and supporting infrastructure and processes, which may harm our reputation and negatively impact our business, financial condition and results of operations.
As we expand our offerings, which in some instances involves ingesting more identifiable information, the consequences of potential security vulnerabilities become more significant for our business. We expect to continue to invest in technology and security services, equipment, and expertise, including engineers, data centers, network services and database technologies, as well as potentially increase our reliance on open source software. Without these improvements, our operations might suffer from security vulnerabilities or misuse, system disruptions, data loss, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our financial condition, reputation and ability to attract and retain clients. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, protect, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected. The steps we take to increase the reliability, integrity and security of our platform and related offerings as they scale are expensive and complex, and our execution could result in operational failures and increased vulnerability to cyberattacks. Such cyberattacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, tricking company employees into releasing control of their systems to a hacker, or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyberattacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data, including personal information. We are also vulnerable to unintentional errors or malicious or improper actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations and functioning of our platform and related offerings. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as real-time advertising exchanges. Misuse, vulnerabilities, outages and disruptions of our platform and related offerings, including due to cyberattacks, may require engagement with regulators or lead to legal actions, and may harm our reputation and negatively impact our business, financial condition and results of operations.
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
The global regulatory landscape regarding the privacy and protection of personal information is evolving, and U.S. (state, federal and local) and foreign governments continue to consider and enact additional legislation and rulemaking related to privacy and data protection, often with a particular focus on intermediaries in the online advertising ecosystem, including those that engage in targeted advertising, “sell” or “share” personal data, and act as “data brokers.” We expect to see an increase in, or changes to, privacy and data protection legislation and regulation in this area for the foreseeable future. For example, in the U.S., the FTC continues to propose updates to existing regulations, including those governing collection of data from children online and related to “commercial surveillance” generally. Further, the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (the “FTC Act”) (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. For example, the FTC has been very active in bringing enforcement actions against companies that handle personal data it views as sensitive for advertising purposes, including location data brokers and companies that process health-related data. These enforcement announcements signal increased regulatory scrutiny of advertising practices that involve “sensitive” categories of personal data such as health data and precise location information. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, or consumer protection laws such as the FTC Act. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. In addition, a potential federal omnibus privacy law remains a possibility. Although the initial momentum surrounding it has waned, if ultimately passed, such a law would likely substantially impact the online advertising ecosystem.
State lawmakers are also actively addressing consumer data privacy issues. Many states have adopted omnibus consumer privacy laws, some of which are already enforceable, while others will take effect over the coming years. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations and establish data privacy rights for consumers in such states (including rights to opt out of certain processing of their personal data and to request correction, deletion of and access to personal data), imposing special rules on the collection of personal data from minors and other personal data deemed “sensitive” under the laws, and creating new notice obligations. Many also impose data minimization requirements, mandating that companies only collect and process data for certain purposes. Most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal data.) Because of these obligations, the availability of data within our platform, our other offerings and the advertising ecosystem more broadly may decline, potentially making our platform and offerings less valuable to our clients.
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
Data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from Europe to the U.S., we rely upon, and are certified under, the EU-U.S. and Swiss-U.S. Data Privacy Frameworks (“DPF”) and the U.K. extension to the EU-U.S. DPF. The DPF replaced the Privacy Shield Framework as an adequate mechanism by which EU companies may pass personal data to the U.S. However, the DPF is already subject to legal challenge in Europe. Relatedly, whether and how other transfer mechanisms, such as standard contractual clauses, can be used to transfer personal data to the U.S. is in question. While the adequacy decision for the DPF helps to reduce the legal uncertainty of cross-border transfers of personal data, the long-term validity of these transfer mechanisms remains uncertain. If all or some jurisdictions within the EU or the U.K. determine that the latest standard contractual clauses also cannot be used to transfer personal data to the U.S. and if the DPF is ultimately struck down in a manner similar to the Privacy Shield Framework, we could be left with no reasonable option for the lawful cross-border transfer of personal data. In such circumstances, continuing to transfer personal data from the EU to the U.S. could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity. Such consequences could have an adverse effect on our reputation and business, such as by requiring us to establish systems to maintain certain data in the EU, potentially involving substantial expense and causing us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our certificate of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of September 30, 2024, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.4% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the dual class nature of our common stock, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceedings, refer to “Item 1. Legal Proceedings.”
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
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions, including a number of states in the United States, are considering enacting or have enacted laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. In addition, the Organization for Economic Cooperation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. While the changes from these rules have not impacted our financial condition or results of operations, they could increase our effective tax rate and cash tax payments in future periods. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended September 30, 2024.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
July 1-31	—	$—	—	$575
August 1-31	117	$103.74	117	$563
September 1-30	400	$104.39	400	$521
	517		517
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
On August 22, 2024, our Chief Strategy Officer and Class II Director, Samantha Jacobson, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 111,088 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or November 28, 2025.
On September 12, 2024, our Chief Executive Officer and Class I Director, Jeff T. Green, through a personal trust over which he is a trustee and through a foundation for which he is the sole member and director, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 6,600,000 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or June 30, 2025.
During the quarter ended September 30, 2024, none of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

THE TRADE DESK, INC. (Registrant)

Dated: November 7, 2024	/s/ Laura Schenkein
Laura Schenkein
Chief Financial Officer (Principal Financial and Accounting Officer)