Form 10-K
period 2024-12-31
Trade Desk, Inc.
filed 2025-02-21
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to ___________
Commission File Number 001-37879
____________________________________________
THE TRADE DESK, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Nevada	27-1887399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $43,514,637,327 based on the closing sales price for the registrant’s Class A common stock, as reported on the Nasdaq Global Market. As of January 31, 2025, there were 452,425,879 shares of the registrant’s Class A common stock outstanding and 43,662,678 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

THE TRADE DESK, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of macroeconomic uncertainty on our business, operations and the markets and communities in which we, our clients and partners operate, results of operations, revenues, operating expenses, capital expenditures including share repurchases, sales and marketing initiatives, cybersecurity risks and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
•If we fail to maintain and grow our client base and spend through our platform and related offerings, our revenue and business may be negatively impacted.
•The loss of advertising agencies, advertisers or holding companies as clients could significantly harm our business, financial condition and results of operations.
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
•Macroeconomic conditions beyond our control could harm the overall demand for advertising and the economic health of advertisers, which could adversely affect our business, financial condition and results of operations.
•If our access to quality advertising inventory is diminished or fails to expand, our revenue could decline and our growth could be impeded.
•The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.
•If we fail to innovate or make the right investment decisions in our platform and related offerings, we may fail to attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.
•If unauthorized access is obtained to user, client or inventory and third-party provider data, or our platform or related offerings are compromised, our services may be disrupted or perceived as insecure, and as a result, we may lose existing clients or fail to attract new clients, and we may incur significant reputational harm and legal and financial liabilities.
•Privacy and data protection laws to which we and our clients, inventory partners, and third-party data providers are subject may cause us to incur additional or unexpected costs, subject us to investigations or enforcement actions for alleged compliance failures, result in less demand for our offerings, or cause us to change our platform, related offerings or business model, which may have a material adverse effect on our business.
•Third parties control our access to unique identifiers, and if the use of “third-party cookies” or other technology to uniquely identify devices or users is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by preference signals, technical changes on end users’ devices and web browsers, or our clients’ ability to use data, including on our platform or related offerings is otherwise restricted, our performance may decline, and we may lose advertisers and revenue.
•We may experience fluctuations in our results of operations, which could make our future results of operations difficult to predict or cause our results of operations to fall below analysts’ and investors’ expectations.
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
•Our future success depends on the continuing efforts of our key employees, including Jeff T. Green, and our ability to attract, hire, retain and motivate highly skilled employees in the future.
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
•The effects of health epidemics have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.
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

PART I
Item 1. Business
Overview
The Trade Desk, Inc. (the “Company,” “we,” “our,” or “The Trade Desk”) offers a self-service, cloud-based ad-buying platform that empowers our clients to plan, manage, optimize and measure more expressive data-driven digital advertising campaigns. Our platform allows clients to execute integrated campaigns across ad formats and channels, including connected television (“CTV”) and other video, display, audio, and native, on a multitude of devices, such as televisions, streaming devices, mobile devices, computers and digital-out-of-home devices. Our platform’s integrations with major inventory, publisher and data partners provide ad buyers reach and decisioning capabilities, and our enterprise application programming interfaces (“APIs”) enable our clients to customize and expand platform functionality.
Our clients are advertising agencies, advertisers and other service providers for agencies or advertisers, with whom we enter into ongoing master services agreements (“MSAs”). We generate revenue by charging our clients a platform fee generally based on a percentage of our clients’ total platform spend and from providing value-added services and data to support their advertising campaigns.
The Trade Desk was originally incorporated in 2009 and is a Nevada corporation. We are headquartered in Ventura, California.
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
Emergence of CTV. We are witnessing a generational shift from linear television to CTV as Internet and television programming converge. New technologies support seamless delivery of streaming video content, accelerating consumers’ demand to watch what they want, when they want and where they want. We believe that this increased demand for CTV will bring about new opportunities for content owners and advertisers to connect with consumers, including through ad-supported subscription models, and will further drive the shift towards data-driven advertising.
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
What We Do
We empower ad buyers by providing a self‑service cloud-based ad-buying platform that enables them to plan, manage, optimize and measure data‑driven digital advertising campaigns. Our platform allows clients to execute integrated campaigns across various advertising channels and formats, including CTV and other video, display, audio and native, on a multitude of devices, including televisions, streaming devices, mobile devices, computers and digital-out-of-home devices.
•We Are Focused on the Buy Side. We focus on buyers since they control the advertising budgets. The supply of digital advertising inventory exceeds demand, and accordingly, we believe it is a buyer’s market. We also believe that by aligning our core offerings with buyers, we are able to avoid conflicts of interest that exist when serving both the buy side and sell side. We provide and are developing additional offerings and features that work with publishers and supply-side partners to help ensure access to quality advertising inventory and to enable improved evaluation of such inventory and better decisioning capabilities for buyers of advertising. This focus allows us to build trust with clients, many of whom leverage their proprietary data on our platform. That trust and ability to use their own data on our platform, without worrying about it being used by other participants, enables our clients and their advertisers to achieve better results. This trust provides us with the benefit of long-term and stable relationships with our clients.
•We Are an Enabler, Not a Disruptor. Through our platform and related offerings, we enable advertisers, agencies and other service providers that participate in the digital advertising ecosystem. Advertisers are able to use our platform directly or through their agencies of choice.
•We Are Data Driven. Our platform was founded on the principle that data-driven decisions will be the future of advertising. We built a data-management platform first, before building our ad-buying technology. While data from third-party data providers improves campaign performance, our clients’ success often relies largely on our ability to ingest proprietary data directly from advertisers and agencies to enable intelligent decisioning that optimizes advertising campaigns. Given our independent buy-side focused approach and our strict protocols governing the ingestion of client first-party data into our data management platform, our clients trust us with their most granular and expressive data. Our technology platform enables effective use of such data, allowing our clients to run precisely targeted advertising campaigns that help maximize their return on advertising investments. Additionally, we are able to better optimize campaigns by using the data streams that we capture across different devices, so that data from one channel can be used to inform another (subject to appropriate consumer choices). The breadth of data that we make available on our data marketplace from numerous data sources across channels gives our clients a holistic view of their target audiences, enabling more effective targeting across different channels. Finally, the depth of data we make available, such as various types of retail data, including in-store purchase data, gives our clients the ability to engage in more precise attribution and closed-loop measurement.
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
•We Are a Clear Box, Not a Black Box. Our platform is transparent and shows our clients their spend on advertising inventory, value-added services and data; the platform fee; and detailed performance metrics on their advertising campaigns. Our clients directly access and execute campaigns on our platform and control all facets of inventory purchasing decisions. Clients also receive detailed, real-time reporting on all their advertising campaigns. By providing transparent information on our platform, we enable our clients to continually compare results and target their budgets toward the most effective advertising inventory, data providers and channels.
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
•Integrated, Omnichannel and Cross Device. Our platform provides integrated access to a wide range of omnichannel inventory and data sources, as well as third-party services such as ad servers, ad-verification services and survey vendors. Our platform’s integration of these sources and services enables our clients to deploy their budgets through a wide variety of channels, device types and formats, targeted in their desired manner, all through a single platform.
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
•Artificial Intelligence. Koa, our predictive algorithmic tool, utilizes artificial intelligence to process complex data sets and make recommendations for campaign optimizations. These recommendations help platform users make data-driven decisions without sacrificing control or transparency and empower users to choose which optimizations make the most sense for their campaigns. Koa’s artificial intelligence capabilities are used across various aspects of the platform, including predictive clearing, ad impression relevance scoring, measurement and forecasting, budget optimization and key performance indicator scoring.
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
Our platform enables advertisers and agencies to:
•purchase digital media programmatically on various media exchanges and sell-side platforms, as well as directly from publishers;
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
•Grow Our Client Base. We have extensive relationships with many advertising agencies, advertisers and other service providers, and we believe that, given the decentralized nature of the advertising industry, we have the opportunity to expand our relationships with new and existing clients. We expect to continue making investments to grow our sales and client service team to support this strategy.
•Expand Our Omnichannel Capabilities. We believe offering clients capabilities across all media channels and devices enables advertisers to manage highly effective omnichannel campaigns, where data from each channel can inform decisions in other channels. We believe these capabilities will continue to further strengthen our relationships with our clients. We intend to continue investing in innovation across all channels, including the integration of new inventory sources within CTV and other video, display, audio and native.
•Extend Our Reach in CTV. Television is the largest category of advertising spend, and we believe that the future of television is CTV, the streaming of media and video on demand through subscription and ad-supported streaming services. We plan to continue investing significant resources in technology, sales and support staff related to our CTV growth initiatives.
•Ensure Access to Quality Inventory. Our continued success depends on our ability to secure increasing amounts of attractive, high-quality inventory on reasonable terms for our clients. As part of such efforts, we have developed and plan to continue to enhance OpenPath, our offering intended to give clients access to quality inventory through a simplified, direct connection to publishers, and we may develop additional features or offerings to help our clients evaluate the quality and cost of inventory. Because the amount, quality and cost of inventory available to us can change at any time, we intend to continue making investments to maintain and grow our available inventory and ensure its quality.
•Further Enhance Identity Solutions, Including Unified ID 2.0. We continue to develop and enhance Unified ID 2.0, an open-source identity framework that operates by transforming email addresses or phone numbers into an advertising identifier (a “UID2”) that is designed to not directly identify the individual. Subject to appropriate guardrails, participants in Unified ID 2.0 can then use this UID2 in connection with our platform and other services, including ad buying and reporting. We have worked to cultivate industry-wide support and collaboration for the Unified ID 2.0 approach, and we intend to continue these efforts. EUID, a European-focused version of Unified ID 2.0, was released in a limited beta in 2023.
•Continue to Innovate in Technology, Data and Measurement. We intend to continue innovating and improving the technology underlying our platform and enhancing its features and functionalities, including the development of new or improved value-added services or the inclusion of additional data. We view data and measurement as key competitive advantages, and we will continue to invest resources in growing and enhancing our data and measurement offerings.
•Expand Our International Presence. Many of our clients serve advertisers on a global basis, and we intend to expand our presence outside of the United States to serve the needs of those advertisers in additional geographies. As we expand relationships with our existing clients, we are investing in select regions in Europe and Asia. In particular, we believe that the United Kingdom (“U.K.”), Germany, France, China, Japan, India and Australia may represent substantial growth opportunities, and we are investing in developing our business in those and other markets.
Our Clients
Our clients consist of purchasers of programmatic advertising inventory, value-added services and data. Our clients are advertising agencies, advertisers or groups within advertising agencies that have independent relationships with us, manage budgets independently of one another, are based in different jurisdictions and are served by unique Trade Desk teams. Many of these advertising agencies are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level.
Our clients typically enter into MSAs with us that give users constant access to our platform. Our MSAs, some of which may include joint business plans and other incentive programs, do not contain any material commitments on behalf of clients to use our platform to purchase ad inventory, value-added services or data. Generally, these MSAs have one-year terms that renew automatically for additional one-year periods, unless earlier terminated, and are terminable at any time upon 60 days’ notice by either party.
Our clients are loyal, as reflected by our client retention rate of over 95% in each of the last eleven years. In addition, our clients typically grow their use of our platform and related offerings over time.
If all of our individual client contractual relationships were aggregated at the holding company level, one holding company would have represented more than 10% of our gross billings in 2024 and 2023. We generally do not have contractual relationships with holding companies; rather, in most cases we enter into separate contracts and billing relationships with various of their individual agencies and account for those agencies as separate clients.
Our Advertising Inventory and Data Suppliers
We believe that we are an important business partner for suppliers of programmatic advertising inventory and data as we represent one of the largest sources of buy-side demand within the digital advertising industry.
We obtain digital advertising inventory from over 220 directly integrated ad exchanges, publishers and supply-side platforms, providing us with access to a breadth of programmatic advertising inventory across televisions, streaming devices, mobile devices, computers and digital-out-of-home devices.
We believe that our data marketplace represents an important distribution channel for third-party data vendors. As of December 31, 2024, we have integrated our platform with more than 350 third-party data vendors whose products are available for purchase through our platform.
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
We expect technology and development expense to increase as we continue to invest in the development of our platform and related offerings to support additional platform features and functionality, increase the number of advertising inventory and data suppliers and support anticipated increases in volume of advertising spend by our clients on our platform. We also intend to invest in technology to further automate our business processes.

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
Our Competition
Our industry is highly competitive and fragmented. We compete with other demand-side platform providers, some of which are smaller, privately held companies and others are divisions of large, well-established companies such as Google and Amazon. We believe that we compete primarily based on the performance, capabilities and transparency of our platform as well as our focus on the buy side. We believe we are differentiated from our competitors in the following areas:
•we are an independent technology company focused on serving advertising agencies, advertisers and others on the buy side of our industry;
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
As of December 31, 2024, we had 3,522 full-time employees in 20 countries. Regionally, North America, Asia Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”) make up approximately 64%, 17% and 19% of our workforce, respectively.
Diversity and Inclusion
We are committed to fostering a culture of inclusion and belonging in which all employees are empowered to bring their whole, authentic selves to work every day. At The Trade Desk, we believe in the people who work for us, and we prioritize diversity and inclusion as part of our investment in our people. Our goal is to create a culture where we value, respect and provide fair treatment and opportunities for all employees. Team members are encouraged to come to their managers with questions, feedback or concerns, and we conduct various internal surveys that gauge employee sentiment in areas like career development, culture, manager performance and inclusivity. Our leaders review the survey feedback, if applicable, and other concerns raised by team members and work with their teams to take action.
We demonstrate this commitment through a strategy of education, celebration, donations to the community, diversification of our talent and the creation of forums for internal dialogue and listening. As of December 31, 2024, our global leadership team is 68% male and 32% female.

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
Health, Safety and Wellness
The success of our business is fundamentally connected to the well being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs. We utilize a hybrid work model that includes both in-person work and working from home, which we determined was in the best interests of our employees. We continue to evolve our programs to meet our employees’ health and wellness needs.
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
Collection and Use of Data; Privacy and Data Protection Legislation and Regulation
To power our platform, we and our clients currently use pseudonymous data about Internet and mobile app users to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to end users based on information such as their geographic locations, the type of device they are using, their interests as inferred from their web browsing or app usage activity or their relationships with our clients. Such data is passed to us from third parties, including original equipment manufacturers, application providers, data providers and publishers, as well as our advertiser clients. We do not use this data to discover the identity of individuals, and we currently contractually prohibit clients, data providers and inventory suppliers from importing data that directly identifies individuals onto our ad buying platform. In connection with certain offerings, including Unified ID 2.0 and EUID, we do allow users of those services to disclose some directly identifying information, such as phone number and email address, to us for purposes of transforming that information into pseudonymous identifiers to use on our platform. We also take in email addresses and phone numbers to operationalize the opt-out portal we offer in connection with Unified ID 2.0 and EUID, as well as in connection with a single-sign on tool we offer to publishers, known as OpenPass.
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
In the United States, both federal and state legislation govern activities such as the collection and use of personal data, and data privacy in the advertising technology industry has frequently been subject to review by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual states. Relying on Section 5 of the FTC Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, the FTC actively pursues alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. In addition, increasing consumer concern over data privacy in recent years has led to a myriad of enacted and proposed legislation and regulation both at the federal and state levels, some of which has affected and will continue to affect our operations and those of clients, inventory sources and other industry partners.
Many states have adopted omnibus consumer privacy laws, a number of which are already enforceable, while others will take effect over the coming years. Other states are considering similar legislation. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers), individuals’ location data and hashed versions of email addresses and phone numbers. In many respects, these state laws focus significantly on advertising activities, mandating that businesses that engage in certain advertising uses of consumer personal information to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, referring to such practices as “processing for targeted advertising” or “sales” or “sharing” of personal information, but the opt-out requirement exists under each state’s law.) These state privacy laws also provide consumers other rights, such as to access, correct or delete their personal information (subject to certain limitations), opt out of certain processing of their personal information and impose special rules on the collection of data from minors, as well as transparency and data governance obligations. Importantly, as a consequence of the obligations under these laws, the availability of data within our platform, our related offerings and the advertising ecosystem more broadly may decline, potentially making our platform and services less valuable to our clients.
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
As our business is global, our activities are also subject to foreign legislation and regulation. In Europe, including the U.K. and the European Union (the “EU”) and the European Economic Area (the “EEA”) and the countries of Iceland, Liechtenstein and Norway, separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. The General Data Protection Regulation (“EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR”) (the EU GDPR and UK GDPR are hereinafter referred to collectively as the GDPR), which apply to us, define “personal data” broadly. Together with related laws, such as the ePrivacy Directive, we and our clients and inventory partners face enhanced data protection obligations, both as controllers of such data and as service providers processing the data. These laws also provide certain rights, such as access and deletion, to the individuals about whom the personal data relates, and require consent for certain activities. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive (discussed below). Although the TCF is actively in use, its viability as a compliance mechanism is under review by the European authorities and we cannot predict its effectiveness over the long term (as further detailed in the Risk Factors section). Maintaining compliance with the requirements of European privacy laws and regulations, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, and may lead to significant changes in our business operations, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
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
To address the transfer of personal data from the EEA, Switzerland and U.K. to the United States, we rely upon, and are currently certified under, the EU-U.S. and Swiss-U.S. Data Privacy Frameworks (“DPF”) and the U.K. Extension to the EU-U.S. DPF. The European Commission adopted an adequacy decision for the DPF in July 2023, replacing the prior Privacy Shield Framework, as an adequate mechanism by which EU companies may pass personal data to the United States However, the DPF is already subject to legal challenge in Europe. Whether and how other European mechanisms for adequate data transfer, such as standard contractual clauses, can be used to transfer personal data to the United States remains in question. If all or some jurisdictions within the EU or the U.K. determine that the latest standard contractual clauses cannot be used to transfer personal data to the United States and if the DPF is ultimately struck down in a manner similar to the Privacy Shield Framework, then, we could be left with no reasonable option for the lawful cross-border transfer of personal data. In such circumstance, continuing to transfer personal data from the EU to the United States could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity. Such consequences could have an adverse effect on our reputation and business, such as by requiring us to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may harm our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
In addition, the online advertising ecosystem is subject to best practices and self-regulatory standards, such as those promulgated by the Network Advertising Initiative, or NAI, the Digital Advertising Alliance, or DAA, and their international counterparts.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and related amendments, exhibits and other information with the SEC. You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at http://investors.thetradedesk.com, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.
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
Risks Related to Our Business and Industry
If we fail to maintain and grow our client base and spend through our platform and related offerings, our revenue and business may be negatively impacted.
To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of spend through our platform and adopt existing or new offerings that we make available. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with our offerings, our ability to sell our services to new or existing clients could be impaired. We have spent significant effort in cultivating our relationships with advertising agencies and advertisers, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies or advertisers because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have master services agreements (“MSAs”) in place with our clients, such agreements allow our clients to choose the amount they spend through our platform and terminate our services with limited notice. We at times supplement our MSAs with joint business plans and other incentive programs designed to increase spend from existing clients; however, such increased spend may not materialize in the amounts we expect or at all. We do not typically have exclusive relationships with our clients and there is limited cost and difficulty to moving their media spend to our competitors. As a result, we have limited visibility to our future advertising revenue streams. We cannot assure you that our clients will continue to use our platform or related offerings to the extent that we expect or at all, or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or related offerings or to cease their use altogether, it is possible that our revenue or revenue growth rate could be significantly reduced, and our business negatively impacted.
The loss of advertising agencies, advertisers or holding companies as clients could significantly harm our business, financial condition and results of operations.
Our client base consists primarily of advertising agencies and advertisers. We do not have exclusive relationships with advertising agencies or advertisers, and we depend on agencies to work with us to build and maintain advertiser relationships and execute advertising campaigns.
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
Our clients include advertising agencies, many of which are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. If all of our individual client contractual relationships were aggregated at the holding company level, one holding company would have represented more than 10% of our gross billings for 2024.
In most cases, we enter into separate contracts and billing relationships with the individual agencies and account for them as separate clients. However, some holding companies for these agencies may choose to exert control over the individual agencies in the future. Additionally, a holding company may be acquired by, or consolidate with, another holding company that does not utilize our platform, or may otherwise reduce overall spend on our platform as a result of an acquisition or consolidation. If so, any consolidation of, or loss of relationships with such holding companies and consequently, of their agencies, local branches or divisions, as clients could significantly harm our business, financial condition and results of operations.
The market for programmatic buying for advertising campaigns is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and financial condition could be adversely affected.
The substantial majority of our revenue has been derived from clients that programmatically purchase advertising through our platform. We expect that spend on programmatic ad buying will continue to be our primary source of revenue for the foreseeable future and that our revenue growth will largely depend on increasing spend through our platform. The market for programmatic ad buying is a relatively new market, and our current and potential clients may not shift to programmatic ad buying from other buying methods as quickly as we expect, which would reduce our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.
In addition, our revenue may not necessarily grow at the same rate as spend on our platform. As the market for programmatic buying for advertising matures, growth in spend may outpace growth in our revenue due to a number of factors, including pricing competition, volume discounts and shifts in media, client and channel mix, and the composition of offerings provided to our clients. A significant change in revenue as a percentage of spend could reflect an adverse change in our business and growth prospects. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock.
Any decrease in the use of the advertising channels that we are primarily dependent upon, failure to expand the use of emerging channels, or unexpected shift in use among the channels in which we operate, could harm our growth prospects, financial condition and results of operations.
Historically, our clients have predominantly used our platform to purchase CTV and other video, mobile and display advertising inventory. In particular, the CTV market is quickly evolving and the demand for CTV inventory on our platform has been a significant driver of growth. We expect that these will continue to be significant channels used by our clients for digital advertising in the future. We also believe that our revenue growth may depend on our ability to expand within our channels, especially CTV, and we have been, and are continuing to, enhance such channels. Any decrease in the use of video, mobile and display advertising, whether due to clients losing confidence in the value or effectiveness of such channels, regulatory restrictions, consumer choices, or other causes, or any inability to further penetrate certain channels including CTV, or enter new and emerging advertising channels, could harm our growth prospects, financial condition and results of operations.
Each advertising channel presents distinct and substantial risk and, in many cases, requires us to continue to develop additional functionality or features to address the particular requirements of the channel. Our ability to provide capabilities across multiple advertising channels, which we refer to as omnichannel, may be constrained if we are not able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. If we fail to maintain a diversified channel mix, a decrease in the demand for any channel or channels that we become primarily dependent upon could harm our business, financial condition and results of operations. We may not be able to accurately predict changes in overall advertiser demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. Furthermore, if our channel mix changes due to a shift in client demand, such as clients shifting their spend more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or inventory, then demand for our platform could decrease, and our business, financial condition, and results of operations could be adversely affected.
Macroeconomic conditions beyond our control could harm the overall demand for advertising and the economic health of advertisers, which could adversely affect our business, financial condition and results of operations.
Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Market uncertainties or downturns, whether global, local or industry or sector specific, and associated macroeconomic conditions, such as growing inflation, changes in interest rates, recessionary fears, changes in foreign currency exchange rates, supply chain disruptions, the impact of global instability in many parts of the world and public health crises, may disrupt the operations of our clients and partners and cause advertisers to decrease or pause their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could also result in our investments not yielding the returns we anticipate.
If our access to quality advertising inventory is diminished or fails to expand, our revenue could decline and our growth could be impeded.
We must maintain a consistent supply of quality ad inventory that is attractive to our clients. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges and social media platforms, including CTV and other video, mobile, display and audio inventory. The amount, quality and cost of inventory available to us can change at any time, including as publishers and other inventory suppliers respond to changes in the legal and regulatory landscape. A few inventory suppliers hold a significant portion of the programmatic inventory either generally or concentrated in a particular channel, such as audio and social media. In addition, we compete with companies with which we have business relationships. For example, Google is one of our largest advertising inventory suppliers in addition to being one of our competitors. If Google or any other company with attractive advertising inventory limits our access to its advertising inventory, our business could be adversely affected. If our relationships with certain of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory on favorable terms or at all. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.
Inventory suppliers control the bidding process, rules and procedures for the inventory they supply. Such processes may not always work in our favor or for the benefit of our clients and may create inefficiencies in the supply chain for advertising inventory. Although we have in the past and may in the future undertake efforts to address these supply chain inefficiencies, we may not be successful in such efforts. Given the importance of ensuring access to quality inventory for our advertisers, we launched our OpenPath offering in order to give clients a simplified, direct connection to publishers. We have been investing in this offering and plan to continue to grow the amount of OpenPath inventory and publishers available through our platform, but we cannot guarantee that this or future offerings will prove attractive to our clients or otherwise be successful.
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
If we fail to innovate or make the right investment decisions in our platform and related offerings, we may fail to attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.
Our industry is subject to rapid and frequent changes in technology and laws governing our activities, evolving client needs and expectations and the frequent introduction by our competitors of new and enhanced offerings. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. We must constantly make investment decisions regarding offerings and technology to meet client demand and evolving industry and legal standards. We may make bad decisions regarding these investments. Furthermore, even if we believe that our investments improve upon our platform and related offerings, such as updates to our various platform features and user interface, they may nevertheless fail to meet new or existing client expectations or preferences, which could result in decreased client adoption or use of our platform.
In addition, as we develop and introduce new offerings, including those incorporating or utilizing artificial intelligence and machine learning and new processing of personal information, including identifiable information, they may raise new, or heighten existing, technological, security, legal and other risks and challenges, which may cause unintended consequences, and they may not function properly or may be misused by our clients. If we fail to adapt to our rapidly changing industry or to evolving client needs or expectations, or we provide new or updated offerings that exacerbate technological, security, legal or other challenges, the reputation of and demand for our platform or related offerings could decrease and our business, financial condition and operations may be adversely affected.
If unauthorized access is obtained to user, client or inventory and third-party provider data, or our platform or related offerings are compromised, our services may be disrupted or perceived as insecure, and as a result, we may lose existing clients or fail to attract new clients, and we may incur significant reputational harm and legal and financial liabilities.
We face various and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our systems and the data that we process. Our offerings involve the storage and transmission of significant amounts of data from users, clients, and inventory and data providers, a large volume of which is hosted by third-party service providers. Our services and the data on our platform, related offerings and in our systems could be exposed to unauthorized access due to activities that breach or undermine security measures, including: negligence or malfeasance by internal or external actors; attempts by outside parties to fraudulently induce employees, clients or vendors to disclose information or data, including personal information; or errors or vulnerabilities in our systems, offerings or processes or in those of our service providers, clients, and vendors.
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
A breach of our security, a flawed design, and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. This could result in government investigations, lawsuits (including class actions), enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our offerings, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. As some of our newer offerings involve the receipt and processing of identifiable information, the risks associated with data, including risks to breach of our systems increases, and we could be subject to contractual breach and indemnification claims from other clients and partners and otherwise suffer damage to our reputation, brand, and business. We could also be required to notify regulators, customers or other third parties. Our platform may also receive data in aggregated or pseudonymized form, and if our systems are breached and such data or information is compromised, it could be damaging to our brand, reputation, and business. Cyberattacks could also compromise our own trade secrets and other confidential information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. Although we maintain errors or omissions and cyber liability insurance, the costs related to an incident or other security threats or disruptions may not be fully insured or indemnified by other means and insurance and other safeguards might only partially reimburse us for our losses, if at all. We also cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Privacy and data protection laws to which we and our clients, inventory partners, and third-party data providers are subject may cause us to incur additional or unexpected costs, subject us to investigations or enforcement actions for alleged compliance failures, result in less demand for our offerings, or cause us to change our platform, related offerings or business model, which may have a material adverse effect on our business.
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
The global regulatory landscape regarding the privacy and protection of personal information is evolving, and U.S. (state, federal and local) and foreign governments continue to consider and enact additional legislation and rulemaking related to privacy and data protection, often with a particular focus on intermediaries in the online advertising ecosystem, including those that engage in targeted advertising, “sell” or “share” personal data, and act as “data brokers.” We expect to see an increase in, or changes to, privacy and data protection legislation and regulation in this area for the foreseeable future. For example, in the United States, the FTC continues to propose updates to existing regulations, including those governing collection of data from children online and related to “commercial surveillance” generally. Further, the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (the “FTC Act”) (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. For example, the FTC has been very active in bringing enforcement actions against companies that handle personal data it views as sensitive for advertising purposes, including location data brokers and companies that process health-related data. These enforcement announcements signal ongoing regulatory scrutiny of advertising practices that involve “sensitive” categories of personal data such as health data and precise location information. The Commission could continue to build on this trend under its recently granted authority to enforce a federal law focused on disclosures of certain “sensitive” information by companies operating as data brokers to certain restricted countries or entities “controlled” by such countries. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, or consumer protection laws such as the FTC Act. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. In addition, a potential federal omnibus privacy law remains a possibility. If ultimately passed, such a law would likely substantially impact the online advertising ecosystem.
State lawmakers are also actively addressing consumer data privacy issues. Many states have adopted omnibus consumer privacy laws, a host of which are already enforceable, while others will take effect over the coming years. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations and establish data privacy rights for consumers in such states (including rights to opt out of certain processing of their personal data and to request correction, deletion of and access to personal data), imposing special rules on the collection of personal data from minors and other personal data deemed “sensitive” under the laws, and creating new notice obligations. Many also impose data minimization requirements, mandating that companies only collect and process data for certain purposes. Most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal data.) Because of these obligations, the availability of data within our platform, our related offerings and the advertising ecosystem more broadly may decline, potentially making our platform and related offerings less valuable to our clients.
The requirement under certain states’ laws to honor users’ requests to opt out of certain disclosures and uses of data for advertising purposes through preference signals, such as the Global Privacy Control (“GPC”) or similar signals, reflects a broader attention that privacy advocates, the media and some government regulators, such as the FTC, have devoted to digital advertising in recent years. If the use of the GPC or similar technical signals is adopted by many Internet users, is imposed by additional states or by federal or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform and related offerings, and our business could be harmed.
These laws and their implementing regulations will likely also increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual, platform and offering changes, we cannot predict with certainty the effect of these laws and their implementing regulations, many of which are not yet finalized, on our business, nor the share of consumers who will carry out their opt-out and other rights and how these actions will impact us, our clients, inventory sources, and our industry. Further, enforcement activity under such laws already in effect, particularly in California, reflects an ongoing focus on online advertising activities and signals regulators’ willingness to pursue in-depth investigations and impose substantial penalties on entities allegedly operating in violation of the statute. Thus, we expect that continuing to maintain compliance with states’ varying legal requirements, including monitoring and adjusting to new regulations and interpretations that emerge through enforcement actions, will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal data perceived as especially sensitive, such as health data and children’s data. For example, the FTC has recently finalized an update to the Children Online Privacy Protection Act, modifying requirements regarding the use of children’s data for targeted advertising and several states have enacted laws that would substantially impact activities that involve showing targeted advertisements to individuals under 18 through a variety of new restrictions, or in some cases prohibit it altogether. Further, several states have enacted laws, updated existing laws or have introduced bills to impose new privacy obligations related to health-related personal information beyond that governed by federal and state laws governing medical records and similar information, such as HIPAA. For example, Washington’s My Health, My Data Act (“MHMD”) introduced a host of requirements related to a very broadly-defined notion of consumer health data that impacts the advertising industry in part because MHMD is subject to a private right of action (unlike other state privacy laws), so plaintiffs’ attorneys could explore claims that stretch the bounds of the law’s text. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance and defense costs, and more obligations on us, our clients and other companies in the advertising industry.
Laws governing the processing of personal data in Europe (including the U.K. and EEA) also continue to impact us and continue to evolve. For example, the GDPR defines “personal data” broadly and enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism remains under review by European authorities and we cannot predict its effectiveness over the long term. Because we are under the supervision of relevant data protection authorities in both the EEA and the U.K., we may be fined under both the EU GDPR and the UK GDPR for the same breach, with penalties up to the greater of €20 million/BP 17.5 million or 4% of total worldwide annual turnover. Continuing to maintain compliance with the requirements of the GDPR, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
Data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from Europe to the U.S., we rely upon, and are certified under, the EU-U.S. and Swiss-U.S. Data Privacy Frameworks (“DPF”) and the U.K. extension to the EU-U.S. DPF. The DPF replaced the Privacy Shield Framework as an adequate mechanism by which EU companies may pass personal data to the U.S. However, the DPF is already subject to legal challenge in Europe. Relatedly, whether and how other transfer mechanisms, such as standard contractual clauses, can be used to transfer personal data to the U.S. is in question. While the adequacy decision for the DPF helps to reduce the legal uncertainty of cross-border transfers of personal data, the long-term validity of these transfer mechanisms remains uncertain. If all or some jurisdictions within the EU or the U.K. determine that the latest standard contractual clauses also cannot be used to transfer personal data to the U.S. and if the DPF is ultimately struck down in a manner similar to the Privacy Shield Framework, we could be left with no reasonable option for the lawful cross-border transfer of personal data. In such circumstances, continuing to transfer personal data from the EU to the U.S. could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR or take additional compliance and operational measures, such as establishing systems to maintain certain data in the EEA, potentially involving substantial expense and causing us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
Further, our legal risk depends in part on our clients’ or other third parties’ adherence to data privacy laws and regulations and their use of our services in ways consistent with end user expectations. There can be no assurances that the privacy and security-related measures and safeguards we have put into place in relation to these third parties will be effective to protect us and/or the relevant personal information from the risks associated with the third-party processing of such data. We rely on representations made to us by clients, partners and providers that they will comply with all applicable laws, including all relevant data privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to data privacy laws and regulations. If our clients, partners or providers fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages and related possible investigation or other regulatory activity.
Adapting our business to enhanced and evolving privacy obligations across relevant jurisdictions could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of our platform and related offerings, therefore incurring unexpected compliance costs. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under existing and future data privacy laws, industry approaches that disfavor our platform and related offerings, and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.
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
We deploy technical and organizational measures, internal policy controls, and contractual measures to limit how identifying information is used and shared and to help honor consumer choices. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws. These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform and related offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our offerings, which could have an adverse effect on our business. In addition, public perception regarding data protection and privacy are significant in the programmatic advertising buying industry. Concerns about industry practices regarding the collection, use, and disclosure of personal data, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform or related offerings by current and future clients. For example, perception that our practices involve an invasion of privacy or are designed with insufficient protections, whether or not such practices are consistent with current or future laws, regulations, or industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings or certain features could be limited. All of this could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform and related offerings, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.
Third parties control our access to unique identifiers, and if the use of “third-party cookies” or other technology to uniquely identify devices or users is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by preference signals, technical changes on end users’ devices and web browsers, or our clients’ ability to use data, including on our platform or related offerings is otherwise restricted, our performance may decline, and we may lose advertisers and revenue.
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

Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s web browser, Chrome, has introduced new controls over third-party cookies and had announced plans to deprecate support for third-party cookies and user agent strings entirely beginning in 2025. In July 2024, Google announced that it was updating its plan for deprecation of cookies and would, at some point in the future, introduce a new experience in Chrome that allows users to indicate a preference of an undefined type that would apply in an unstated way to the user’s web browsing activity. Google has stated it will continue making its investments and testing various technologies under its label of “Privacy Sandbox” which may provide modified targeting and measurement functionality to digital advertising ecosystem participants as a limited replacement for the functionality currently provided through the use of third-party cookies. We believe that Google’s to-be-defined framework for browser-based user choice and its ongoing development of these technologies, which we expect to be technically complex and designed in a manner that does not favor us or our partners, has created and will likely continue to create industry uncertainty regarding the potential effects on user experience and advertiser targeting and measurement. Although we believe our platform is well-positioned to adapt to such changes, particularly with our Unified ID 2.0 offering, the impact of such changes remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel.
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
In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the ePrivacy Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation applies extra-territorially to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may further raise the bar for the use of cookies and the fines and penalties for breach may be significant. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and offerings to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.
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
Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical results of operations may not be necessarily indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include the following:
•changes in demand for programmatic advertising and for our platform, including those related to the seasonal nature of our clients’ spend on digital advertising campaigns;
•changes to availability of and pricing of competitive products and services, and their effects on our pricing;
•changes in the pricing, cost or availability of supplier-provided components of value-added services and data, including pricing structure changes and the alignment of our pricing model with our data partners;
•changes in our platform or related offerings, their features, and the mix of offerings that are adopted by our clients;
•the addition or loss of advertising agencies and advertisers as clients and other changes in our client base;
•changes in advertising budget allocations, agency affiliations or marketing strategies;
•changes to our media, client or channel mix;
•changes and uncertainty in the regulatory environment for us, advertisers, inventory providers, or others in the advertising industry, and the effects of our efforts and those of our clients and partners to address changes and uncertainty in the regulatory environment;
•changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ budgets or spend priorities, or could increase the time or costs required to complete advertising inventory sales;
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
•costs related to acquisitions of businesses or technologies and development of new offerings;

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
Our revenue, cash flow, results of operations and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spend on advertising campaigns. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for it. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods. Our historical revenue growth has lessened the impact of seasonality; however, seasonality could have a more significant impact on our revenue, cash flow and results of operations from period to period if our growth rate declines, if seasonal spend becomes more pronounced, or if seasonality otherwise differs from our expectations.
If we fail to offer sufficient client training and support, our business and reputation would suffer.
Because we offer a self-service platform with many proprietary and complex tools and functionalities, client training and support is important for the successful marketing and full utilization of our platform and for maintaining and increasing spend through our platform from existing and new clients. Providing this training and support requires that our platform operations personnel have specific domain knowledge and expertise along with the ability to train others, which makes it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality client service will increase as we expand our business and pursue new clients. If we are not responsive and proactive regarding our clients’ advertising needs, or do not provide effective support for our clients’ advertising campaigns, our ability to retain our existing clients would suffer and our reputation with existing or potential clients would be harmed, which would negatively impact our business.
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
We have expended significant resources to grow our business in recent years by improving and expanding our offerings, increasing our number of employees and growing internationally. Supporting our continued growth may require substantial financial and other resources to, among other things:
•develop our platform and related offerings, including by investing in our engineering team, creating, acquiring or licensing new offerings or certain features, and improving the availability and security of our platform and related offerings;
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
•cover expenses relating to data collection and use and consumer privacy compliance, including additional infrastructure, certain features, security, automation and personnel; and
•explore strategic acquisitions.
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
Our sales cycle for our platform and related offerings, from initial contact to contract execution and implementation, can take significant time. Our sales efforts involve educating our clients about the use, technical capabilities and benefits of our platform and related offerings. Some of our clients undertake an evaluation process that frequently involves not only our platform but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new clients and begin generating revenue from these new clients. Even if our sales efforts result in obtaining a new client, under our usage-based pricing model, the client controls when and to what extent it uses our platform. As a result, we may not be able to add clients or generate revenue as quickly as we may expect, which could harm our revenue growth rates.
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
We may also be involved in disputes with clients, and in the case of agencies, their advertisers, over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to resolve disputes with our clients, we may lose clients or clients may decrease their use of our platform and our financial performance and growth may be adversely affected. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for credit loss, which could harm our results of operations. In the future, credit loss may exceed reserves for such contingencies and our credit loss exposure may increase over time. Any increase in write-offs for credit loss could harm our business, financial condition and results of operations. Even if we are not paid by our clients on time or at all, we are still obligated to pay suppliers for the cost of advertising inventory, value-added services and data that clients purchase on our platform, and as a consequence, our business, financial condition and results of operations would be adversely impacted.
The effects of health epidemics have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.
Our business and operations have been, and could in the future be, adversely affected by health epidemics. The COVID-19 pandemic and efforts to control its spread curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and significantly impacted economic activity and financial markets. Many marketers decreased or paused their advertising spend as a response to the economic uncertainty, decline in business activity and other COVID-19-related impacts, which negatively impacted, and with respect to other future health epidemics, may negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict.
The economic uncertainty caused by future health epidemics may make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. The duration and extent of the impact from future health epidemics or other health events depend on future developments that cannot be accurately predicted at this time, including measures taken by governments, businesses and other organizations in response to such epidemic or other public health event, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our articles of incorporation provide that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of December 31, 2024, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.3% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the dual class nature of our common stock, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceedings, refer to “Item 3. Legal Proceedings.”
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
Our governing documents and Nevada law could discourage takeover attempts and other corporate governance changes.
Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions:
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that our board of directors is classified into three classes with staggered, three-year terms and that directors may only be removed by the affirmative vote of the holders of at least 66 2/3% of the voting power of the then-outstanding shares of capital stock that all of our stockholders would be entitled to cast in an election of directors;

•require super-majority voting to amend certain provisions in our articles of incorporation and bylaws;
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
•restrict the forum for certain litigation against us to Nevada;
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
In addition, we are subject to Nevada’s statute on combinations with interested stockholders. These provisions may prohibit large stockholders, in particular those owning 10% or more of the voting power of our outstanding voting stock, from merging or combining with us for a period of time.

Our articles of incorporation and bylaws designate certain state or federal courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, the state courts located in the State of Nevada will be, to the fullest extent permitted by law, the sole and exclusive forum for any state law claim for:
•any action, suit or proceeding brought in our name or right or on our behalf;
•any action asserting or based upon a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; or
•any action asserting a claim arising pursuant to, or to interpret, apply, enforce or determine the validity of, any provision of the Nevada Revised Statutes, our articles of incorporation or our bylaws or certain voting trust agreements to which we are a party or a stated beneficiary (collectively, the “Nevada Forum Provision”).
The Nevada Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Further, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our articles of incorporation and bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Nevada Forum Provision and the Federal Forum Provision, respectively; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Nevada Forum Provision and the Federal Forum Provision in our articles of incorporation and bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents (including, without limitation, any claims in respect of stockholder nominations of directors as permitted under our bylaws), which may discourage the filing of lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. In addition, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The state courts of the State of Nevada and the federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
The cybersecurity program is aligned with our enterprise risk framework. Members of our cybersecurity, enterprise risk management, engineering, finance and legal teams collaboratively assess the degree of risk to our business and operations from cybersecurity threats and incidents to develop incident response plans and risk mitigation practices. Risk is assessed across the potential technological, operational, financial, legal, regulatory and reputational impacts to our company, including the materiality of cybersecurity incidents pursuant to SEC disclosure rules.
Although we follow guidance from various standards related to cybersecurity and engage third-party attestation services to test controls relevant to our business, this does not imply that we meet any particular technical standards, specifications or requirements.
We have not identified risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, financial condition or results of operations. However, we remain subject to unknown or future cybersecurity threats that could materially affect us, including our business strategy, financial condition or results of operations. See “Item 1A. Risk Factors” for a discussion of various risks related to cybersecurity.
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
Our executive risk committee, which is comprised of our Chief Financial Officer, Chief Legal Officer and Senior Vice President, Engineering Operations, oversees the cybersecurity risk assessment and mitigation activities and receives regular reports from our cybersecurity team regarding the nature, timing and extent of incidents that occur across the Company’s internal environments and those disclosed by third-party service providers, if applicable. Our cybersecurity team is comprised of technically skilled professionals with computer science, cybersecurity assurance or other cybersecurity degrees and professional experience in monitoring, detecting, mitigating and preventing cybersecurity incidents and testing cybersecurity processes. The executive risk committee has expertise in the pertinent financial, legal, regulatory, operational and technical areas to assess the impact of cybersecurity risks and incidents across the business and oversee our response to and disclosure of such incidents. In particular, our Senior Vice President, Engineering Operations brings decades of technical experience to our executive risk committee along with technical education in computer engineering.
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

On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints alleged generally that the defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of a market-based performance award to our Chief Executive Officer (the “CEO Performance Option”). The plaintiffs sought a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On February 14, 2025, the court granted the motions to dismiss under Court of Chancery Rule 23.1 in their entirety with prejudice, finding that the plaintiffs did not allege facts sufficient to infer that at least half of our board of directors received a material benefit from the CEO Performance Option, lacked independence from Mr. Green, or faced a “substantial likelihood of liability” from having approved the CEO Performance Option. The order is subject to appeal.
On October 4, 2024, a stockholder filed a class action complaint in the Court of Chancery in the State of Delaware alleging claims for breach of contract against us and breach of fiduciary duties against our directors, in connection with our reincorporation from Delaware to Nevada. Gunderson v. The Trade Desk, Inc., No. 2024-1029 (Del. Ch.). On October 24, 2024, the plaintiff filed an amended complaint. The complaint sought, among other things, an order declaring that our conversion required approval by a supermajority of our stockholders and an order enjoining the November 14, 2024 stockholder vote on the proposed conversion. On October 28, 2024, the parties completed expedited briefing on cross motions for partial summary judgment regarding the causes of action asserted in the original complaint, and the court heard oral argument on the motions on October 30, 2024. On November 6, 2024, the court granted the defendants’ summary judgment motion and denied the plaintiff’s cross-motion, finding that the conversion did not require supermajority approval of our stockholders, and that the defendants did not breach their fiduciary duties by disclosing that the conversion required a vote of a simple majority of our stockholders. The plaintiff chose not to appeal. The case is now proceeding as to the plaintiff’s remaining claims that our directors breached their fiduciary duties because our reincorporation to Nevada was substantively and procedurally unfair, and that the transaction is not subject to the business judgment rule because it was not subject to approval by a special committee of the board or by a majority of the disinterested stockholders. The defendants have moved to dismiss, but no briefing schedule has been set.
On November 15, 2024, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of our corporate books and records related to the Nevada conversion, pursuant to 8 Del. C. § 220. On November 27, 2024, the parties agreed to stay the proceeding in exchange for the production of certain documents to the plaintiff; the court granted the stay the same day. The proceedings remain stayed.
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
Holders of Record
As of January 31, 2025, there were approximately 11 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our Class A or Class B common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any earnings to finance the operation and expansion of our business or to conduct repurchases of our Class A common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our earnings, capital requirements, results of operations, financial condition, business prospects and other factors that our board of directors considers relevant. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our financial condition, liquidity and capital resources. In addition, our Amended Credit Facility (as defined below) contains restrictions on our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our proxy statement relating to our 2025 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended December 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
October 1-31	214	$115.26	214	$496
November 1-30	38	$128.91	38	$491
December 1-31	209	$129.35	209	$464
	461		461
_______________
(1) On February 15, 2023, we announced that our board of directors approved a share repurchase program to repurchase up to $700 million of our Class A common stock, which commenced in February 2023 and has no expiration date. In February 2024, an additional $647 million was authorized under this program, bringing the total amount for future repurchases back to $700 million. In January 2025, we repurchased $28 million of our Class A common stock and an additional $564 million was authorized under this program, bringing the total amount for future repurchases to $1 billion. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The program does not obligate us to acquire a minimum amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors. See Note 9—Capitalization in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.
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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between December 31, 2019, and December 31, 2024, with the comparative cumulative total returns of the Standard & Poor’s (S&P) 500 Index, Nasdaq 100 Index and Russell 3000 Index over the same period. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends. However, the data for the S&P 500 Index, Nasdaq 100 Index and Russell 3000 Index assumes reinvestment of dividends. The graph assumes the closing market price on December 31, 2019, of $25.98 per share as the initial value of our Class A common stock after retroactive adjustment for the Stock Split.

The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.

500
400
300
200
100
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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
Overview
We offer a self-service, cloud-based ad-buying platform that empowers our clients to plan, manage, optimize and measure more expressive data-driven digital advertising campaigns. Our platform allows clients to execute integrated campaigns across ad formats and channels, including CTV and other video, display, audio, and native, on a multitude of devices, such as televisions, streaming devices, mobile devices, computers and digital-out-of-home devices. Our platform’s integrations with major inventory, publisher and data partners provide ad buyers reach and decisioning capabilities, and our enterprise APIs enable our clients to customize and expand platform functionality.
Our clients are advertising agencies, advertisers and other service providers for agencies or advertisers, with whom we enter into ongoing MSAs. We generate revenue by charging our clients a platform fee generally based on a percentage of our clients’ total spend on our platform and from providing value-added services and data to support their advertising campaigns.

Executive Summary
Highlights

	Year Ended December 31,		Change
	2024	2023	$	%

	(in millions, except percentages)
Revenue	$2,445	$1,946	$499	26%
Net income	$393	$179	$214	120%
Gross spend (1)	$12,041	$9,611	$2,430	25%
________

(1)
For internal management purposes, we utilize gross spend as a metric to assess our market share and scale, plan for optimal levels of support for our clients and measure our growth from existing clients. Gross spend measures the amount of a client’s spend on our platform for advertising inventory, value-added services and data; plus the platform fee, which is generally based on a percentage of a client’s total spend on our platform. We expect our take rate (revenue as a percentage of gross spend) to fluctuate due to the types of services rendered and client-selected features purchased through our platform and certain volume discounts. Other companies, including companies in our industry, may calculate gross spend or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Trends, Opportunities and Challenges
The growing digitization of media and fragmentation of audiences has increased the complexity of advertising, and thereby increased the need for automation in ad buying, which we provide on our platform. In order to grow, we will need to continue to develop our platform’s programmatic capabilities and expand our advertising inventory, value-added services and data to support our clients’ advertising campaigns. We believe that key opportunities include our ongoing global expansion, continuing development of our omnichannel ad inventory (including in channels such as CTV and other video, mobile, audio and others), adoption and utilization of retail data and continuing development and adoption of the data usage, measurement and targeting capabilities provided by our platform.
We believe that growth of the programmatic advertising market is important for our ability to grow our business. Adoption of programmatic advertising by advertisers allows us to acquire new clients and grow revenue from existing clients. Although our clients include some of the largest advertising agencies and advertisers in the world, we believe there is significant room for us to expand further within these clients and gain a larger amount of their advertising spend through our platform. We also believe that the industry trends noted above will lead to advertisers adopting programmatic advertising through platforms such as ours.
Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory we present to our clients. For example, we have expanded our CTV, audio and other advertising offerings through our integrations with supply-side partners and publishers.
We invest for long-term growth. We anticipate that our operating expenses will continue to increase in the foreseeable future as we invest in platform operations and technology and development to enhance our platform, including programmatic buying of CTV ad inventory, and hosting capabilities. We also anticipate that our sales and marketing expenses will continue to increase to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to continue making investments in our infrastructure, including our information technology, financial and administrative systems and controls to support our growing operations.
We believe the markets outside of the United States, and in particular across Europe and Asia in markets such as the U.K, Germany, France, China, Japan, India and Australia, offer opportunities for growth. However, such markets may also pose challenges related to compliance with local laws and regulations, restrictions on foreign ownership or investment, uncertainty related to trade relations and a variety of additional risks. We intend to make additional investments in sales and marketing and product development to expand in international markets where we are making significant investments in our platform and growing our team.
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
Factors Affecting Our Performance
Growth in and Retention of Client Spend
Our recent growth has been driven by expanding our share of spend by our existing clients and adding new clients. Our clients include some of the largest advertising agencies and advertisers in the world, and we believe there is significant room for us to expand further within these clients. As a result, future revenue growth depends upon our ability to retain our existing clients and to gain a larger amount of their spend through our platform in a highly competitive advertising market.
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
Ability to Expand our Omnichannel Reach, Including CTV, and Innovate across our Platform
We enable the purchase of advertising inventory in a wide variety of ad formats and channels, including CTV and other video, display, audio, and native, on a multitude of devices, such televisions, streaming devices, mobile devices, computers and digital-out-of-home devices. Our future growth will depend on our ability to maintain and grow the inventory and spend across these channels, in addition to continued growth in CTV. Our future growth will also depend on our ability to continue innovating and improving the technology underlying our platform and related offerings and enhancing their functionality, including the development of new or improved value-added services or the inclusion of additional data. We believe that our ability to integrate and offer CTV and other advertising inventory for purchase through our platform, our ability to continuously improve the features and functionality of our platform and related offerings and, in particular, our ability to manage the increased costs that will accompany these efforts, will impact the future growth of our business.
Growth of the Programmatic Advertising Market
Our operating results and prospects will be impacted by the overall adoption of programmatic advertising by inventory owners and content providers, as well as advertisers and the agencies and service providers that represent them. Programmatic advertising has grown rapidly in recent years, and any acceleration or slowing of this growth may affect our operating and financial performance. In addition, even if the programmatic advertising market continues to grow at its current rate, our ability to position ourselves within the market will impact the future growth of our business. Further, our ability to effectively manage our investments in infrastructure and headcount in response to this potential growth will impact our future profitability.
Development of International Markets
We have been increasing our focus on markets outside the United States to serve the global needs of our clients. As the middle class grows abroad, we believe that the global opportunity for programmatic advertising is significant and should continue to expand as publishers and advertisers outside the United States seek to adopt the benefits that programmatic advertising provides. To capitalize on this opportunity, we intend to continue investing in our presence internationally. Our growth and the success of our initiatives in newer markets will depend on the continued adoption of our platform by our existing clients, as well as new clients, in these markets. Information about geographic concentrations of our business is set forth in Note 12—Segment and Geographic Information.
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
Components of Our Results of Operations
We have one primary business activity and one operating segment.
Revenue
We generate revenue from clients who enter into agreements with us to use our platform to purchase advertising inventory, value-added services and data. We charge our clients for total spend on our platform, which includes spend and fees on advertising inventory, value-added services and data to support those purchases, in addition to the platform fee that is generally based on a percentage of our clients’ total spend on the platform. Generally, we report revenue on a net basis, which represents gross billings net of amounts we pay suppliers for the cost of advertising inventory, supplier-provided components of value-added services and data (collectively, “Supplier Components”).
Accounts receivable is recorded at the amount of gross billings to clients, net of allowances, for the amounts we are responsible to collect; and our accounts payable are recorded at the amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Revenue as a percentage of gross spend may fluctuate due to the types of services rendered and client-selected features purchased through our platform and certain volume discounts. We expect that our revenue as a percentage of gross spend will fluctuate in the future, especially as we introduce new and enhanced platform features on our platform that are adopted by our clients, expand our omnichannel capabilities, extend our reach to more CTV and other inventory and add additional clients whose businesses may have different underlying business models.
Refer to “Critical Accounting Policies and Estimates—Revenue Recognition” below for a description of our revenue recognition policies.
Operating Expenses
We classify our operating expenses into the following four categories and allocate overhead such as information technology infrastructure, rent, office support and occupancy charges based on headcount for these categories:
Platform Operations. Platform operations expense consists of expenses related to hosting our platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (“QPS”), purchasing data used to inform and improve the platform and providing support to our clients. Platform operations expense includes hosting costs, personnel costs, data-related costs and amortization of capitalized software costs for platform development. Personnel costs include salaries, bonuses, stock-based compensation, employee benefit costs and travel for personnel who support our platform and provide our clients with platform support. We capitalize certain costs associated with the development of our platform, which are amortized in platform operations expense over their estimated useful lives.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of QPS through our platform, invest in our hosting capabilities and hire additional personnel to support our clients.
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs, commission costs and travel, for our sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, marketing events, advertising and promotional and other marketing activities. Commissions costs are expensed as incurred.
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
Technology and Development. Technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and travel as well as third-party consultant costs associated with the ongoing development of our platform and related offerings as well as integrations with our advertising inventory and data suppliers. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization. We record capitalized software development costs related to platform development in other assets, non-current in our consolidated balance sheets, and we amortize those costs in platform operations expense.
We believe that continued investment in our platform is critical to attaining our strategic objectives and long-term growth. Therefore, we expect technology and development expense to increase as we continue to invest in the development of our platform to support additional platform features and functionality, increase the number of advertising inventory and data suppliers and support the anticipated increase in volume of advertising spend on our platform. Our development efforts also include additional platform functionality to support our international expansion. We also intend to invest in technology to further automate our business processes.
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and travel associated with our executive, finance, legal, human resources, compliance and other administrative personnel, as well as accounting and legal professional services fees, local business taxes and fees and credit loss expense. General and administrative expenses also include stock-based compensation expense related to the CEO Performance Option.
We expect to continue to invest in corporate infrastructure to support growth. Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase in absolute dollars in future periods.
Other Income, Net
Interest Expense. Interest expense is mainly related to our debt, which carries a variable interest rate.
Interest Income. Interest income is mainly related to our cash, cash equivalents and short-term investments, which carry variable interest rates.
Foreign Currency Exchange Loss (Gain), Net. Foreign currency exchange loss (gain), net consists primarily of gains and losses on foreign currency transactions net of gains and losses on foreign currency forwards. We do not designate foreign currency forwards as hedges for accounting purposes. We have foreign currency exposure related to our accounts receivable and, to a much lesser extent, accounts payable that are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar and Singapore Dollar.
Provision for Income Taxes
The provision for income taxes consists primarily of U.S. federal, state and foreign income taxes. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate, and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We evaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period. Our income tax provision may also be affected by the timing of vesting and/or exercise of our stock-based awards. The extent of the impact may be subject to volatility resulting from changes in our stock price and volume of transactions by employees.

Our effective tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to research and development tax credits, tax benefits associated with employee exercises of stock options and vesting of restricted stock, nondeductible stock-based compensation and foreign tax rate differences and state taxes.
Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence, both positive and negative. Objectively verifiable evidence includes our realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards during the year.
We maintain a full valuation allowance against our U.K. net deferred tax assets, based on the history of cumulative losses and the conclusion that future taxable profit may not be available for the utilization of the deferred tax assets for U.K. income tax purposes. We expect to maintain this valuation allowance for the near term, until it becomes more likely than not that the benefit of these U.K. deferred tax assets will be realized by way of expected future taxable income. To the extent sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and may result in a material income tax benefit for the period in which such release is recorded.
Refer to Note 11—Income Taxes for additional information.
Results of Operations for the Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
The following discusses the results of our operations for the year ended December 31, 2024 compared with the year ended December 31, 2023. For a discussion of the results of our operations for the year ended December 31, 2023 compared with the year ended December 31, 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with SEC on February 15, 2024. References to “Notes” are notes to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”
The following table sets forth our consolidated results of operations for the periods presented.

	For the Year Ended December 31,
	2024		2023
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$2,444,831	100%	$1,946,120	100%
Operating expenses:
Platform operations	472,012	19%	365,598	19%
Sales and marketing	546,517	22%	447,970	23%
Technology and development	463,319	19%	411,794	21%
General and administrative	535,816	22%	520,278	27%
Total operating expenses	2,017,664	83%	1,745,640	90%
Income from operations	427,167	17%	200,480	10%
Total other income, net	(80,135)	(3)%	(67,515)	(3)%
Income before income taxes	507,302	21%	267,995	14%
Provision for income taxes	114,226	5%	89,055	5%
Net income	$393,076	16%	$178,940	9%
__________________
Note: Percentages may not sum due to rounding.
Revenue
Revenue increased by $499 million, or 26%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by more campaigns executed by existing clients, new clients and higher spend per campaign.

Revenue as a percentage of gross spend in the aggregate may fluctuate from period to period based on our client mix, changes in our platform or related offerings and the extent to which clients utilize our platform’s value-added services and data.
Platform Operations
Platform operations expense increased by $106 million, or 29%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to increases of $80 million in hosting costs and $21 million in personnel costs, which included an $8 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs related to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to the increase in stock-based compensation driven by new equity awards and the impact of the rising stock price on our 2024 employee stock purchase plan (the “ESPP”); an increase in platform support by engineers; headcount growth; an increase in taxes on equity awards; and an increase in travel.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform, invest in our hosting capabilities and hire additional personnel to support our growth.

Sales and Marketing
Sales and marketing expense increased by $99 million, or 22%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to increases of $84 million in personnel costs, which included a $23 million increase in stock-based compensation, $10 million in allocated facilities costs and $5 million in marketing costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients; an increase in incentive compensation driven by gross spend growth; and an increase in travel. The increase in stock-based compensation was primarily driven by new equity awards and the impact of the rising stock price on the ESPP. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, sponsorships and client engagement.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense increased by $52 million, or 13%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to increases of $43 million in personnel costs, which included an $18 million increase in stock-based compensation, and $7 million in allocated facilities costs. The increase in personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform, an increase in taxes on equity awards and an increase in travel. The increase in stock-based compensation was due to a $32 million increase primarily driven by new equity awards and the impact of the rising stock price on the ESPP; this was partially offset by the cancellation of unvested equity awards for our former Chief Technology Officer (“CTO”) in 2023, which resulted in the recognition of $14 million in incremental stock-based compensation in the year ended December 31, 2023, that did not recur in the year ended December 31, 2024. Refer to Note 10—Stock-Based Compensation for further detail. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect technology and development expense to increase in absolute dollars as we continue to invest in the development of our platform and related offerings to support additional platform features and functionality, increase the number of advertising inventory and data suppliers and support the anticipated increase in volume of advertising spend by our clients on our platform. We also intend to invest in technology to further automate our business processes.
General and Administrative
General and administrative expense increased by $16 million, or 3%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to increases of $33 million in personnel costs and $28 million in administrative costs, partially offset by a $46 million decrease in stock-based compensation. The increase in personnel costs was primarily due to increased headcount to support our growth, an increase in travel and an increase in taxes on equity awards. The increase in administrative costs was primarily driven by increases in external professional fees and local business taxes. The decrease in stock-based compensation was primarily driven by a $70 million decrease from the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $24 million increase primarily driven by new equity awards as well as the impact of the rising stock price on the ESPP.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure to support growth. For additional information regarding the CEO Performance Option, refer to Note 10— Stock-Based Compensation.
Other Income, Net
Total other income, net increased by $13 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to higher interest income on our cash and cash equivalents and short-term investments driven by higher amounts invested as well as rising portfolio interest rates.
Provision for Income Taxes
The difference between the effective tax rate in 2024 of 23% and the U.S. federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation and the impact of taxes in foreign and state jurisdictions, partially offset by the impact of excess tax benefits associated with stock-based awards and research and development tax credits. For 2024, the provision for income taxes included $73 million of excess tax benefits associated with stock-based awards and $29 million of research and development tax credits.
The difference between the effective tax rate in 2023 of 33% and the U.S. federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation and the impact of taxes in foreign and state jurisdictions, partially offset by the impact of excess tax benefits associated with stock-based awards and research and development tax credits. For 2023, the provision from income taxes included $53 million of excess tax benefits associated with stock-based awards and $23 million of research and development tax credits.
Refer to Note 11—Income Taxes for additional information.
Liquidity and Capital Resources
As of December 31, 2024, we had working capital of $2,463 million, which included $1,369 million in cash and cash equivalents, $88 million of which was held by our international subsidiaries, and $552 million in short-term investments in marketable securities. Additionally, we had $442 million available under our Amended Credit Facility (refer to the “Credit Facility” section below). For the year ended December 31, 2024, we generated $739 million in cash flows from operating activities.
We believe our existing cash and cash equivalents, cash flow from operations and our undrawn available balance under our Amended Credit Facility will be sufficient to meet our working capital requirements and investments we make from time to time for at least the next 12 months. We believe our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our share repurchase program. Further, we have a shelf registration statement on Form S-3 on file with the SEC (the “Shelf Registration”), which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K.
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
As of December 31, 2024, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $442 million as of December 31, 2024, which is net of outstanding letters of credit of $8 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of December 31, 2024, we were in compliance with all covenants.
For additional information regarding the Amended Credit Facility, refer to Note 7—Debt.
Share Repurchase Program
In February 2023, our board of directors approved a share repurchase program to repurchase our Class A common stock. The share repurchase program, which has no expiration date, is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors.
As of December 31, 2023, $53 million remained available and authorized for repurchases. In February 2024, an additional $647 million was authorized under this program, bringing the total amount available for future repurchases back to $700 million. During the year ended December 31, 2024, we repurchased and subsequently retired 2.5 million shares of our Class A common stock for an aggregate repurchase amount of $236 million. The repurchase amounts included in the consolidated statements of stockholders’ equity included immaterial amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the IRA. As of December 31, 2024, $464 million remained available and authorized for repurchases. In January 2025, we repurchased $28 million of our Class A common stock and an additional $564 million was authorized under this program, bringing the total amount for future repurchases to $1 billion.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$739,456	$598,322
Net cash used in investing activities	$(157,513)	$(107,593)
Net cash used in financing activities	$(107,609)	$(626,106)

Operating Activities
Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients and related payments to our suppliers for Supplier Components. We typically pay suppliers in advance of collections from our clients. Our collection and payment cycles can vary from period to period. In addition, we expect seasonality to impact cash flows from operating activities on a sequential quarterly basis during the year.
In 2024, cash provided by operating activities of $739 million resulted primarily from net income adjusted for noncash items of $949 million and a net decrease from our operating assets and liabilities of $209 million. The net decrease was primarily due to a $474 million increase in accounts receivable, a $42 million decrease in operating lease liabilities and a $39 million increase in prepaid expenses and other assets, partially offset by a $299 million increase in accounts payable and a $47 million increase in accrued expenses and other liabilities. The increase in accounts receivable resulted primarily from the growth of our business and the timing of cash receipts from clients. The decrease in operating lease liabilities was due primarily to rent payments. The increase in prepaid expenses and other assets was primarily due to the prepayment of certain travel costs, office lease deposits and software, networking and infrastructure costs to support our platform. The increase in accounts payable was due to the growth of our business and the timing of payments to suppliers for Supplier Components. The increase in accrued expenses and other liabilities was primarily due to an increase in income tax liability driven by the current income tax provision net of tax payments; an increase in various accrued personnel-related costs primarily driven by headcount growth, growth in our business and the timing of accruals and payments; and an increase in the liability related to the ESPP for employee contributions toward the upcoming purchase of shares.
In 2023, cash provided by operating activities of $598 million resulted primarily from net income adjusted for noncash items of $721 million and a net decrease from our operating assets and liabilities of $123 million. The net decrease was primarily due to a $554 million increase in accounts receivable, a $53 million decrease in operating lease liabilities and a $27 million increase in prepaid expenses and other assets, partially offset by a $475 million increase in accounts payable and a $36 million increase in accrued expenses and other liabilities. The increase in accounts receivable resulted primarily from the growth of our business and the timing of cash receipts from clients. The decrease in operating lease liabilities was due primarily to rent payments. The increase in prepaid expenses and other assets was primarily due to the prepayment of personnel travel costs and certain software, networking and infrastructure costs to support our platform. The increase in accounts payable was due to the growth of our business and the timing of payments to suppliers for Supplier Components. The increase in accrued expenses and other liabilities was primarily due to the timing of payment of accrued payroll and incentive compensation costs, partially offset by a decrease in the income tax liability driven by tax payments net of the current income tax provision.
Investing Activities
Our primary investing activities consist of investing in short-term marketable securities, capital expenditures for property and equipment for the expansion of facilities to support our hosting capabilities and growing headcount as well as capital expenditures to develop our software in support of enhancing our platform. As our business grows, we expect our capital expenditures to increase, and our other investment activity may increase.
In 2024, we used $158 million of cash in investing activities, consisting of $98 million to purchase property and equipment, $50 million of net purchases of short-term investments and $9 million of investments in capitalized software.
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
In 2024, we used $108 million of cash in financing activities, consisting of $235 million of cash paid for repurchases of Class A common stock and $139 million of taxes paid for restricted stock award settlements, partially offset by $216 million of proceeds from stock option exercises and $50 million of proceeds from the ESPP.
In 2023, we used $626 million of cash in financing activities, consisting of $647 million of cash paid for repurchases of Class A common stock and $79 million of taxes paid for restricted stock award settlements, partially offset by $61 million of proceeds from stock option exercises and $38 million of proceeds from the ESPP.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at December 31, 2024 other than the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of non-cancelable operating leases for our various office and hosting facilities, and other contractual commitments consisting of obligations primarily to our hosting services, hardware providers and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
	2025	2026 and Thereafter	Total
Operating lease commitments	$46,378	$615,906	$662,284
Other contractual commitments	165,268	147,802	313,070
Total	$211,646	$763,708	$975,354
As of December 31, 2024, our total amount of gross unrecognized tax benefits was $107 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. Due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our consolidated financial statements. Accordingly, no material amounts have been recorded at December 31, 2024.
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

Revenue Recognition
We generate revenue from clients who enter into agreements with us to use our platform to purchase advertising inventory, value-added services and data. We charge our clients for total spend on our platform, which includes spend and fees on advertising inventory, value-added services and data to support those purchases, in addition to the platform fee that is generally based on a percentage of our clients’ total spend.
Generally, we report revenue net of amounts we pay suppliers for Supplier Components. Judgment is required to determine whether we are the principal and report revenue on a gross basis for Supplier Components or the agent and report revenue on a net basis for the amount of fees charged to the client. In this assessment, we consider if we obtain control of the specified service before it is transferred to the client, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk and discretion in establishing price.
From time to time, we may enter into agreements with data suppliers where the purchased data is used to inform and improve our platform, generally at no additional charge to our clients outside of our standard fees. Costs associated with this data (“data-related costs”) are recorded in platform operations expense.
For additional information regarding revenue and the assumptions used for determining our revenue recognition refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock awards and units (collectively, “restricted stock”), and awards granted under the ESPP is measured and recognized in our consolidated financial statements based on the fair value of the awards granted. In October 2021, we granted the CEO Performance Option under the 2016 Incentive Award Plan. The fair values of our ESPP and stock option awards are estimated on the grant date using the Black-Scholes option-pricing model, except for the CEO Performance Option that was estimated using the Monte Carlo valuation model. The fair value of restricted stock is calculated using the closing market price of our common stock on the date of grant.
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
Determining the fair value of stock options and ESPP awards requires judgment, and the models described above require the input of subjective assumptions such as the estimate of the volatility of the underlying common stock and the derived service period of the CEO Performance Option. For stock options granted in 2024, we determined the expected term of our stock options using historical option exercise behavior after obtaining sufficient historical exercise data. Prior to 2024, we applied the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. This change did not materially impact stock-based compensation expense.
On May 28, 2024, our stockholders approved the ESPP, an amendment and restatement of the original 2016 Employee Stock Purchase Plan (the “2016 ESPP”). The changes from the 2016 ESPP to the ESPP included removing the ten-year plan expiration date and changing the offering period commencement dates on future offering periods from May 16th and November 16th to May 15th and November 15th, respectively. Existing offering periods under the 2016 ESPP continue unchanged under the ESPP, and the provision for annual increases in shares authorized for grant under the ESPP will still end on and include January 1, 2026. These changes did not materially impact our financial statements for the year ended December 31, 2024. We do not currently expect the new or modified provisions of the ESPP to materially impact our financial statements in future periods.
For additional information regarding stock-based compensation and the assumptions used for determining the fair value of stock options and ESPP awards, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies and Note 10—Stock-Based Compensation.

Income Taxes
Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate, changes to the evaluation of the realizability of our deferred tax assets and changes to other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimate based on changes in economic conditions. Regarding the realizability of deferred tax assets, and the determination of their valuation allowance, actual taxable income could differ from projected taxable income in future periods. Such changes could have a substantial impact on the income tax provision and deferred income tax assets and liabilities. We evaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange rate risk.
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Amended Credit Facility, which accrues interest at a variable rate, and our short-term investments. No amount was owed on our Amended Credit Facility as of December 31, 2024. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of December 31, 2024, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $6 million annually.
Foreign Currency Exchange Rate Risk
We have foreign currency exchange rate risk related to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of December 31, 2024, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $36 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
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

Item 8. Financial Statements and Supplementary Data
THE TRADE DESK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Trade Desk, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Trade Desk, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company maintains agreements with each client and supplier in the form of master service agreements, which set out the terms of the relationship and access to the Company’s platform. The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, value-added services and data to support those campaigns. The Company recognizes revenue at a point in time when a transaction is completed, which is when a bid is won and the client’s purchase occurs through the platform. The Company reports revenue net of amounts it pays suppliers for the cost of advertising inventory, supplier-provided components of value-added services and data. For the year ended December 31, 2024, the Company’s revenue was $2,445 million.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is the high degree of audit effort in performing procedures related to client purchases through the Company’s platform to recognize revenue.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness and accuracy of the revenue recognized, including both manual and automated controls operating over the information generated from the Company’s platform and the calculation of revenue invoices based on client purchases. These procedures also included, among others (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos; (ii) tracing transactions not settled to a detailed listing of accounts receivable; (iii) confirming a sample of outstanding client invoice balances at year end and, for confirmations not returned, obtaining and inspecting source documents, including invoices, master service agreements, subsequent cash receipts, and recalculating amounts due, where applicable; and (iv) testing the completeness and accuracy of underlying information provided by management.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 21, 2025
We have served as the Company’s auditor since 2015.

THE TRADE DESK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,369,463	$895,129
Short-term investments, net	552,026	485,159
Accounts receivable, net of allowance for credit losses of $11,244 and $12,826 as of December 31, 2024 and 2023, respectively	3,330,343	2,870,313
Prepaid expenses and other current assets	84,626	63,353
TOTAL CURRENT ASSETS	5,336,458	4,313,954
Property and equipment, net	209,332	161,422
Operating lease assets	263,761	197,732
Deferred income taxes	230,214	154,849
Other assets, non-current	72,186	60,730
TOTAL ASSETS	$6,111,951	$4,888,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,631,213	$2,317,318
Accrued expenses and other current liabilities	177,760	137,996
Operating lease liabilities	64,492	55,524
TOTAL CURRENT LIABILITIES	2,873,465	2,510,838
Operating lease liabilities, non-current	247,723	180,369
Other liabilities, non-current	41,618	33,261
TOTAL LIABILITIES	3,162,806	2,724,468
Commitments and contingencies (Note 13)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 452,182 and 444,997 shares issued and outstanding as of December 31, 2024 and 2023, respectively Class B, 95,000 shares authorized; 43,919 and 43,919 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	2,594,896	1,967,265
Retained earnings	354,249	196,954
TOTAL STOCKHOLDERS’ EQUITY	2,949,145	2,164,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,111,951	$4,888,687
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,444,831	$1,946,120	$1,577,795
Operating expenses:
Platform operations	472,012	365,598	281,123
Sales and marketing	546,517	447,970	337,975
Technology and development	463,319	411,794	319,876
General and administrative	535,816	520,278	525,167
Total operating expenses	2,017,664	1,745,640	1,464,141
Income from operations	427,167	200,480	113,654
Other expense (income):
Interest income, net	(78,842)	(68,508)	(12,755)
Foreign currency exchange loss (gain), net	(1,293)	993	(961)
Total other income, net	(80,135)	(67,515)	(13,716)
Income before income taxes	507,302	267,995	127,370
Provision for income taxes	114,226	89,055	73,985
Net income	$393,076	$178,940	$53,385
Earnings per share:
Basic	$0.80	$0.37	$0.11
Diluted	$0.78	$0.36	$0.11
Weighted-average shares outstanding:
Basic	490,879	489,261	486,937
Diluted	501,924	500,182	499,925
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class A and B Common Stock (1)		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	483,441	$—	$915,177	$612,129	$1,527,306
Exercise of common stock options	4,497	—	47,525	—	47,525
Issuance of common stock under employee stock purchase plan	1,121	—	33,062	—	33,062
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,409	—	(48,595)	—	(48,595)
Stock-based compensation	—	—	502,656	—	502,656
Net income	—	—	—	53,385	53,385
Balance as of December 31, 2022	490,468	—	1,449,825	665,514	2,115,339
Exercise of common stock options	5,232	—	60,525	—	60,525
Issuance of common stock under employee stock purchase plan	886	—	38,482	—	38,482
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	2,450	—	(78,516)	—	(78,516)
Repurchases of Class A common stock	(10,120)	—	—	(647,500)	(647,500)
Stock-based compensation	—	—	496,949	—	496,949
Net income	—	—	—	178,940	178,940
Balance as of December 31, 2023	488,916	—	1,967,265	196,954	2,164,219
Exercise of common stock options	5,768	—	218,410	—	218,410
Issuance of common stock under employee stock purchase plan	1,118	—	47,994	—	47,994
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	2,804	—	(139,095)	—	(139,095)
Repurchases of Class A common stock	(2,505)	—	—	(235,781)	(235,781)
Stock-based compensation	—	—	500,322	—	500,322
Net income	—	—	—	393,076	393,076
Balance as of December 31, 2024	496,101	$—	$2,594,896	$354,249	$2,949,145
____________

(1)	Refer to Note 9—Capitalization for discussion of the Company’s two classes of common stock.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$393,076	$178,940	$53,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,490	80,418	54,425
Stock-based compensation	494,699	491,621	498,642
Deferred income taxes	(76,903)	(61,597)	(11,507)
Noncash lease expense	57,403	48,955	44,115
Provision for expected credit losses on accounts receivable	853	2,960	3,203
Other	(7,881)	(20,379)	622
Changes in operating assets and liabilities:
Accounts receivable	(474,227)	(554,012)	(291,747)
Prepaid expenses and other current and non-current assets	(38,783)	(26,815)	50,655
Accounts payable	298,919	475,463	187,119
Accrued expenses and other current and non-current liabilities	46,564	35,681	8,168
Operating lease liabilities	(41,754)	(52,913)	(48,346)
Net cash provided by operating activities	739,456	598,322	548,734
INVESTING ACTIVITIES:
Purchases of investments	(679,539)	(608,379)	(553,295)
Sales of investments	—	—	1,977
Maturities of investments	629,088	555,806	338,829
Purchases of property and equipment	(98,238)	(46,790)	(84,160)
Capitalized software development costs	(8,824)	(8,230)	(7,725)
Net cash used in investing activities	(157,513)	(107,593)	(304,374)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(234,784)	(646,597)	—
Proceeds from exercise of stock options	216,281	60,525	47,525
Proceeds from employee stock purchase plan	49,989	38,482	33,062
Taxes paid related to net settlement of restricted stock awards	(139,095)	(78,516)	(48,595)
Net cash provided by (used in) financing activities	(107,609)	(626,106)	31,992
Increase (decrease) in cash and cash equivalents	474,334	(135,377)	276,352
Cash and cash equivalents—Beginning of year	895,129	1,030,506	754,154
Cash and cash equivalents—End of year	$1,369,463	$895,129	$1,030,506
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$158,579	$151,899	$4,211
Cash paid for interest	$986	$967	$995
Cash paid for operating lease liabilities	$68,378	$63,256	$57,862
Operating lease assets obtained in exchange for operating lease liabilities	$132,050	$27,237	$29,881
Capitalized assets financed by accounts payable	$20,508	$4,684	$2,166
Tenant improvements paid by lessor	$6,869	$—	$1,453
Stock-based compensation included in capitalized software development costs	$5,623	$5,328	$4,014
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations
The Trade Desk, Inc. (the “Company”) is a global technology company that empowers buyers of advertising. Through the Company’s self-service, cloud-based platform, ad buyers can create, manage and optimize more expressive data-driven digital advertising campaigns across ad formats and channels, including connected television (“CTV”) and other video, display, audio, and native, on a multitude of devices, such as televisions, streaming devices, mobile devices, computers and digital-out-of-home devices. The Company’s platform integrations with major inventory, publisher and data partners provide ad buyers reach and decisioning capabilities, and the Company’s enterprise application programming interfaces (“APIs”) enable its clients to customize and expand platform functionality.
The Company was originally incorporated in November 2009 and is a Nevada corporation. The Company is headquartered in Ventura, California with offices in various cities in North America, Europe, Asia and Australia.
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
Management regularly evaluates its estimates, primarily those related to: (1) allowances for credit losses, (2) operating lease assets and liabilities, including the incremental borrowing rate and terms and provisions of each lease (3) the useful lives of property and equipment and capitalized software development costs, (4) income taxes, (5) assumptions used in the option pricing models to determine the fair value of stock-based compensation and (6) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
As of December 31, 2024, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors, such as changes in interest and foreign currency exchange rates, inflation, supply chain disruptions and economic growth continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.
Revenue Recognition
The Company generates revenue from clients who enter into agreements with the Company to use its platform to purchase advertising inventory, value-added services and data. The Company charges its clients for total spend on its platform, which includes spend and fees on advertising inventory, value-added services and data to support those purchases, in addition to the platform fee that is generally a percentage of a client’s total spend.
The Company determines revenue recognition through the following steps:
•Identification of a contract with a client;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;

•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when or as the performance obligations are satisfied.
The Company maintains agreements with each client and supplier in the form of master service agreements (“MSAs”), which set out the terms of the relationship and access to the Company’s platform. The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, value-added services and data to support those campaigns. The Company recognizes revenue at a point in time when a transaction is completed, which is when a bid is won and the client’s purchase occurs through the platform. The transaction price is determined based on the consideration the Company expects to be entitled in exchange for the completion of the transaction. The associated fees are generally not subject to refund or adjustment after a bid is won. Historically, any refunds and adjustments have not been material.
Generally, the Company reports revenue net of amounts it pays suppliers for the cost of advertising inventory, supplier-provided components of value-added services and data (collectively, “Supplier Components”). Judgment is required to determine whether the Company is the principal and reports revenue on a gross basis for Supplier Components or the agent and reports revenue on a net basis for the fees charged to the client. In making this assessment, the Company considers whether it obtains control of a specified service before it is transferred to the client, including indicators such as the party primarily responsible for fulfillment, inventory risk and discretion in establishing price. Considering these factors, generally, the Company determined that it is an agent because it does not control the Supplier Components as it does not have primary responsibility for fulfillment, inventory risk or pricing latitude.
From time to time, the Company may enter into agreements with data suppliers where the purchased data is used to inform and improve the platform, generally at no additional charge to clients outside of the standard fees. Costs associated with this data (“data-related costs”) are recorded in platform operations expense.
The Company generally bills clients for their spend on advertising inventory they purchase through the platform and platform fees, value-added services and data, net of allowances (“Gross Billings”). When clients have direct payment relationships with advertising inventory suppliers, the Company does not bill these clients for the cost of advertising inventory. The Company invoices its clients monthly for the purchases occurring during the month. Typically, invoice payment terms are between 30 to 90 days. However, certain agency clients have sequential liability terms where payment is not due to the Company until the agency has received payment from its advertiser clients. Accounts receivable is recorded based on Gross Billings, which are the amounts the Company is responsible to collect. Accounts payable is recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Refer to Note 12—Segment and Geographic Information for geographic information related to Gross Billings.
Operating Expenses
The Company classifies its operating expenses into the following four categories and allocates overhead such as information technology infrastructure, rent, office support and occupancy charges based on headcount for these categories:
Platform Operations. Platform operations expense consists of expenses related to hosting the Company’s platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (“QPS”), purchasing data used to inform and improve the platform and providing support to clients. Platform operations expense includes hosting costs, personnel costs, data-related costs and amortization of capitalized software costs for platform development. Personnel costs include salaries, bonuses, stock-based compensation, employee benefit costs and travel for personnel who support the platform and provide clients with platform support. The Company capitalizes certain costs associated with platform development in other assets, non-current on its consolidated balance sheet and amortizes these costs into platform operations expense over their estimated useful lives.
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs, commission costs and travel, for the Company’s sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, marketing events, advertising and promotional and other marketing activities. Commissions costs are expensed as incurred.
Technology and Development. Technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and travel, as well as third-party consultant costs associated with the ongoing development of the Company’s platform and related offerings as well as integrations with advertising inventory and data suppliers. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in other assets, non-current on the Company’s consolidated balance sheet. The Company amortizes capitalized software development costs relating to the Company’s platform to platform operations expense.
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and travel associated with the Company’s executive, finance, legal, human resources, compliance and other administrative personnel, as well as accounting and legal professional services fees, local business taxes and fees and credit loss expense. Stock-based compensation in general and administrative expenses also includes expense related to the CEO Performance Option, which was granted in 2021.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock awards and units (collectively, “restricted stock”) and awards granted under the Company’s amended and restated 2024 employee stock purchase plan (“ESPP”) is measured and recognized in the consolidated financial statements based on the fair value of the awards granted.
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
Expected Term. For stock options granted in 2024, the Company determined its expected term from the Company’s historical option exercise behavior. Prior to 2024, there was insufficient historical data relating to stock option exercises, and the Company applied the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The change in the expected term estimate methodology for stock options, upon obtaining sufficient historical exercise data, did not materially impact stock-based compensation expense. For ESPP awards, the expected term is the time period from the grant date to the respective purchase dates included within each offering period.
Volatility. The Company determines its price volatility based on a blend of its historical volatility, based on daily price observations over a period equivalent to the expected term of the award, and implied volatilities from its traded options. Prior to 2020, the Company determined the price volatility based on a blend of the historical volatilities of a publicly traded peer group, implied volatilities and its historical volatility.
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
The assumptions, judgments and estimates relative to the current income tax provision take into account current tax laws, their interpretation and possible results of foreign and domestic tax audits. Changes in tax law, and their interpretation, could significantly impact the income taxes provided in the Company’s consolidated financial statements.
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
Cash, Cash Equivalents and Marketable Securities
The Company classifies all investments that are readily convertible to known amounts of cash and have maturities of three months or less from the date of purchase as cash equivalents, which consist primarily of money market funds and commercial paper, and those with stated maturities of greater than three months as marketable securities, which primarily consist of corporate debt securities, commercial paper and U.S. government and agency securities. Investments in marketable securities with maturities beyond one year are also classified as short-term available-for-sale securities based on their highly liquid nature and because they are available for current operations.

Cash equivalents and marketable securities are carried at fair value. Realized gains and losses are recognized in other expense (income) on the consolidated statement of operations. Unrealized gains and losses, net of taxes, are included in stockholders' equity. The Company uses Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (“ASC”) 326 or “CECL”), to assess the investment portfolio for impairment at the individual security level and evaluates all securities in an unrealized loss position to determine if the impairment is credit related (resulting in realized credit loss, recorded in earnings) or non-credit related (resulting in an unrealized loss, recorded in stockholders' equity). The Company has not recorded any impairment charges for unrealized losses in the periods presented. Credit losses recorded in the statements of operations for the years ended 2024, 2023 and 2022 were not material.
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
For the years ended December 31, 2024 and 2023, the Company’s assessment considered business and market disruptions caused by macroeconomic factors, such as changes in interest and foreign currency exchange rates, inflation, economic growth, supply chain disruptions, and estimates of credit defaults by industry. The Company continues to monitor the financial implications of these macroeconomic factors on expected credit losses by reviewing the allowance for credit losses on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.
The following table presents changes in the accounts receivable allowance for credit losses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$12,826	$10,477	$7,374
Add: provision for expected credit losses	853	2,960	3,203
Less: write-offs, net of recoveries	(2,435)	(611)	(100)
Ending balance	$11,244	$12,826	$10,477
Property and Equipment, Net
Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the following estimated useful lives:

Years
Computer and networking equipment	2 – 3
Purchased software	3 – 5
Furniture, fixtures and office equipment	5
Leasehold improvements	*
____________
*Leasehold improvements are depreciated on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter.

Repair and maintenance costs are charged to expense as incurred, while improvements are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s operating results.
Capitalized Software Development Costs
The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure (“capitalized software development costs”), which are included in other assets, non-current. These costs include personnel and benefit-related expenses for employees who are directly associated with and devote time to software development projects, and external direct costs of materials and services consumed in developing or obtaining the software. Software development costs that do not qualify for capitalization, as further discussed below, are expensed as incurred and recorded in technology and development expense in the consolidated statements of operations.
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
Cloud Computing Arrangements
Cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its CCAs that are service contracts, which are included in other assets, non-current. The Company amortizes capitalized implementation costs in a CCA using a straight-line method over the life of the service contract. The Company capitalized $2 million of CCA implementation costs in 2024 and $4 million of CCA implementation costs in 2023. CCA implementation costs had a gross capitalized value of $14 million and $12 million as of December 31, 2024 and 2023, respectively, and accumulated amortization of $9 million and $6 million as of December 31, 2024 and 2023, respectively. Amortization expense was $3 million, $2 million and $2 million for 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022 there were no material impairment charges to CCA implementation costs.
Operating Leases
The Company enters into operating leases for its offices, which have lease terms generally up to 10 years, some of which include options to extend the leases or to terminate the leases with proper notification. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company does not have finance leases.
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
Our cash equivalents and short-term investments in marketable securities are classified within Level 1 or Level 2 of the fair value hierarchy because their fair value is derived from quoted market prices or alternative pricing sources and models utilizing observable market data. The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments. The carrying value of the line of credit approximates fair value based on borrowing rates currently available to the Company for financing with similar terms and were determined to be Level 2.
Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. To date, no material impairments have been recorded on those assets.
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions, and its cash levels exceed the Federal Deposit Insurance Corporation federally insured limits. Short-term investments consist of investments in high-credit quality corporate debt securities, commercial paper, U.S. government securities and U.S. government agency securities.
If all of the Company’s individual client contractual relationships were aggregated at the holding company level, one holding company would represent more than 10% of Gross Billings in 2024, 2023 and 2022. In 2024, one holding company accounted for 14% of Gross Billings. In 2023, one holding company accounted for 12% of Gross Billings. In

2022, one holding company accounted for 11% of Gross Billings. The Company generally does not have contractual relationships with holding companies. Rather, in most cases, the Company enters into separate contracts and billing relationships with various of their individual agencies and account for those agencies as separate clients.
As of December 31, 2024, three clients each accounted for at least 10%, and collectively accounted for 42%, of consolidated accounts receivable. As of December 31, 2023, two clients each accounted for at least 10%, and collectively accounted for 31%, of consolidated accounts receivable.
As of December 31, 2024, two suppliers each accounted for at least 10%, and collectively accounted for 36%, of consolidated accounts payable. As of December 31, 2023, two suppliers each accounted for at least 10% and collectively accounted for 31% of consolidated accounts payable.
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
The Company enters into forward contracts to hedge foreign currency exposures related primarily to the Company’s foreign currency denominated accounts receivable. The Company does not designate the foreign exchange forward contracts as hedges for accounting purposes and changes in the fair value of the foreign exchange forward contracts are recorded in foreign currency exchange loss (gain), net in the accompanying consolidated statements of operations. Cash flows at settlement of such foreign exchange forward contracts are classified as operating activities in the consolidated statements of cash flows. The Company’s forward contracts generally have terms of 30-60 days. As of December 31, 2024, and 2023, the Company had open forward contracts with aggregate notional amounts of $272 million and $263 million, respectively. The fair value of the open forward contracts was not material.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which includes requirements to report significant segment expenses, requirements for entities with a single reportable segment to provide all disclosures otherwise required under Topic 280 and requirements to report segment information on an interim basis, among other clarifications and requirements. The Company adopted this guidance in this Annual Report on Form 10-K in its Notes to Consolidated Financial Statements. The disclosures are included in Note 12—Segment and Geographic Information. There was no impact to the Company’s consolidated balance sheets, statements of operations, statements of stockholders’ equity or statements of cash flows.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information and consistent categories in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of specific expense categories included in the expense captions presented on the statements of operations. The new guidance does not change the expense captions on the statements of operations. In January 2025, the FASB issued ASU No. 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) which clarified the effective date of ASU No. 2024-03. The guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and for interim periods beginning with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2028. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its disclosures.

Note 3—Earnings Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$393,076	$178,940	$53,385
Denominator:
Weighted-average shares outstanding—basic	490,879	489,261	486,937
Effect of dilutive securities	11,045	10,921	12,988
Weighted-average shares outstanding—diluted	501,924	500,182	499,925
Basic earnings per share	$0.80	$0.37	$0.11
Diluted earnings per share	$0.78	$0.36	$0.11
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	284	5,580	10,707
Note 4—Property and Equipment, Net
Major classes of property and equipment were as follows (in thousands):

	As of December 31,
	2024	2023
Computer and networking equipment	$189,821	$145,424
Purchased software	14,016	10,424
Furniture and fixtures	29,551	25,632
Construction in progress (1)	34,537	8,487
Leasehold improvements	156,423	129,992
	424,348	319,959
Less: Accumulated depreciation	(215,016)	(158,537)
	$209,332	$161,422
____________

(1)	Includes leasehold improvement projects that are not yet ready for intended use.
Depreciation expense for years ended December 31, 2024, 2023 and 2022 was $67 million, $62 million and $42 million, respectively. For the years ended December 31, 2024, 2023 and 2022 there were no material impairment charges to property and equipment.
Note 5—Capitalized Software Development Costs
Capitalized software development costs, included in other assets, non-current, were as follows (in thousands):

	As of December 31,
	2024	2023
Capitalized software development costs, gross	$26,834	$32,333
Less: Accumulated amortization	(12,213)	(15,432)
Capitalized software development costs, net	$14,621	$16,901

Amortization expense was $16 million, $14 million and $7 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022 there were no material impairment charges to capitalized software development costs.
Note 6—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of December 31, 2024
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$218,448	$—	$218,448
Level 1:
Money market funds	1,031,413	—	1,031,413
Level 2:
Commercial paper	101,163	129,879	231,042
Corporate debt securities	3,498	281,775	285,273
U.S. government and agency securities	14,941	140,372	155,313
Total	$1,369,463	$552,026	$1,921,489

	As of December 31, 2023
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$289,512	$—	$289,512
Level 1:
Money market funds	560,673	—	560,673
Level 2:
Commercial paper	36,013	168,224	204,237
Corporate debt securities	—	185,465	185,465
U.S. government and agency securities	8,931	131,470	140,401
Total	$895,129	$485,159	$1,380,288
The Company’s gross unrealized gains and losses from its short-term investments, recorded at fair value, for the years ended December 31, 2024, 2023 and 2022 were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

December 31, 2024
Due in one year	$474,180
Due in one to two years	77,846
Total	$552,026
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
As of December 31, 2024, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $442 million as of December 31, 2024, which is net of outstanding letters of credit of $8 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of December 31, 2024, the Company was in compliance with all covenants.
Note 8—Leases
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$56,787	$48,866	$51,918
Short-term lease cost	2,231	1,898	1,668
Variable lease cost	16,414	12,901	9,140
Sublease income	(42)	(2,208)	(2,490)
Total lease cost	$75,390	$61,457	$60,236
Supplemental information related to leases were as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term	4.9 years	5.2 years
Weighted-average discount rate	4.3%	3.6%

Maturities of lease commitments as of December 31, 2024 were as follows (in thousands):

Year	Amount
2025	$46,378
2026	88,351
2027	70,560
2028	103,919
2029	94,818
Thereafter	258,258
Total undiscounted lease commitments	662,284
Less: commitments for leases not yet commenced	(307,252)
Less: interest	(42,817)
Present value of lease liabilities	312,215
Less: operating lease liabilities, current	(64,492)
Operating lease liabilities, non-current	$247,723
Note 9—Capitalization
The Class A and Class B common stock have the same rights and preferences including rights to dividends, except the Class B is entitled to ten votes per share and the Class A is entitled to one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company’s articles of incorporation, including, without limitation, certain transfers for tax and estate planning purposes. The Company’s articles of incorporation provides that all Class B common stock will convert automatically into Class A common stock on December 22, 2025 unless converted prior to such date.
The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock.
In February 2023, the Company’s board of directors approved a share repurchase program to repurchase its Class A common stock. The share repurchase program, which has no expiration date, is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of the Company’s board of directors.
As of December 31, 2023, $53 million remained available and authorized for repurchases. In February 2024, an additional $647 million was authorized under this program, bringing the total amount available for future repurchases back to $700 million. During the year ended December 31, 2024, the Company repurchased and subsequently retired 2.5 million shares of its Class A common stock for an aggregate repurchase amount of $236 million. The repurchase amounts included in the consolidated statements of stockholders’ equity included immaterial amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”). As of December 31, 2024, $464 million remained available and authorized for repurchases. In January 2025, the Company repurchased $28 million of its Class A common stock and an additional $564 million was authorized under this program, bringing the total amount for future repurchases to $1 billion. Activity under the share repurchase program was recognized in the consolidated financial statements on a trade-date basis.

Note 10—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Platform operations	$29,310	$21,048	$18,285
Sales and marketing	99,135	75,924	64,442
Technology and development	138,393	120,823	94,822
General and administrative	227,861	273,826	321,093
Total	$494,699	$491,621	$498,642
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
For the years ended December 31, 2024, 2023 and 2022, the Company recognized tax benefits on total stock-based compensation expense, which are reflected in the provision for income taxes in the consolidated statements of operations, of $73 million, $53 million and $48 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the tax benefit realized related to restricted stock vested and stock options exercised during the period was $129 million, $91 million and $72 million, respectively.
Stock-Based Award Plans
The Company is authorized to issue stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based and cash-based awards under its 2016 Incentive Award Plan. As of December 31, 2024, 94.9 million shares remained available for grant under the Company’s 2016 Incentive Award Plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 4% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. On January 1, 2025, the number of shares authorized for grant under the Company’s 2016 Incentive Award Plan was increased by 19.8 million shares in accordance with plan provisions.
Stock Options, Excluding the CEO Performance Option
Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	12,258	$31.05
Granted	2,451	82.63
Exercised	(4,353)	27.98
Expired/Forfeited	(543)	67.00
Outstanding as of December 31, 2024	9,813	$43.31	6.0	$728,343
Exercisable as of December 31, 2024	6,299	$26.33	4.5	$574,475

The fair value of options on the date of grant was estimated based on the Black-Scholes option pricing model. The weighted-average assumptions used to value options granted to employees for the periods presented were as follows:

	Year Ended December 31,
	2024	2023	2022
Expected term (years)	4.0	6.0	6.0
Expected volatility	58.5%	64.4%	66.5%
Risk-free interest rate	4.70%	3.71%	2.91%
Estimated dividend yield	—%	—%	—%
The weighted-average grant date fair value per share of stock options granted for the years ended December 31, 2024, 2023 and 2022 and were $40.82, $38.69 and $37.65, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 were $333 million, $276 million and $232 million, respectively.
Stock-based compensation expense related to stock options was $62 million, $58 million and $49 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the Company had unrecognized stock-based compensation relating to stock options of approximately $138 million, which is expected to be recognized over a weighted-average period of 2.7 years.
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
The CEO Performance Option has a one-year holding period with respect to the sale or transfer of vested shares, with the exception that shares may be transferred during the holding period to cover withholding tax obligations in connection with such exercise and transfers to the CEO’s immediate family for estate planning purposes or in connection with charitable or philanthropic activities. Due to the holding period, the Company applied a discount to reflect the non-transferability of the shares.

The following summarizes CEO Performance Option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	19,200	$68.29
Granted	—	—
Exercised	(1,415)	68.29
Expired/Forfeited	—	—
Outstanding as of December 31, 2024	17,785	$68.29	6.8	$875,741
Exercisable as of December 31, 2024	3,385	$68.29	6.8	$166,685
The total intrinsic value of options exercised under the CEO Performance Option during the year ended December 31, 2024, was $71 million. There were no options exercised under the CEO Performance Option during the years ended December 31, 2023 and 2022. On November 8, 2024, the second tranche of the CEO Performance Option vested upon certification by the Company’s board of directors, resulting in 2.4 million of additional exercisable options. The vesting of the second tranche did not result in any acceleration of stock-based compensation expense as the tranche’s expense had been fully recognized. Stock-based compensation expense of $128 million, $198 million and $262 million for the CEO Performance Option was recorded as a component of general and administrative expense during the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $73 million that is expected to be recognized over a weighted-average period of 0.9 years, assuming no acceleration of vesting.
Restricted Stock
Restricted stock awards generally vest over four years, subject to the holder’s continued service through the vesting date. The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	10,546	$62.22
Granted	4,966	87.23
Vested	(4,266)	62.89
Forfeited	(1,049)	67.05
Unvested as of December 31, 2024	10,197	$73.62
Stock-based compensation expense related to restricted stock was $270 million, $212 million and $137 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $693 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
In September 2016, the Company established an employee stock purchase plan with 8.0 million shares of Class A common stock available for issuance (the “2016 ESPP”). On May 28 2024, the Company’s ESPP was approved. As of December 31, 2024, 17.6 million shares remained available for grant under the ESPP. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 8.0 million shares, (b) 1% of the Class A common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (c) such smaller number of shares as determined by the Company’s board of directors. This annual increase in shares authorized for grant under the ESPP will end on and include January 1, 2026. On January 1, 2025, the number of shares available for issuance under the Company’s ESPP increased by 4.5 million shares in accordance with plan provisions.

The ESPP provides for offering periods generally up to two years, with purchases occurring and new offering periods commencing generally every six months. ESPP purchases generally occur on May 15th and November 15th each year. Under the ESPP, offering periods that commenced prior to May 28, 2024, continue unchanged. Starting with the offering period that commenced in November 2024, new offering periods generally begin on May 15th and November 15th each year. Prior to May 28, 2024, offerings generally commenced on May 16th and November 16th each year. The ESPP will continue without an expiration date until terminated by the plan administrator. None of the amendments to the ESPP materially impacted the consolidated financial statements.
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
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term (years)	0.6	0.9	1.0
Expected volatility	44.0%	60.3%	74.1%
Risk-free interest rate	4.66%	4.95%	2.53%
Estimated dividend yield	—%	—%	—%
The ESPP has a six-month holding period with respect to the sale or transfer of common stock purchased. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. Stock-based compensation expense related to the ESPP was $35 million, $24 million and $50 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $28 million, which is expected to be recognized over a weighted-average period of 0.5 years.
Note 11—Income Taxes
The following are the domestic and foreign components of the Company’s income before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$579,338	$328,853	$169,891
Foreign	(72,036)	(60,858)	(42,521)
Income before income taxes	$507,302	$267,995	$127,370

The following are the components of the provision for income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$147,802	$120,049	$61,904
State and local	33,019	24,827	34,797
Foreign	8,770	5,000	3,068
Total current provision	189,591	149,876	99,769
Deferred:
Federal	(57,454)	(51,822)	(2,380)
State and local	(14,853)	(7,842)	(23,465)
Foreign	(3,058)	(1,157)	61
Total deferred provision	(75,365)	(60,821)	(25,784)
Total provision for income taxes	$114,226	$89,055	$73,985
A reconciliation of the statutory tax rate to the effective tax rate for the periods presented is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	2.8	5.0	7.0
Foreign income at other than U.S. rates (1)	4.1	6.2	9.5
Stock-based compensation	(0.9)	8.3	31.0
Meals and entertainment	0.6	1.0	0.4
Nondeductible compensation	0.4	0.3	1.6
Research and development credit	(5.8)	(8.7)	(11.8)
Other permanent items	0.3	0.1	(0.6)
Effective income tax rate	22.5%	33.2%	58.1%
____________

(1)	For the years ended December 31, 2024, 2023, and 2022, includes the impact of the valuation allowance associated with the United Kingdom (“U.K.”). For additional information, see discussion below.

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities (in thousands):

	As of December 31,
	2024	2023
Reserves and allowances	$5,931	$8,401
Accrued expenses	13,761	12,217
Net operating losses	292,022	231,597
Research and development tax credit	22,948	18,220
Stock-based compensation	23,431	25,727
Prepaid expenses	(1,167)	(944)
Property and equipment	(27,171)	(27,952)
Intangibles (1)	161,060	180,573
Capitalized software development costs	181,862	112,736
Operating lease assets	(57,846)	(39,826)
Operating lease liabilities	69,493	48,153
Other	4,495	1,776
Valuation allowance	(458,605)	(415,829)
Total deferred tax assets, net	$230,214	$154,849
____________

(1)	As of December 31, 2024 and 2023, includes intangibles associated with international restructuring, net of amortization, offset by a reserve for uncertain tax position. See discussion below.
Realization of the Company’s deferred tax assets is dependent primarily on the generation of future taxable income. As of each reporting date, the Company’s management considers historical, as well as future, projected taxable income along with other objectively verifiable evidence, both positive and negative. Objectively verifiable evidence includes the realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards during the year. During 2024, management recorded an additional $43 million to maintain a full valuation allowance against its U.K. net deferred tax assets, based on the history of cumulative losses and the conclusion that future taxable income may not be available for the utilization of the deferred tax assets for U.K. income tax purposes. The Company expects to maintain this valuation allowance for the near term, until it becomes more likely than not that the benefit of these U.K. deferred tax assets will be realized by way of expected future taxable income. To the extent sufficient positive evidence becomes available, the Company may release all or a portion of its valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and may result in a material income tax benefit for the period in which such release is recorded.
As of December 31, 2024, the Company had state and foreign net operating loss carryforwards of approximately $9 million and $1,263 million, respectively. The state and foreign net operating loss carryforwards are subject to limitations under applicable state and foreign tax law. State net operating loss carryforwards have varied expiration years beginning in 2036. Foreign net operating losses carry forward indefinitely.
As of December 31, 2024, the Company had state and foreign research and development tax credits of approximately $35 million and $4 million, respectively, which can be carried forward as prescribed under applicable state and foreign tax law. State and foreign research and development tax credits carry forward indefinitely.
As of December 31, 2024, unremitted earnings of the subsidiaries outside of the United States were approximately $11 million, on which no deferred tax liability has been recorded. The Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.
As of December 31, 2024, the Company had gross unrecognized tax benefits of approximately $107 million, $73 million of which is a reduction to deferred tax assets and the remaining $34 million which would affect the Company’s effective tax rate if recognized. As of December 31, 2023, the Company had gross unrecognized tax benefits of approximately $98 million, $71 million of which is a reduction to deferred tax assets and the remaining $27 million which would affect the Company’s effective tax rate if recognized.
The following table presents changes in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022 (1)
Beginning balance	$97,703	$90,932	$86,331
Increases related to prior year tax positions	881	229	—
Decreases related to prior year tax positions	—	—	(84)
Increases related to current year tax positions	8,405	6,601	4,685
Settlements	—	(59)	—
Expiration of statute of limitations	—	—	—
Ending balance	$106,989	$97,703	$90,932
____________
(1)Includes the impact of a statutory rate change in the U.K.
Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2024 were not material.
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
The Company remains subject to examination for its federal and state tax returns for the periods 2015 through 2023, and 2019 through 2023, respectively. The majority of the Company’s foreign subsidiaries remain subject to examination by local taxing authorities for 2018 and subsequent years.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. This legislation did not impact the Company’s provision for income taxes or effective tax rate in 2024. The Company does not currently expect that the legislation will have a material impact on its provision for income taxes or effective tax rate during the near term. The Company continues to monitor for evolving tax legislation in the individual jurisdictions in which it operates and for changes to its operations that could be impacted by legislation. The final outcome may be materially different from the Company’s expectations.
Note 12—Segment and Geographic Information
The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who manages the Company and reviews financial information on a consolidated basis. The Company has one primary business activity, its advertising technology platform, as described in Note 1 – Nature of Operations. The platform is used by clients globally in a similar manner across geographies, channels and verticals. Accordingly, the Company operates in one operating segment on a consolidated basis: advertising technology platform.
The Company’s segment generates revenue from clients who enter into agreements with the Company to use its self-service, cloud-based ad buying platform. The accounting policies of the advertising technology platform segment are the same as those described in Note 2 – Basis of Consolidation and Summary of Significant Accounting Policies.
Consolidated net income in the consolidated statements of operations is the measure of financial profit and loss most closely aligned with generally accepted accounting principles that is used by the CEO to assess performance against the Company’s annual financial plan as well as to allocate resources, such as decisions regarding headcount goals, significant contracts, internal investments and other items.

The CEO is not regularly provided significant expense information at a greater level of disaggregation than those expenses reported on the consolidated statements of operations. The nature of those expenses is disclosed in Note 2 – Basis of Consolidation and Summary of Significant Accounting Policies- Operating Expenses.
As the Company only has one operating segment, revenue, expenses and net income are disclosed in the consolidated statements of operations, and depreciation and amortization expense is disclosed in the consolidated statements of cash flows. Significant non-cash items and expenditures for long-lived assets are disclosed in the consolidated statements of cash flows and in Note 10 – Stock-Based Compensation. Segment assets are reported on the consolidated balance sheets as total assets. The Company does not have intra-entity sales or transfers. The following includes interest expense and interest income (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest expense	$1,514	$1,656	$4,014
Interest income	(80,356)	(70,164)	(16,769)
Interest income, net	$(78,842)	$(68,508)	$(12,755)
Gross Billings, based on the address of the clients or client affiliates, net of allowances, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$10,244,266	$8,216,446	$6,696,743
International	1,508,501	1,214,207	937,824
Total	$11,752,767	$9,430,653	$7,634,567
Generally, the Company bills clients based on Gross Billings and reports revenue net of amounts it pays suppliers for the cost of Supplier Components. The Company’s accounts receivable are recorded at the amount of Gross Billings for the amounts it is responsible to collect, and accounts payable are recorded at the net amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	As of December 31,
	2024	2023
United States	$366,188	$278,998
International	106,905	80,156
Total	$473,093	$359,154
Note 13—Commitments and Contingencies
As of December 31, 2024, the Company had non-cancelable operating lease commitments for office and hosting space that were recorded as operating lease liabilities on the consolidated balance sheets. Refer to Note 8—Leases for additional information regarding lease commitments.

As of December 31, 2024, the Company had non-cancelable commitments primarily to its hosting services, hardware providers and providers of software as a service. As of December 31, 2024, these purchase obligations were as follows (in thousands):

Year	Amount
2025	$165,268
2026	127,426
2027	20,376
2028	—
2029	—
$313,070
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon the Company to provide indemnification under such agreements, but there are no claims of which the Company is aware that could have a material effect on the Company’s balance sheet, statement of operations or statement of cash flows. Accordingly, no material amounts have been recorded as of December 31, 2024 and 2023.
The Company is under audit by various domestic and foreign tax authorities. The Company believes that the amount of losses or any estimable range of possible losses with respect to these matters will not, either individually or in the aggregate, have a material adverse effect on its business and consolidated financial statements. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations.
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
On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints alleged generally that the defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs sought a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On February 14, 2025, the court granted the motions to dismiss under Court of Chancery Rule 23.1 in their entirety and with prejudice, finding that the plaintiffs did not allege facts sufficient to infer that at least half of the Company’s board of directors received a material benefit from the CEO Performance Option, lacked independence from Mr. Green, or faced a “substantial likelihood of liability” from having approved the CEO Performance Option. The order is subject to appeal.
On October 4, 2024, a stockholder filed a class action complaint in the Court of Chancery in the State of Delaware alleging claims for breach of contract against the Company and breach of fiduciary duties against the Company’s directors, in connection with the Company’s reincorporation from Delaware to Nevada. Gunderson v. The Trade Desk, Inc., No. 2024-1029 (Del. Ch.). On October 24, 2024, the plaintiff filed an amended complaint. The complaint sought, among other things, an order declaring that the Company’s conversion required approval by a supermajority of the Company’s stockholders and an order enjoining the November 14, 2024 stockholder vote on the conversion. On October 28, 2024, the parties completed expedited briefing on cross motions for partial summary judgment regarding the causes of action asserted in the original complaint, and the court heard oral argument on the motions on October 30, 2024. On November 6, 2024, the court granted the defendants’ summary judgment motion and denied the plaintiff’s cross-motion, finding that the conversion did not require supermajority approval of the Company’s stockholders, and that the defendants did not breach their fiduciary duties by disclosing that the conversion required a vote of a simple majority of the Company’s stockholders. The plaintiff chose not to appeal. The case is now proceeding as to the plaintiff’s remaining claims that the Company’s directors breached their fiduciary duties because the reincorporation to Nevada was substantively and procedurally unfair, and that the transaction is not subject to the business judgment rule because it was not subject to approval by a special committee of the board or by a majority of the disinterested stockholders. The defendants have moved to dismiss, but no briefing schedule has been set.
On November 15, 2024, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records related to the Nevada conversion, pursuant to 8 Del. C. § 220. On November 27, 2024, the parties agreed to stay the proceeding in exchange for the production of certain documents to the plaintiff; the court granted the stay the same day. The proceedings remain stayed.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 31, 2024, our Class II Director, Gokul Rajaram, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 21,321 shares of our Class A common stock. The plan was originally adopted on March 15, 2024, and was originally scheduled to terminate at the earlier of the execution of all trading orders in the plan or May 30, 2025.
On December 13, 2024, our Chief Financial Officer, Laura Schenkein, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 283,167 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or December 1, 2025.
During the quarter ended December 31, 2024, none of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our proxy statement relating to our 2025 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference.
We have adopted insider trading policies and procedures, which are included as Exhibit 19.1 to this Annual Report on Form 10-K, that govern the purchase, sale and other dispositions of our securities by directors, officers and employees. These policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards.
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
3. Exhibits
Exhibits required to be filed as part of this report are:

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Filing Date	Number

2.1	Plan of Conversion of The Trade Desk, Inc.	8-K	11/18/2024	2.1
3.1	Articles of Incorporation of The Trade Desk, Inc.	8-K	11/18/2024	3.1
3.2	Bylaws of The Trade Desk, Inc.	8-K	11/18/2024	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.					X
4.3	Form of Class B Common Stock Certificate.					X
4.4	Description of Securities.					X
10.1*	Loan and Security Agreement, dated as of June 15, 2021, among The Trade Desk, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	6/16/2021	10.1
10.2*	Amendment No. 1 to Loan and Security Agreement, dated as of December 17, 2021, among The Trade Desk, Inc., the lenders and credit issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	2/16/2022	10.2
10.3*	Amendment No. 2 to Loan and Security Agreement, dated as of February 9, 2023, among The Trade Desk, Inc., the lenders and credit issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	2/15/2023	10.3
10.4(a)+	The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(a)
10.4(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(b)
10.4(c)+	Exercise Notice under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(c)
10.5(a)+	The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(a)
10.5(b)+	First Amendment to The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-8	9/22/2016	99.2
10.5(c)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(b)
10.5(d)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan (with accelerated vesting).	S-1/A	9/6/2016	10.6	(c)

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Filing Date	Number

10.5(e)+	Exercise Notice under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(d)
10.6(a)+	The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(a)
10.6(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(b)
10.6(c)+	Form of Restricted Stock Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	8-K	12/30/2016	10.1
10.6(d)+	Form of Restricted Stock Unit Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	8-K	12/30/2016	10.2
10.7+	Form of Indemnification Agreement.	S-1	8/22/2016	10.8
10.8+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Jeff T. Green.	10-Q	5/11/2017	10.2
10.9+	Employment Agreement, dated as of August 24, 2020 between The Trade Desk, Inc. and Jay Grant.	10-Q	11/6/2020	10.1
10.10+	Performance Stock Option Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan, dated as of October 6, 2021, between The Trade Desk, Inc. and Jeff Green.	8-K	10/8/2021	10.1
10.11+	Amendment No. 1 to Employment Agreement, dated as of October 6, 2021, between The Trade Desk, Inc. and Jeff Green.	8-K	10/8/2021	10.2
10.12+	The Trade Desk, Inc. Non-Employee Director Compensation Policy.	10-K	2/16/2022	10.16
10.13+	Employment Agreement, dated May 24, 2023 between The Trade Desk, Inc. and Laura Schenkein.	10-Q	8/9/2023	10.1
10.14+	Employment Agreement, dated March 22, 2024 between The Trade Desk, Inc. and Samantha Jacobson.	10-Q	5/10/2024	10.1
10.15+	The Trade Desk, Inc. 2024 Employee Stock Purchase Plan.	10-Q	8/8/2024	10.1
10.16+	Form of Indemnification Agreement.					X
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Filing Date	Number

97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	2/15/2024	97.1
101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.sch	Inline XBRL Taxonomy Schema Linkbase Document				X
101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.def	Inline XBRL Taxonomy Definition Linkbase Document				X
101.lab	Inline XBRL Taxonomy Label Linkbase Document				X
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+	Indicates a management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2025.

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

Signature	Title	Date
/s/ JEFF T. GREEN	Chief Executive Officer, Director (principal executive officer)	February 21, 2025
Jeff T. Green

/s/ LAURA SCHENKEIN	Chief Financial Officer (principal financial officer and principal accounting officer)	February 21, 2025
Laura Schenkein

/s/ LISE J. BUYER	Director	February 21, 2025
Lise J. Buyer

/s/ ANDREA CUNNINGHAM	Director	February 21, 2025
Andrea Cunningham

/s/ KATHRYN E. FALBERG	Director	February 21, 2025
Kathryn E. Falberg

/s/ SAMANTHA JACOBSON	Director	February 21, 2025
Samantha Jacobson

	Director	February 21, 2025
Alex Kayyal

/s/ GOKUL RAJARAM	Director	February 21, 2025
Gokul Rajaram

/s/ DAVID B. WELLS	Director	February 21, 2025
David B. Wells