Form 10-Q
period 2025-03-31
Trade Desk, Inc.
filed 2025-05-08
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 448,135,991 shares of Class A common stock and 43,302,678 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,118,545	$1,369,463
Short-term investments, net	621,826	552,026
Accounts receivable, net of allowance for credit losses of $11,679 and $11,244 as of March 31, 2025 and December 31, 2024, respectively	3,051,928	3,330,343
Prepaid expenses and other current assets	64,036	84,626
TOTAL CURRENT ASSETS	4,856,335	5,336,458
Property and equipment, net	251,019	209,332
Operating lease assets	279,039	263,761
Deferred income taxes	228,948	230,214
Other assets, non-current	90,100	72,186
TOTAL ASSETS	$5,705,441	$6,111,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,398,948	$2,631,213
Accrued expenses and other current liabilities	210,813	177,760
Operating lease liabilities	72,301	64,492
TOTAL CURRENT LIABILITIES	2,682,062	2,873,465
Operating lease liabilities, non-current	262,667	247,723
Other liabilities, non-current	44,028	41,618
TOTAL LIABILITIES	2,988,757	3,162,806
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 448,016 and 452,182 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively Class B, 95,000 shares authorized; 43,303 and 43,919 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,712,166	2,594,896
Retained earnings	4,518	354,249
TOTAL STOCKHOLDERS’ EQUITY	2,716,684	2,949,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,705,441	$6,111,951
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$616,021	$491,253
Operating expenses:
Platform operations	142,839	103,630
Sales and marketing	152,743	121,725
Technology and development	132,402	107,686
General and administrative	133,585	129,555
Total operating expenses	561,569	462,596
Income from operations	54,452	28,657
Other expense (income):
Interest income, net	(20,132)	(16,661)
Foreign currency exchange gain, net	(1,185)	(715)
Total other income, net	(21,317)	(17,376)
Income before income taxes	75,769	46,033
Provision for income taxes	25,091	14,373
Net income	$50,678	$31,660
Earnings per share:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06
Weighted-average shares outstanding:
Basic	494,927	488,551
Diluted	502,944	498,192
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	488,916	$—	$1,967,265	$196,954	$2,164,219
Exercise of common stock options	719	—	10,804	—	10,804
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	620	—	(26,806)	—	(26,806)
Repurchases of Class A common stock	(1,527)	—	—	(125,370)	(125,370)
Stock-based compensation	—	—	112,048	—	112,048
Net income	—	—	—	31,660	31,660
Balance as of March 31, 2024	488,728	$—	$2,063,311	$103,244	$2,166,555

Balance as of December 31, 2024	496,101	$—	$2,594,896	$354,249	$2,949,145
Exercise of common stock options	597	—	6,478	—	6,478
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	782	—	(29,457)	—	(29,457)
Issuance of common stock relating to business acquisition	127	—	10,299	—	10,299
Repurchases of Class A common stock	(6,288)	—	—	(400,409)	(400,409)
Stock-based compensation	—	—	129,950	—	129,950
Net income	—	—	—	50,678	50,678
Balance as of March 31, 2025	491,319	$—	$2,712,166	$4,518	$2,716,684
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$50,678	$31,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,985	21,742
Stock-based compensation	128,253	110,620
Noncash lease expense	16,962	12,751
Provision for expected credit losses on accounts receivable	492	40
Other	(11,876)	1,125
Changes in operating assets and liabilities:
Accounts receivable	282,336	238,147
Prepaid expenses and other current and non-current assets	20,018	3,331
Accounts payable	(234,666)	(220,196)
Accrued expenses and other current and non-current liabilities	29,105	(104)
Operating lease liabilities	(13,854)	(13,644)
Net cash provided by operating activities	291,433	185,472
INVESTING ACTIVITIES:
Purchases of investments	(231,580)	(159,731)
Maturities of investments	165,114	147,794
Purchases of property and equipment	(59,113)	(7,224)
Capitalized software development costs	(2,660)	(1,958)
Business acquisition	(4,350)	—
Net cash used in investing activities	(132,589)	(21,119)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(386,250)	(125,280)
Proceeds from exercise of stock options	7,940	10,804
Taxes paid relating to net settlement of restricted stock awards	(31,452)	(26,806)
Net cash used in financing activities	(409,762)	(141,282)
Increase (decrease) in cash and cash equivalents	(250,918)	23,071
Cash and cash equivalents—Beginning of period	1,369,463	895,129
Cash and cash equivalents—End of period	$1,118,545	$918,200
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$16,819	$15,716
Operating lease assets obtained in exchange for operating lease liabilities	$32,304	$16,875
Capitalized assets financed by accounts payable	$22,011	$3,135
Repurchases of Class A common stock in accrued expenses and other current and non-current liabilities	$16,059	$90
Assets acquired in a business combination, included in other assets, non-current, in exchange for Class A common stock	$10,299	$—
Tenant improvements paid by lessor	$5,144	$—
Stock-based compensation included in capitalized software development costs	$1,697	$1,428
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Nature of Operations
The Trade Desk, Inc. (the “Company”) is a global technology company that empowers buyers of advertising. Through the Company’s self-service, cloud-based platform, ad buyers can create, manage and optimize more expressive data-driven digital advertising campaigns across ad formats and channels, including connected television (“CTV”) and other video, display, audio and native, on a multitude of devices, such as televisions, streaming devices, mobile devices, computers and digital-out-of-home devices. The Company’s platform integrations with major inventory, publisher and data partners provide ad buyers reach and decisioning capabilities, and the Company’s enterprise application programming interfaces (“APIs”) enable its clients to customize and expand platform functionality.
The Company was originally incorporated in November 2009 and is a Nevada corporation. The Company is headquartered in Ventura, California with offices in various cities in North America, Europe, Asia and Australia.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.
There have been no material changes to the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2024, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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
Management regularly evaluates its estimates, primarily those relating to: (1) allowances for credit losses, (2) income taxes, including the realizability of deferred tax assets and the recognition of valuation allowances, (3) assumptions used in the option pricing models to determine the fair value of stock-based compensation, (4) operating lease assets and liabilities, including the Company’s incremental borrowing rate and terms and provisions of each lease, (5) the recognition and disclosure of contingent liabilities, (6) the useful lives of long-lived assets and (7) the fair values and recoverable amounts of long-lived assets and any potential impairments. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
As of March 31, 2025, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors such as changes in interest rates, foreign currency exchange rates, trade policies and practices, inflation, supply chain disruptions and economic growth continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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
The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$50,678	$31,660
Denominator:
Weighted-average shares outstanding—basic	494,927	488,551
Effect of dilutive securities	8,017	9,641
Weighted-average shares outstanding—diluted	502,944	498,192
Basic earnings per share	$0.10	$0.06
Diluted earnings per share	$0.10	$0.06
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	4,074	4,799

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of March 31, 2025
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$226,400	$—	$226,400
Level 1:
Money market funds	768,423	—	768,423
Level 2:
Commercial paper	118,759	179,640	298,399
Corporate debt securities	—	297,291	297,291
U.S. government and agency securities	4,963	144,895	149,858
Total	$1,118,545	$621,826	$1,740,371

	As of December 31, 2024
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$218,448	$—	$218,448
Level 1:
Money market funds	1,031,413	—	1,031,413
Level 2:
Commercial paper	101,163	129,879	231,042
Corporate debt securities	3,498	281,775	285,273
U.S. government and agency securities	14,941	140,372	155,313
Total	$1,369,463	$552,026	$1,921,489
The Company’s gross unrealized gains and losses from its short-term investments, recorded at fair value, for the three months ended March 31, 2025 and 2024, were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

March 31, 2025
Due in one year	$501,688
Due in one to two years	120,138
Total	$621,826

Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$17,033	$12,711
Short-term lease cost	797	474
Variable lease cost	4,694	3,816
Sublease income	—	(42)
Total lease cost	$22,524	$16,959
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
As of March 31, 2025, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $443 million as of March 31, 2025, which is net of outstanding letters of credit of $7 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of March 31, 2025, the Company was in compliance with all covenants.

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
As of December 31, 2024, $464 million remained available and authorized for repurchases. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount available for future repurchases to $1 billion. During the three months ended March 31, 2025, the Company repurchased and subsequently retired 6.3 million shares of its Class A common stock for an aggregate repurchase amount of $400 million. The repurchase amounts included in the condensed consolidated statements of stockholders’ equity include immaterial amounts relating to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”). As of March 31, 2025, $631 million remained available and authorized for repurchases. Activity under the share repurchase program was recognized in the condensed consolidated financial statements on a trade-date basis.
Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Platform operations	$9,217	$5,555
Sales and marketing	28,936	20,292
Technology and development	40,981	27,974
General and administrative	49,119	56,799
Total	$128,253	$110,620
Stock Options, Excluding the CEO Performance Option
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	9,813	$43.31
Granted	176	120.36
Exercised	(597)	10.94
Expired/Forfeited	(226)	72.94
Outstanding as of March 31, 2025	9,166	$46.16
Exercisable as of March 31, 2025	6,066	$30.56
Stock-based compensation expense relating to stock options was $15 million and $13 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had unrecognized stock-based compensation relating to stock options of approximately $125 million, which is expected to be recognized over a weighted-average period of 2.6 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Incentive Award Plan. The CEO Performance Option has an exercise price of $68.29 per share. As of December 31, 2024, the CEO Performance Option had 17.8 million options outstanding. No options were granted, exercised, forfeited or expired during the three months ended March 31, 2025. As of March 31, 2025, the CEO Performance Option had 17.8 million options outstanding and 3.4 million exercisable options.

Stock-based compensation of $24 million and $36 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $48 million that is expected to be recognized over a weighted-average period of 0.8 years, assuming no acceleration of vesting.
Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2024	10,197	$73.62
Granted	521	94.62
Vested	(1,043)	68.28
Forfeited	(287)	73.45
Unvested as of March 31, 2025	9,388	$75.39
Stock-based compensation expense relating to restricted stock was $71 million and $57 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $649 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense relating to the ESPP was $18 million and $6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $12 million, which is expected to be recognized over a weighted-average period of 0.3 years.
Note 9—Income Taxes
In determining the interim provision for income taxes for each of the three months ended March 31, 2025 and 2024, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended March 31, 2025 and 2024, the provision for income taxes included benefits associated with stock-based awards of $10 million and $11 million, respectively.

For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation and state and foreign taxes, partially offset by research and development tax credits and the impact of tax benefits associated with stock-based awards.

There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2025, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
Note 10—Segment and Geographic Information
The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who manages the Company and reviews financial information on a consolidated basis. The Company has one primary business activity, its advertising technology platform, as described in Note 1 – Nature of Operations. Accordingly, the Company operates in one operating segment on a consolidated basis: advertising technology platform. There are no differences in segmentation, the nature of significant expenses or the basis of measurement of segment profit and loss, which is consolidated net income, as compared to the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The CEO is not regularly provided significant expense information at a greater level of disaggregation than those expenses reported on the condensed consolidated statements of operations.
As the Company only has one operating segment, revenue, expenses and net income are disclosed in the condensed consolidated statements of operations, and depreciation and amortization expense is disclosed in the condensed consolidated statements of cash flows. Significant non-cash items and expenditures for long-lived assets are disclosed in the condensed consolidated statements of cash flows and in Note 8 – Stock-Based Compensation. Segment assets are reported on the condensed consolidated balance sheets as total assets. The Company does not have intra-entity sales or transfers. The following includes interest expense and interest income (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense	$376	$371
Interest income	(20,508)	(17,032)
Interest income, net	$(20,132)	$(16,661)
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
Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended March 31,
	2025	2024
United States	87%	88%
International	13%	12%
Total	100%	100%
Note 11— Commitments and Contingencies
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon the Company to provide indemnification under such agreements, but there are no claims of which the Company is aware that could have a material effect on the Company’s condensed consolidated balance sheets, statements of operations or statements of cash flows. Accordingly, no material amounts for have been recorded at March 31, 2025 and 2024.
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
Litigation Related to 2021 CEO Performance Option
On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints alleged generally that the defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs sought a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On February 14, 2025, the court granted the motions to dismiss under Court of Chancery Rule 23.1 in their entirety and with prejudice, finding that the plaintiffs did not allege facts sufficient to infer that at least half of the Company’s board of directors received a material benefit from the CEO Performance Option, lacked independence from Mr. Green, or faced a “substantial likelihood of liability” from having approved the CEO Performance Option. The plaintiffs filed a notice of appeal of the court’s decision. On April 29, 2025, the plaintiffs filed their opening brief. The defendants’ answering brief is due May 29, 2025.
Litigation Related to Reincorporation
On October 4, 2024, a stockholder filed a class action complaint in the Court of Chancery in the State of Delaware alleging claims for breach of contract against the Company and breach of fiduciary duties against the Company’s directors, in connection with the Company’s reincorporation from Delaware to Nevada. Gunderson v. The Trade Desk, Inc., No. 2024-1029 (Del. Ch.) (the “Gunderson Action”). On October 24, 2024, the plaintiff filed an amended complaint. The complaint sought, among other things, an order declaring that the Company’s conversion required approval by a supermajority of the Company’s stockholders and an order enjoining the November 14, 2024 stockholder vote on the conversion. On October 28, 2024, the parties completed expedited briefing on cross motions for partial summary judgment regarding the causes of action asserted in the original complaint, and the court heard oral argument on the motions on October 30, 2024. On November 6, 2024, the court granted the defendants’ summary judgment motion and denied the plaintiff’s cross-motion, finding that the conversion did not require supermajority approval of the Company’s stockholders, and that the defendants did not breach their fiduciary duties by disclosing that the conversion required a vote of a simple majority of the Company’s stockholders. The plaintiff chose not to appeal. The case is now proceeding as to the plaintiff’s remaining claims that the Company’s directors breached their fiduciary duties because the reincorporation to Nevada was substantively and procedurally unfair, and that the transaction is not subject to the business judgment rule because it was not subject to approval by a special committee of the board or by a majority of the disinterested stockholders. The defendants have moved to dismiss, but no briefing schedule has been set. On April 28, 2025, the plaintiff in the Scarantino Action (as defined below) moved to intervene and stay the Gunderson Action. The motion remains pending.
On November 15, 2024, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion, pursuant to 8 Del. C. § 220. City of Roseville Employees Retirement System v. The Trade Desk, Inc., No. 2024-1173 (Del. Ch.). On

November 27, 2024, the parties agreed to stay the proceeding in exchange for the production of certain documents to the plaintiff; the court granted the stay the same day. On April 18, 2025, the stockholder voluntarily dismissed the complaint without prejudice.
On April 24, 2025, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion and the Company’s dual class capital structure, among other things, pursuant to 8 Del. C. § 220. Richard Scarantino v. The Trade Desk, Inc., No 2025-0442 (Del. Ch.) (the “Scarantino Action”). The case is still at an early stage. On April 28, 2025, the plaintiff in the Scarantino Action filed in the Gunderson Action a motion to intervene and to stay that action.

Litigation Related to Securities Class Actions
On February 19, 2025, plaintiff United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 WBPA Fund filed a purported federal securities class action complaint in the United States District Court, Central District of California, captioned United Union of Roofers, Waterproofers, and Allied Workers Local Union No. 8 v. The Trade Desk, Inc. et al. (No. 2:25-cv-01396), against the Company as well as its Chief Executive Officer and Chief Financial Officer. The complaint alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between May 9, 2024 and February 12, 2025 and seeks unspecified damages and other relief. On March 20, 2025, the court granted the parties’ joint stipulation, ordering that defendants need not respond to the current complaint, pending the appointment of lead plaintiff and lead counsel.
On March 5, 2025, two additional related purported class action lawsuits were filed in the United States District Court, Central District of California, captioned Savorelli v. The Trade Desk, Inc. et al. (No. 2:25-cv-01915), bringing claims against the Company as well as its Chief Executive Officer and Chief Financial Officer, and New England Teamsters Pension Fund v. The Trade Desk, Inc. et al. (No. 2:25-cv-01936), bringing claims against the Company as well as its Chief Executive Officer, Chief Financial Officer and Chief Strategy Officer. Both complaints allege that the defendants made false and misleading statements, similar to the allegations contained in the United Union of Roofers action, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions are also purportedly brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between May 9, 2024 and February 12, 2025 and seek unspecified damages and other relief. On March 18, 2025, the court entered orders relating the Savorelli and New England actions to the first-filed United Union of Roofers action, 2:25-cv-01396 (CAS). On March 28, 2025, the court granted the parties’ joint stipulations in the Savorelli and New England matters, ordering that defendants need not respond to the current complaints, pending the appointment of lead plaintiff and lead counsel.

Shareholder Derivative Actions
On March 6, 2025 and March 14, 2025, plaintiffs Nathan C. Silva and Daniel Jong, respectively, filed purported shareholder derivative complaints in the United States District Court, Central District of California, captioned Silva v. Green et al. (No. 2:25-cv-01975) and Jong v. Green et al. (No. 2:25-cv-02268), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaints generally arise out of the same allegations contained in the securities class actions and allege claims for breach of fiduciary duties and related claims. The actions purport to be brought derivatively on behalf of the Company and seek damages and other various forms of relief. On April 9, 2025, the court granted the parties’ stipulations consolidating the shareholder derivative actions and appointing Nathan C. Silva and Daniel Jong as Co-Plaintiffs and the Brown Law Firm, P.C. and Rigrodsky Law, P.A. as Co-Lead Counsel for Plaintiffs. The April 9, 2025 order also provided that defendants need not respond to the current complaints, and that the parties provide a proposed scheduling order regarding the designation or filing of an operative consolidated complaint and defendants’ responses thereto by June 9, 2025.
On April 21, 2025, several purported shareholders filed motions in the related actions seeking to be appointed lead plaintiff and lead counsel. Once lead plaintiff and lead counsel are appointed, parties will confer to set a schedule for the filing of any amended complaint and any responsive briefing. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them.

Litigation Related to the Company’s Platform and Related Offerings
On March 28, 2025, two complaints alleging various wiretapping and privacy tort theories were filed against the Company in the United States District Court, Northern District of California, captioned Michie & Dryer v. The Trade Desk, Inc., No. 3:25-cv-2889 (N.D. Cal.) and Hernandez-Mendoza v. The Trade Desk, Inc., No. 4:25-cv-02923 (N.D. Cal.). A

third complaint advancing similar allegations, captioned Turner v. The Trade Desk, Inc., No. 3:25-cv-03136 (N.D. Cal.), was originally filed on March 31, 2025 in the United States District Court, Central District of California, but was voluntarily dismissed and refiled on April 7, 2025 in the United States District Court, Northern District of California. These cases are still in their early stages. Management believes the claims asserted in these complaints to be meritless and intends to vigorously defend against them.

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
Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview
We offer a self-service, cloud-based ad-buying platform that empowers our clients to plan, manage, optimize and measure more expressive data-driven digital advertising campaigns. Our platform allows clients to execute integrated campaigns across ad formats and channels, including CTV and other video, display, audio and native, on a multitude of devices, such as televisions, streaming devices, mobile devices, computers and digital-out-of-home devices. Our platform’s integrations with major inventory, publisher and data partners provide ad buyers reach and decisioning capabilities, and our enterprise APIs enable our clients to customize and expand platform functionality.
Our clients are advertising agencies, advertisers and other service providers for agencies or advertisers, with whom we enter into ongoing MSAs. We generate revenue by charging our clients a platform fee generally based on a percentage of our clients’ total spend on our platform and from providing value-added services and data to support their advertising campaigns.

Executive Summary
Highlights

	Three Months Ended March 31,
	Dollars		Change
	2025	2024	$	%

	(in thousands, except percentages)
Revenue	$616,021	$491,253	$124,768	25%
Net income	$50,678	$31,660	$19,018	60%
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
We believe that growth of the programmatic advertising market is important for our ability to grow our business. Adoption of programmatic advertising by advertisers allows us to acquire new clients and grow revenue from existing clients. Although our clients include some of the largest advertising agencies and advertisers in the world, we believe there is significant room for us to expand our business relationships with these clients to gain a larger portion of their advertising spend through our platform. We also believe that the industry trends noted above will lead to advertisers adopting programmatic advertising through platforms such as ours.
Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory we present to our clients. For example, we have expanded our CTV, audio and other advertising offerings through our integrations with supply-side partners and publishers. Even if the programmatic advertising market continues to grow, the future of our business will depend on our ability to position ourselves within the market.
We invest for long-term growth. We anticipate that our operating expenses will continue to increase in the foreseeable future as we invest in platform operations for our hosting capabilities as well as technology and development to enhance our platform and related offerings, such as programmatic buying of CTV advertising inventory. We also anticipate that our sales and marketing expenses will continue to increase to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to continue making investments in our infrastructure, including our information technology, financial and administrative systems and controls to support our growing operations.
We believe the markets outside of the United States, and in particular across Europe and Asia in markets such as the U.K, Germany, France, China, Japan, India and Australia, offer opportunities for growth. However, such markets may also pose challenges relating to compliance with local laws and regulations, restrictions on foreign ownership or investment, uncertainty relating to trade relations and a variety of additional risks. We intend to make additional investments in sales and marketing and product development to expand in international markets where we are making significant investments in our platform and growing our team.
We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.
Our business model has allowed us to grow significantly, and we believe that our operating leverage enables us to support future long-term growth profitably.

Macroeconomic Uncertainty
Changes in interest rates, foreign currency exchange rates, inflation, trade policies and practices and other geopolitical developments have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services in various industries, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, and the duration and extent of geopolitical and global economic disruption and their respective impacts on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part II. Other Information for further discussion of the adverse impacts of macroeconomic uncertainty on our business.
Results of Operations for the Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended March 31,
	2025		2024
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$616,021	100%	$491,253	100%
Operating expenses:
Platform operations	142,839	23%	103,630	21%
Sales and marketing	152,743	25%	121,725	25%
Technology and development	132,402	21%	107,686	22%
General and administrative	133,585	22%	129,555	26%
Total operating expenses	561,569	91%	462,596	94%
Income from operations	54,452	9%	28,657	6%
Other expense (income):
Total other income, net	(21,317)	(3)%	(17,376)	(4)%
Income before income taxes	75,769	12%	46,033	9%
Provision for income taxes	25,091	4%	14,373	3%
Net income	$50,678	8%	$31,660	6%

_______________
Note: Percentages may not sum due to rounding.
Revenue
Revenue increased by $125 million, or 25% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by higher spend per campaign, new clients and more campaigns executed by existing clients. The increase in revenue was also due to changes in the mix of value-added services and data utilized by clients for their campaigns, which fluctuates from period to period.
Platform Operations
Platform operations expense increased by $39 million, or 38%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to increases of $30 million in hosting costs and $8 million in personnel costs, which included a $4 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs relating to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to the increase in stock-based compensation driven by new equity awards and the impact of stock price volatility on our ESPP as well as headcount growth.

We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform, invest in our hosting capabilities, including supporting new technical features and functionality of our platform and related offerings, and hire additional personnel to support our growth.
Sales and Marketing
Sales and marketing expense increased by $31 million, or 25%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to increases of $25 million in personnel costs, which included a $9 million increase in stock-based compensation, $4 million in marketing costs and $3 million in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients and an increase in incentive compensation driven by gross spend growth. The increase in stock-based compensation was primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, creatives, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we continue to hire additional personnel and focus on increasing the adoption of our platform and related offerings with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense increased by $25 million, or 23%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to increases of $21 million in personnel costs, which included a $13 million increase in stock-based compensation, and $3 million in allocated facilities costs. The increase in stock-based compensation was primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in other personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect technology and development expense to increase in absolute dollars as we continue to hire additional personnel, invest in the development of our platform and related offerings to support additional features and functionality, increase the number of advertising inventory and data suppliers and support the anticipated increase in volume of advertising spending by our clients on our platform.
General and Administrative
General and administrative expense increased by $4 million, or 3%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to increases of $7 million in administrative costs, $3 million in personnel costs and $1 million in allocated facilities costs, partially offset by an $8 million decrease in stock-based compensation. The increase in administrative costs was primarily driven by increases in external professional fees, including legal expenses for various litigation and regulatory matters. The increase in personnel costs was primarily attributable to increased headcount to support our growth. The decrease in stock-based compensation was primarily due to a $12 million decrease relating to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $4 million increase primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure, headcount to support growth and various litigation and regulatory matters, for which expenses may fluctuate from period to period.
Total Other Income, Net
Total other income, net, increased by $4 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to higher interest income on our cash and cash equivalents and short-term investments driven by higher amounts invested, partially offset by falling portfolio interest rates.
Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2025 and 2024.
The provision for income taxes increased by $11 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to higher pre-tax profitability and lower tax benefits associated with employee stock-based awards, partially offset by a lower impact attributable to nondeductible stock-based compensation.
Liquidity and Capital Resources
As of March 31, 2025, we had working capital of $2,174 million, which included $1,119 million in cash and cash equivalents, $91 million of which was held by our international subsidiaries, and $622 million in short-term investments in marketable securities. Additionally, we had $443 million available under our Amended Credit Facility (refer to the “Credit Facility” section below). For the three months ended March 31, 2025, we generated $291 million in cash flows from operating activities.
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
As of March 31, 2025, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $443 million as of March 31, 2025, which is net of outstanding letters of credit of $7 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of March 31, 2025, we were in compliance with all covenants.
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
As of December 31, 2024, $464 million remained available and authorized for repurchases. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount available for future repurchases to $1 billion. During the three months ended March 31, 2025, we repurchased and subsequently retired 6.3 million shares of our Class A common stock for an aggregate repurchase amount of $400 million. The repurchase amounts included in the condensed consolidated statements of stockholders’ equity include immaterial amounts relating to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”). As of March 31, 2025, $631 million remained available and authorized for repurchases.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$291,433	$185,472
Net cash used in investing activities	$(132,589)	$(21,119)
Net cash used in financing activities	$(409,762)	$(141,282)
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
For the three months ended March 31, 2025, cash provided by operating activities of $291 million resulted primarily from net income adjusted for noncash items of $208 million and a net increase from our operating assets and liabilities of $83 million. The net increase from our operating assets and liabilities was due to a $282 million decrease in accounts receivable, a $29 million increase in accrued expenses and other liabilities and a $20 million decrease in prepaid expenses and other assets, partially offset by a $235 million decrease in accounts payable and a $14 million decrease in operating lease liabilities. The decrease in accounts receivable was due to the timing and seasonality of cash receipts from clients. The increase in accrued expenses and other liabilities was primarily due to an increase in income tax liability driven by the current income tax provision, net of tax payments, and an increase in liability relating to ESPP employee contributions toward the upcoming purchase of shares, partially offset by a decrease in incentive compensation liabilities driven by timing and the seasonality of our business. The decrease in prepaid expenses and other assets was primarily due to the timing of payment for employee engagement costs, including for travel and in-person events that occurred in the first quarter of 2025. The decrease in accounts payable was due to the timing and seasonality of payments to suppliers for Supplier Components. The decrease in operating lease liabilities was due primarily to rent payments.
For the three months ended March 31, 2024, cash provided by operating activities of $185 million resulted primarily from net income adjusted for noncash items of $178 million, and a net increase from our operating assets and liabilities of $8 million. The net increase from our operating assets and liabilities was primarily due to a $238 million decrease in accounts receivable, partially offset by a $220 million decrease in accounts payable and a $14 million decrease in operating lease liabilities. The decrease in accounts receivable was due to the timing and seasonality of cash receipts from clients. The decrease in accounts payable was due to the timing and seasonality of payments to suppliers for Supplier Components. The decrease in operating lease liabilities was due primarily to rent payments.
Investing Activities
Our primary investing activities consist of investing in short-term marketable securities, capital expenditures for property and equipment for the expansion of facilities to support our hosting capabilities and growing headcount as well as capital expenditures to develop our software in support of enhancing our platform and related offerings. As our business grows, we expect our capital expenditures to increase, and our other investment activity may increase.
For the three months ended March 31, 2025, we used $133 million of cash in investing activities, consisting of $66 million of net purchases of short-term investments, $59 million to purchase property and equipment, $4 million for the acquisition of certain assets accounted for as a business combination and $3 million of investments in capitalized software.
For the three months ended March 31, 2024, we used $21 million of cash in investing activities, consisting of $12 million of net purchases of short-term investments, $7 million to purchase property and equipment and $2 million of investments in capitalized software.
Financing Activities
For the three months ended March 31, 2025, we used $410 million of cash in financing activities, consisting of $386 million of cash paid for repurchases of our Class A common stock and $31 million of taxes paid for restricted stock award settlements, partially offset by $8 million of proceeds from stock option exercises.
For the three months ended March 31, 2024, we used $141 million of cash in financing activities, consisting of $125 million of cash paid for repurchases of Class A common stock and $27 million of taxes paid for restricted stock award settlements, partially offset by $11 million of proceeds from stock option exercises.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at March 31, 2025 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of non-cancelable operating leases for our various office and hosting facilities and other contractual commitments consisting of obligations to our hosting services, hardware providers and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations as of March 31, 2025 (in thousands):

	Payments Due by Period
	Remainder of 2025	2026 and Thereafter	Total
Operating lease commitments	$33,872	$690,505	$724,377
Other contractual commitments	162,039	165,144	327,183
Total	$195,911	$855,649	$1,051,560

In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our condensed consolidated financial statements. Accordingly, no material amounts have been recorded at March 31, 2025.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, stock-based compensation expense and income taxes, including the realizability of deferred tax assets, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Amended Credit Facility, which accrues interest at a variable rate. No amount was owed on our Amended Credit Facility as of March 31, 2025. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of March 31, 2025, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $6 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk relating to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of March 31, 2025, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $31 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.

We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation Related to 2021 CEO Performance Option
On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints alleged generally that the defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of a market-based performance award to our Chief Executive Officer (the “CEO Performance Option”). The plaintiffs sought a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On February 14, 2025, the court granted the motions to dismiss under Court of Chancery Rule 23.1 in their entirety with prejudice, finding that the plaintiffs did not allege facts sufficient to infer that at least half of our board of directors received a material benefit from the CEO Performance Option, lacked independence from Mr. Green, or faced a “substantial likelihood of liability” from having approved the CEO Performance Option. The plaintiffs filed a notice of appeal of the court’s decision. On April 29, 2025, the plaintiffs filed their opening brief. The defendants’ answering brief is due May 29, 2025.
Litigation Related to Reincorporation
On October 4, 2024, a stockholder filed a class action complaint in the Court of Chancery in the State of Delaware alleging claims for breach of contract against us and breach of fiduciary duties against our directors, in connection with our reincorporation from Delaware to Nevada. Gunderson v. The Trade Desk, Inc., No. 2024-1029 (Del. Ch.) (the “Gunderson Action”). On October 24, 2024, the plaintiff filed an amended complaint. The complaint sought, among other things, an order declaring that our conversion required approval by a supermajority of our stockholders and an order enjoining the November 14, 2024 stockholder vote on the conversion. On October 28, 2024, the parties completed expedited briefing on cross motions for partial summary judgment regarding the causes of action asserted in the original complaint, and the court heard oral argument on the motions on October 30, 2024. On November 6, 2024, the court granted the defendants’ summary judgment motion and denied the plaintiff’s cross-motion, finding that the conversion did not require supermajority approval of our stockholders, and that the defendants did not breach their fiduciary duties by disclosing that the conversion required a vote of a simple majority of our stockholders. The plaintiff chose not to appeal. The case is now proceeding as to the plaintiff’s remaining claims that our directors breached their fiduciary duties because our reincorporation to Nevada was substantively and procedurally unfair, and that the transaction is not subject to the business judgment rule because it was not subject to approval by a special committee of the board or by a majority of the disinterested stockholders. The defendants have moved to dismiss, but no briefing schedule has been set. On April 28, 2025, the plaintiff in the Scarantino Action (as defined below) moved to intervene and stay the Gunderson Action. The motion remains pending.
On November 15, 2024, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of our corporate books and records relating to the Nevada conversion, pursuant to 8 Del. C. § 220. City of Roseville Employees Retirement System v. The Trade Desk, Inc., No. 2024-1173 (Del. Ch.). On November 27, 2024, the parties agreed to stay the proceeding in exchange for the production of certain documents to the plaintiff; the court granted the stay the same day. On April 18, 2025, the stockholder voluntarily dismissed the complaint without prejudice.
On April 24, 2025, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion and the Company’s dual class capital structure, among other things, pursuant to 8 Del. C. § 220. Richard Scarantino v. The Trade Desk, Inc., No 2025-0442 (Del. Ch.) (the “Scarantino Action”). The case is still at an early stage. On April 28, 2025, the plaintiff in the Scarantino Action filed in the Gunderson Action a motion to intervene and to stay that action.
Litigation Related to Securities Class Actions

On February 19, 2025, plaintiff United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 WBPA Fund filed a purported federal securities class action complaint in the United States District Court, Central District of California, captioned United Union of Roofers, Waterproofers, and Allied Workers Local Union No. 8 v. The Trade Desk, Inc. et al. (No. 2:25-cv-01396), against us as well as our Chief Executive Officer and Chief Financial Officer. The complaint alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired our publicly traded securities between May 9, 2024 and February 12, 2025 and seeks unspecified damages and other relief. On March 20, 2025, the court granted the parties’ joint stipulation, ordering that defendants need not respond to the current complaint, pending the appointment of lead plaintiff and lead counsel.
On March 5, 2025, two additional related purported class action lawsuits were filed in the United States District Court, Central District of California, captioned Savorelli v. The Trade Desk, Inc. et al. (No. 2:25-cv-01915), bringing claims against us as well as our Chief Executive Officer and Chief Financial Officer, and New England Teamsters Pension Fund v. The Trade Desk, Inc. et al. (No. 2:25-cv-01936), bringing claims against us as well as our Chief Executive Officer, Chief Financial Officer and Chief Strategy Officer. Both complaints allege that the defendants made false and misleading statements, similar to the allegations contained in the United Union of Roofers action, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions are also purportedly brought on behalf of those who purchased or otherwise acquired our publicly traded securities between May 9, 2024 and February 12, 2025 and seek unspecified damages and other relief. On March 18, 2025, the court entered orders relating the Savorelli and New England actions to the first-filed United Union of Roofers action, 2:25-cv-01396 (CAS). On March 28, 2025, the court granted the parties’ joint stipulations in the Savorelli and New England matters, ordering that defendants need not respond to the current complaints, pending the appointment of lead plaintiff and lead counsel.
Shareholder Derivative Actions
On March 6, 2025 and March 14, 2025, plaintiffs Nathan C. Silva and Daniel Jong, respectively, filed purported shareholder derivative complaints in the United States District Court, Central District of California, captioned Silva v. Green et al. (No. 2:25-cv-01975) and Jong v. Green et al. (No. 2:25-cv-02268), against current and former officers and directors of the Company, naming us as a nominal defendant. The complaints generally arise out of the same allegations contained in the securities class actions and allege claims for breach of fiduciary duties and related claims. The actions purport to be brought derivatively on our behalf and seek damages and other various forms of relief. On April 9, 2025, the court granted the parties’ stipulations consolidating the shareholder derivative actions and appointing Nathan C. Silva and Daniel Jong as Co-Plaintiffs and the Brown Law Firm, P.C. and Rigrodsky Law, P.A. as Co-Lead Counsel for Plaintiffs. The April 9, 2025 order also provided that defendants need not respond to the current complaints, and that the parties provide a proposed scheduling order regarding the designation or filing of an operative consolidated complaint and defendants’ responses thereto by June 9, 2025.
On April 21, 2025, several purported shareholders filed motions in the related actions seeking to be appointed lead plaintiff and lead counsel. Once lead plaintiff and lead counsel are appointed, parties will confer to set a schedule for the filing of any amended complaint and any responsive briefing. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them.
Litigation Related to Our Platform and Related Offerings
On March 28, 2025, two complaints alleging various wiretapping and privacy tort theories were filed against us in the United States District Court, Northern District of California, captioned Michie & Dryer v. The Trade Desk, Inc., No. 3:25-cv-2889 (N.D. Cal.) and Hernandez-Mendoza v. The Trade Desk, Inc., No. 4:25-cv-02923 (N.D. Cal.). A third complaint advancing similar allegations, captioned Turner v. The Trade Desk, Inc., No. 3:25-cv-03136 (N.D. Cal.), was originally filed on March 31, 2025 in the United States District Court, Central District of California, but was voluntarily dismissed and refiled on April 7, 2025 in the United States District Court, Northern District of California. These cases are still in their early stages. Management believes the claims asserted in these complaints to be meritless and intends to vigorously defend against them.

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
Macroeconomic conditions beyond our control could harm the overall demand for advertising and the economic health of agencies and advertisers, which could adversely affect our business, financial condition and results of operations.
Our business depends on the overall demand for advertising and on the economic health of the agencies and advertisers that use our platform. Market uncertainties or downturns, whether global, local or industry or sector specific, and any associated macroeconomic conditions, such as growing inflation, concerns around a potential recession, changes in interest rates, changes in foreign currency exchange rates, changes in trade policies and practices, supply chain disruptions, the impact of global instability in many parts of the world, and public health crises, may disrupt the operations of our clients and partners and cause agencies and advertisers to decrease or pause their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could also result in our investments not yielding the returns we anticipate.
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
Information relating to individuals and their devices (commonly called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to its collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile advertising identifiers), which are or may be considered personal data or personal information in many jurisdictions or otherwise subject to regulation. In connection with certain of our offerings, including Unified ID 2.0, EUID and OpenPass, we receive information that directly identifies individuals, such as email addresses and phone numbers, both directly from consumers and from our clients or others. We deploy technical and security measures, internal policy controls, and contractual measures to limit how such identifying information is used and shared. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws. Some of our offerings, including those that entail some use of directly identifying information, may also increase our exposure to potential claims by plaintiffs’ attorneys, including by attempting to apply various legal theories – such as alleging violations of wiretapping statutes – to certain our activities. For example, in March 2025, suits alleging various wiretapping and privacy tort theories were filed against us in the Northern District of California. For additional information regarding the pending legal proceedings, refer to “Item 1. Legal Proceedings.”
The global regulatory landscape regarding the privacy and protection of personal information is evolving, and U.S. (state, federal and local) and foreign governments continue to consider and enact additional legislation and rulemaking related to privacy and data protection, often with a particular focus on intermediaries in the online advertising ecosystem, including those that engage in targeted advertising, “sell” or “share” personal data, and act as “data brokers.” We expect to see an increase in, or changes to, privacy and data protection legislation and regulation in this area for the foreseeable future. For example, the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (the “FTC Act”) (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. For example, in the preceding few years, the FTC has been very active in bringing enforcement actions against companies that handle personal data it views as sensitive for advertising purposes, including location data brokers and companies that process health-related data. The Commission could continue to build on this trend under its authority to enforce a relatively new federal law focused on disclosures of certain “sensitive” information by companies operating as data brokers to certain restricted countries or entities “controlled” by such countries, and the Department of Justice could act on authority granted under an executive order restricting similar practices, for which regulations and guidance have recently been issued. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, or consumer protection laws such as the FTC Act. As noted above, plaintiffs’ attorneys are also increasingly exploring theories under which to pursue claims against advertising technology companies related to their data collection, use and disclosure practices, as well as advertisers and publishers that rely on services provided by these companies. For example, in March 2025, suits alleging various privacy tort theories were filed against us in the Northern District of California. For additional information regarding the pending legal proceedings, refer to “Item 1. Legal Proceedings.” We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. In addition, a potential federal omnibus privacy law remains a possibility. If ultimately passed, such a law would likely substantially impact the online advertising ecosystem.
State lawmakers are also actively addressing consumer data privacy issues. Many states have adopted omnibus consumer privacy laws, a host of which are already enforceable, while others will take effect over the coming years. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile advertising identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations and establish data privacy rights for consumers in such states (including rights to opt out of certain processing of their personal data and to request correction, deletion of and access to personal data), imposing special rules on the collection of personal data from minors and other personal data deemed “sensitive” under the laws, and creating new notice obligations. Many also impose data minimization requirements, mandating that companies only collect and process data for certain purposes. Most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal data.) Because of these obligations, the availability of data within our platform, our related offerings and the advertising ecosystem more broadly may decline, potentially making our platform and related offerings less valuable to our clients.
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
These laws and their implementing regulations will likely also increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual, platform and offering changes, we cannot predict with certainty the effect of these laws and their implementing regulations, some of which are not yet finalized, on our business, nor the share of consumers who will carry out their opt-out and other rights and how these actions will impact us, our clients, inventory sources, and our industry. Further, enforcement activity under such laws already in effect, particularly in California, reflects an ongoing focus on online advertising activities and signals regulators’ willingness to pursue in-depth investigations and impose substantial penalties on entities allegedly operating in violation of the statute. Thus, we expect that continuing to maintain compliance with states’ varying legal requirements, including monitoring and adjusting to new regulations and interpretations that emerge through enforcement actions, will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal data perceived as especially sensitive, such as health data and children’s data. For example, the FTC has recently finalized an update to rules adopted pursuant to the Children Online Privacy Protection Act, modifying some requirements relating to the use of children’s data for targeted advertising and several states have enacted laws that would substantially impact activities that involve showing targeted advertisements to individuals under 18 years of age through a variety of new restrictions, or in some cases prohibit it altogether. Further, several states have enacted laws, updated existing laws or have introduced bills to impose new privacy obligations related to health-related personal information beyond that governed by federal and state laws governing medical records and similar information, such as HIPAA. For example, Washington’s My Health, My Data Act (“MHMD”) introduced a host of requirements related to a very broadly-defined notion of consumer health data that impacts the advertising industry in part because MHMD is subject to a private right of action (unlike other state privacy laws), so plaintiffs’ attorneys could explore claims that stretch the bounds of the law’s text. A somewhat similar law recently enacted in Virginia also contains a privacy right of action. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance and defense costs, and more obligations on us, our clients and other companies in the advertising industry.
Laws governing the processing of personal data in Europe (including the U.K. and EEA) also continue to impact us and continue to evolve. For example, the GDPR defines “personal data” broadly and enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism remains under review by European authorities and we cannot predict its effectiveness over the long term. Because we are under the supervision of relevant data protection authorities in both the EEA and the U.K., we may be fined under both the EU GDPR and the UK GDPR for the same breach, with penalties up to the greater of €20 million/BP 17.5 million or 4% of total worldwide annual turnover. In addition to fines, breach of the GDPR can also result in regulatory investigations, enforcement notices, and civil claims. Continuing to maintain compliance with the requirements of the GDPR, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
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
Adapting our business to enhanced and evolving privacy obligations across relevant jurisdictions could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation and plaintiffs may explore novel legal theories that could result in us deciding to re-design features or functions of our platform and related offerings, therefore incurring unexpected compliance costs. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and advertisers. Failure of the industry to adapt to changes required for operating under existing and future data privacy laws, industry approaches that disfavor our platform and related offerings, and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.
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
We deploy technical and organizational measures, internal policy controls, and contractual measures to limit how identifying information is used and shared and to help honor consumer choices. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws. These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform and related offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our offerings, which could have an adverse effect on our business. In addition, public perception regarding data protection and privacy are significant in the programmatic advertising buying industry. Concerns about industry practices regarding the collection, use, and disclosure of personal data, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform or related offerings by current and future clients. For example, perception that our practices involve an invasion of privacy or are designed with insufficient protections, whether or not such practices are consistent with current or future laws, regulations, or industry practices, may subject us to public criticism, additional private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. We may be unable to make changes and modifications to our business and offerings in a commercially reasonable manner or at all, and our ability to develop new offerings or certain features could be limited. All of this could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform and related offerings, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.
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
Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by laws or by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with state privacy laws, a potential federal privacy law, or in response to other legal or industry development then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, then we may lose the ability to access data, bid on opportunities or purchase digital ad space, which could have a substantial impact on our revenue.
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
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s web browser, Chrome, has introduced, and is likely to continue to introduce, controls over third-party cookies. However, on April 22, 2025, Google announced that it would maintain its current approach to offering users third-party cookie choice in Chrome (thus, presumably, ending its efforts to deprecate third-party cookies in the Chrome browser), and will not be rolling out a new standalone prompt for third-party cookies in Chrome. Although we believe our platform is well-positioned to adapt to such changes, particularly with our Unified ID 2.0 offering, the impact of such changes — and broader scrutiny on the advertising technology ecosystem — remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel.
Some Internet users also download free or paid ad-blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” or use of their personal data for targeted advertising purposes under U.S. state privacy laws in ways that stop or severely limit the ability to show targeted ads. Because many state privacy laws require businesses to permit end users to opt out of processing their personal data for purposes of targeted advertising, including, in some states, through automated signals, we expect that more opt-out solutions will become available that may ultimately be used by end users, which may reduce our clients’ use of our platform and related offerings, and our business, financial condition, and results of operations could be adversely affected.
Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple has shifted to require user opt-in before permitting access to Apple’s unique advertising identifier, or IDFA, and Google has announced that it will eventually deprecate the mobile advertising identifier used on Android devices entirely. These changes have had, and will likely continue to have, a substantial impact on the mobile advertising ecosystem and could adversely impact our growth in this channel.
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
Increased transparency and scrutiny regarding the collection and use of data for digital advertising, introduced both through features in browsers and devices and regulatory requirements, such as the GDPR, U.S. state privacy laws and regulations, “Global Privacy Control” or similar opt-out signals and the ePrivacy Directive, as well as compliance with such requirements, may create operational burdens to implement and may lead more users to choose to block the collection and use of data about them. Adapting to these and similar changes has in the past and may in the future require significant time, resources and expense, which may increase our cost of operation or limit our ability to operate or expand our business.
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
In addition to laws, the online advertising ecosystem is subject to best practices and self-regulatory standards, such as those promulgated by the Network Advertising Initiative and the Digital Advertising Alliance, and similar organizations in Europe and Canada. If we or our clients or partners make mistakes in the implementation of these principles, if self-regulatory bodies expand these guidelines, if government authorities issue different guidelines regarding targeted advertising, if litigation results in changes to industry practices, if opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we could be subject to negative publicity, government investigation, government or private litigation or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our brand, reputation and business. In addition, privacy advocates, plaintiffs’ attorneys and industry groups may advance new and different standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.
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
In addition, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. For example, in February and March 2025, securities class action litigation was filed against us following a drop in our stock price. For additional information regarding the pending legal proceedings, refer to “Item 1. Legal Proceedings.” Our involvement in securities litigation will subject us to substantial costs, divert resources and the attention of management from our core business, and may adversely affect our business.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our articles of incorporation provide that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of March 31, 2025, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.1% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the dual class nature of our common stock, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceedings, refer to “Item 1. Legal Proceedings.”
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the three months ended March 31, 2025, we issued a total of 292,749 shares of our Class A common stock in connection with a strategic transaction involving, among other things, the acquisition of certain assets of a technology company, for which shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended March 31, 2025.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
January 1- 31	237	$120.30	237	$1,000
February 1-28	829	$72.69	829	$940
March 1-31	5,222	$59.17	5,222	$631
	6,288		6,288
_______________
(1) On February 15, 2023, we announced that our board of directors approved a share repurchase program with authorization to repurchase up to $700 million our Class A common stock, which commenced in February 2023 and has no expiration date. In February 2024, an additional $647 million was authorized under this program, bringing the total amount available for future repurchases back to $700 million. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount for future repurchases to $1 billion. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The program does not obligate us to acquire a minimum amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors. See Note 7—Capitalization in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
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
On March 11, 2025, our Chief Legal Officer, Jay Grant, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 97,656 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or March 11, 2026.
During the quarter ended March 31, 2025, none of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Articles of Incorporation of The Trade Desk, Inc.	8-K	11/18/2024	3.1

3.2	Bylaws of The Trade Desk, Inc.	8-K	11/18/2024	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	10-K	2/21/2025	4.2

4.3	Form of Class B Common Stock Certificate.	10-K	2/21/2025	4.3

10.1+	The Trade Desk, Inc. Non-Employee Director Compensation Policy.				X

10.2+	Offer Letter, dated March 8, 2025, between The Trade Desk, Inc. and Vivek Kundra.				X

10.3+	Employment Agreement, dated March 31, 2025, between The Trade Desk, Inc. and Vivek Kundra.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: May 8, 2025	/s/ Laura Schenkein
Laura Schenkein
Chief Financial Officer (Principal Financial and Accounting Officer)