Form 10-Q
period 2025-06-30
Trade Desk, Inc.
filed 2025-08-07
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 445,666,933 shares of Class A common stock and 43,275,936 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$896,387	$1,369,463
Short-term investments, net	790,874	552,026
Accounts receivable, net of allowance for credit losses of $12,338 and $11,244 as of June 30, 2025 and December 31, 2024, respectively	3,254,908	3,330,343
Prepaid expenses and other current assets	111,546	84,626
TOTAL CURRENT ASSETS	5,053,715	5,336,458
Property and equipment, net	309,975	209,332
Operating lease assets	269,309	263,761
Deferred income taxes	228,948	230,214
Other assets, non-current	95,862	72,186
TOTAL ASSETS	$5,957,809	$6,111,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,724,093	$2,631,213
Accrued expenses and other current liabilities	152,477	177,760
Operating lease liabilities	72,414	64,492
TOTAL CURRENT LIABILITIES	2,948,984	2,873,465
Operating lease liabilities, non-current	271,135	247,723
Other liabilities, non-current	41,857	41,618
TOTAL LIABILITIES	3,261,976	3,162,806
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 446,622 and 452,182 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively Class B, 95,000 shares authorized; 43,276 and 43,919 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,858,189	2,594,896
Retained earnings (accumulated deficit)	(162,356)	354,249
TOTAL STOCKHOLDERS’ EQUITY	2,695,833	2,949,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,957,809	$6,111,951
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$694,039	$584,550	$1,310,060	$1,075,803
Operating expenses:
Platform operations	150,980	110,459	293,819	214,089
Sales and marketing	161,131	133,867	313,874	255,592
Technology and development	134,251	110,035	266,653	217,721
General and administrative	130,900	135,469	264,485	265,024
Total operating expenses	577,262	489,830	1,138,831	952,426
Income from operations	116,777	94,720	171,229	123,377
Other expense (income):
Interest income, net	(18,035)	(17,817)	(38,167)	(34,478)
Foreign currency exchange loss (gain), net	1,611	45	426	(670)
Total other income, net	(16,424)	(17,772)	(37,741)	(35,148)
Income before income taxes	133,201	112,492	208,970	158,525
Provision for income taxes	43,072	27,463	68,163	41,836
Net income	$90,129	$85,029	$140,807	$116,689
Earnings per share:
Basic	$0.18	$0.17	$0.29	$0.24
Diluted	$0.18	$0.17	$0.28	$0.23
Weighted-average shares outstanding:
Basic	490,631	489,353	492,767	488,952
Diluted	495,776	500,040	499,340	499,117
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	488,916	$—	$1,967,265	$196,954	$2,164,219
Exercise of common stock options	719	—	10,804	—	10,804
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	620	—	(26,806)	—	(26,806)
Repurchases of Class A common stock	(1,527)	—	—	(125,370)	(125,370)
Stock-based compensation	—	—	112,048	—	112,048
Net income	—	—	—	31,660	31,660
Balance as of March 31, 2024	488,728	—	2,063,311	103,244	2,166,555
Exercise of common stock options	1,167	—	27,360	—	27,360
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,007	—	(31,563)	—	(31,563)
Issuance of common stock under employee stock purchase plan	698	—	30,122	—	30,122
Repurchases of Class A common stock	—	—	—	90	90
Stock-based compensation	—	—	127,813	—	127,813
Net income	—	—	—	85,029	85,029
Balance as of June 30, 2024	491,600	$—	$2,217,043	$188,363	$2,405,406

Balance as of December 31, 2024	496,101	$—	$2,594,896	$354,249	$2,949,145
Exercise of common stock options	597	—	6,478	—	6,478
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	782	—	(29,457)	—	(29,457)
Issuance of common stock relating to business acquisition	127	—	10,299	—	10,299
Repurchases of Class A common stock	(6,288)	—	—	(400,409)	(400,409)
Stock-based compensation	—	—	129,950	—	129,950
Net income	—	—	—	50,678	50,678
Balance as of March 31, 2025	491,319	—	2,712,166	4,518	2,716,684
Exercise of common stock options	410	—	8,261	—	8,261
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,292	—	(27,591)	—	(27,591)
Issuance of common stock under employee stock purchase plan	625	—	34,531	—	34,531
Repurchases of Class A common stock	(3,748)	—	—	(257,003)	(257,003)
Stock-based compensation	—	—	130,822	—	130,822
Net income	—	—	—	90,129	90,129
Balance as of June 30, 2025	489,898	$—	$2,858,189	$(162,356)	$2,695,833
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$140,807	$116,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,689	42,624
Stock-based compensation	257,138	236,960
Noncash lease expense	34,253	26,460
Provision for expected credit losses on accounts receivable	1,177	133
Other	(13,899)	(4,117)
Changes in operating assets and liabilities:
Accounts receivable	80,033	(49,321)
Prepaid expenses and other current and non-current assets	(18,281)	(52,064)
Accounts payable	(19,839)	(13,247)
Accrued expenses and other current and non-current liabilities	(24,081)	(9,989)
Operating lease liabilities	(31,551)	(27,397)
Net cash provided by operating activities	456,446	266,731
INVESTING ACTIVITIES:
Purchases of investments	(577,834)	(317,969)
Maturities of investments	346,120	314,598
Purchases of property and equipment	(104,352)	(29,339)
Capitalized software development costs	(5,739)	(4,424)
Business acquisition	(4,350)	—
Net cash used in investing activities	(346,155)	(37,134)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(647,093)	(125,280)
Proceeds from exercise of stock options	14,085	38,164
Proceeds from employee stock purchase plan	32,450	30,122
Taxes paid relating to net settlement of restricted stock awards	(57,048)	(58,369)
Proceeds from short-term borrowings	74,239	—
Net cash used in financing activities	(583,367)	(115,363)
Increase (decrease) in cash and cash equivalents	(473,076)	114,234
Cash and cash equivalents—Beginning of period	1,369,463	895,129
Cash and cash equivalents—End of period	$896,387	$1,009,363
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$35,942	$33,272
Operating lease assets obtained in exchange for operating lease liabilities	$41,594	$58,133
Capitalized assets financed by accounts payable	$57,562	$37,927
Repurchases of Class A common stock in accrued expenses and other current liabilities	$12,218	$—
Assets acquired in a business combination, included in other assets, non-current, in exchange for Class A common stock	$10,299	$—
Tenant improvements paid by lessor	$8,579	$—
Stock-based compensation included in capitalized software development costs	$3,634	$2,901
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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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
As of June 30, 2025, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors such as changes in interest rates, foreign currency exchange rates, trade policies and practices, inflation, supply chain disruptions and economic growth continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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
The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$90,129	$85,029	$140,807	$116,689
Denominator:
Weighted-average shares outstanding—basic	490,631	489,353	492,767	488,952
Effect of dilutive securities	5,145	10,687	6,573	10,165
Weighted-average shares outstanding—diluted	495,776	500,040	499,340	499,117
Basic earnings per share	$0.18	$0.17	$0.29	$0.24
Diluted earnings per share	$0.18	$0.17	$0.28	$0.23
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	16,051	2,480	16,051	2,480

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of June 30, 2025
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$251,623	$—	$251,623
Level 1:
Money market funds	564,322	—	564,322
Level 2:
Commercial paper	60,642	281,837	342,479
Corporate debt securities	—	326,452	326,452
U.S. government and agency securities	19,800	182,585	202,385
Total	$896,387	$790,874	$1,687,261

	As of December 31, 2024
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$218,448	$—	$218,448
Level 1:
Money market funds	1,031,413	—	1,031,413
Level 2:
Commercial paper	101,163	129,879	231,042
Corporate debt securities	3,498	281,775	285,273
U.S. government and agency securities	14,941	140,372	155,313
Total	$1,369,463	$552,026	$1,921,489
The Company’s gross unrealized gains and losses from its short-term investments, recorded at fair value, for the three and six months ended June 30, 2025 and 2024, were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

June 30, 2025
Due in one year	$708,496
Due in one to two years	82,378
Total	$790,874

Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$18,049	$13,486	$35,082	$26,197
Short-term lease cost	793	414	1,590	888
Variable lease cost	5,569	3,792	10,263	7,608
Sublease income	—	—	—	(42)
Total lease cost	$24,411	$17,692	$46,935	$34,651
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
As of June 30, 2025, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $443 million as of June 30, 2025, which is net of outstanding letters of credit of $7 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of June 30, 2025, the Company was in compliance with all covenants.
Other Short-Term Borrowings
On June 30, 2025, the Company had an outstanding balance of $74 million relating to an overdraft of an account pursuant to customary conditions governing its depositary relationship with JPMorgan Chase Bank, N.A. This outstanding balance is included in accounts payable in the condensed consolidated balance sheets and as proceeds from short-term borrowings in the condensed consolidated statements of cash flows.
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
As of December 31, 2024, $464 million remained available and authorized for repurchases. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount available for future repurchases to $1 billion. During the three months ended June 30, 2025, the Company repurchased and subsequently retired 3.7 million shares of its Class A common stock for an aggregate repurchase amount of $257 million. During the six months ended June 30, 2025, the Company repurchased and subsequently retired 10 million shares of its Class A common stock for an aggregate repurchase amount of $657 million. The repurchase amounts included in the condensed consolidated statements of stockholders’ equity include immaterial amounts relating to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”). As of June 30, 2025, $375 million remained available and authorized for repurchases. Activity under the share repurchase program was recognized in the condensed consolidated financial statements on a trade-date basis.
Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Platform operations	$9,083	$7,272	$18,300	$12,827
Sales and marketing	30,368	25,068	59,304	45,360
Technology and development	42,800	32,509	83,781	60,483
General and administrative	46,634	61,491	95,753	118,290
Total	$128,885	$126,340	$257,138	$236,960
On May 27, 2025, the Company’s stockholders approved the 2025 Incentive Award Plan (the “2025 Plan”), which was previously adopted by the Company’s board of directors and is an amendment and restatement of the 2016 Incentive Award Plan (the “2016 Plan”). The changes from the 2016 Plan to the 2025 Plan include removing the ten-year plan expiration date and providing other minor technical and administrative updates. Existing stock-based awards granted under the 2016 Plan are unaffected by the technical and administrative updates in the 2025 Plan. The “evergreen” provision for annual increases in issuable shares will still end on and include January 1, 2026. The Company does not currently expect the new or modified provisions of the 2025 Plan to materially impact its financial statements in the near term.
Stock Options, Excluding the CEO Performance Option
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	9,813	$43.31
Granted	3,788	53.29
Exercised	(1,007)	14.73
Expired/Forfeited	(403)	75.21
Outstanding as of June 30, 2025	12,191	$47.72
Exercisable as of June 30, 2025	6,090	$33.71
Stock-based compensation expense relating to stock options was $18 million and $16 million for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense relating to stock options was $32 million and $28 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had unrecognized stock-based compensation relating to stock options of approximately $196 million, which is expected to be recognized over a weighted-average period of 3.2 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the 2016 Plan. The CEO Performance Option has an exercise price of $68.29 per share. As of December 31, 2024, the CEO Performance Option had 17.8 million options outstanding. No options were granted, exercised, forfeited or expired during the three and six months ended June 30, 2025. As of June 30, 2025, the CEO Performance Option had 17.8 million options outstanding and 3.4 million exercisable options.

Stock-based compensation of $19 million and $36 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation of $43 million and $71 million for the CEO Performance Option was recorded as a component of general and administrative expense during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $29 million that is expected to be recognized over a weighted-average period of 0.6 years, assuming no acceleration of vesting.
Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2024	10,197	$73.62
Granted	6,076	55.07
Vested	(2,093)	69.33
Forfeited	(584)	72.75
Unvested as of June 30, 2025	13,596	$66.03
Stock-based compensation expense relating to restricted stock was $81 million and $68 million for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense relating to restricted stock was

$152 million and $124 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $830 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense relating to the ESPP was $11 million and $7 million for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense relating to the ESPP was $30 million and $13 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $8 million, which is expected to be recognized over a weighted-average period of 1.0 years.
Note 9—Income Taxes
In determining the interim provision for income taxes for each of the three and six months ended June 30, 2025 and 2024, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended June 30, 2025 and 2024, the provision for income taxes included benefits associated with stock-based awards of $4 million and $18 million, respectively. For the six months ended June 30, 2025 and 2024, the provision for income taxes included benefits associated with stock-based awards of $14 million and $29 million, respectively.

For the six months ended June 30, 2025 and 2024, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation and state and foreign taxes, partially offset by research and development tax credits and the impact of tax benefits associated with stock-based awards.
There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2025, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”), which changes or makes permanent certain tax laws for corporations, including provisions relating to domestic research and development costs, bonus depreciation and foreign derived intangible income. While the Company is still evaluating the full impact of the OBBBA, the primary impact is the option to immediately deduct domestic research and development costs paid or incurred after December 31, 2024, for income tax purposes. In addition, the OBBBA allows for the accelerated deduction of any remaining unamortized domestic research and development costs over a one-year or two-year period beginning after December 31, 2024, at the Company’s election. The Company will continue to evaluate the impact of the OBBBA on its income taxes through the end of the year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$407	$380	$783	$751
Interest income	(18,442)	(18,197)	(38,950)	(35,229)
Interest income, net	$(18,035)	$(17,817)	$(38,167)	$(34,478)
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
Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	86%	87%	86%	87%
International	14%	13%	14%	13%
Total	100%	100%	100%	100%
Note 11— Commitments and Contingencies
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon the Company to provide indemnification under such agreements, but there are no claims of which the Company is aware that could have a material effect on the Company’s condensed consolidated balance sheets, statements of operations or statements of cash flows. Accordingly, no material amounts for have been recorded at June 30, 2025 and 2024.
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

Litigation Related to 2021 CEO Performance Option
On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints alleged generally that the defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs sought a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On February 14, 2025, the court granted the motions to dismiss under Court of Chancery Rule 23.1 in their entirety and with prejudice, finding that the plaintiffs did not allege facts sufficient to infer that at least half of the Company’s board of directors received a material benefit from the CEO Performance Option, lacked independence from Mr. Green, or faced a “substantial likelihood of liability” from having approved the CEO Performance Option. The plaintiffs filed a notice of appeal of the court’s decision. On April 29, 2025, the plaintiffs filed their opening brief. On May 29, 2025, the defendants filed their answering brief. On June 13, 2025, the plaintiffs filed their reply brief. The appeal remains pending.
Litigation Related to Reincorporation
On October 4, 2024, a stockholder filed a class action complaint in the Court of Chancery in the State of Delaware alleging claims for breach of contract against the Company and breach of fiduciary duties against the Company’s directors, in connection with the Company’s reincorporation from Delaware to Nevada. Gunderson v. The Trade Desk, Inc., No. 2024-1029 (Del. Ch.) (the “Gunderson Action”). On October 24, 2024, the plaintiff filed an amended complaint. The complaint sought, among other things, an order declaring that the Company’s conversion required approval by a supermajority of the Company’s stockholders and an order enjoining the November 14, 2024 stockholder vote on the conversion. On October 28, 2024, the parties completed expedited briefing on cross motions for partial summary judgment regarding the causes of action asserted in the original complaint, and the court heard oral argument on the motions on October 30, 2024. On November 6, 2024, the court granted the defendants’ summary judgment motion and denied the plaintiff’s cross-motion, finding that the conversion did not require supermajority approval of the Company’s stockholders, and that the defendants did not breach their fiduciary duties by disclosing that the conversion required a vote of a simple majority of the Company’s stockholders. The plaintiff chose not to appeal. The case is now proceeding as to the plaintiff’s remaining claims that the Company’s directors breached their fiduciary duties because the reincorporation to Nevada was substantively and procedurally unfair, and that the transaction is not subject to the business judgment rule because it was not subject to approval by a special committee of the board or by a majority of the disinterested stockholders. The defendants have moved to dismiss, but no briefing schedule has been set. On April 28, 2025, the plaintiff in the Scarantino Action (as defined below) moved to intervene and stay the Gunderson Action. On May 20, 2025, the Court granted the motion to intervene and stayed the Gunderson Action pending completion of the books and records inspection in the Scarantino Action.
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
On April 24, 2025, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion and the Company’s dual class capital structure, among other things, pursuant to 8 Del. C. § 220. Richard Scarantino v. The Trade Desk, Inc., No 2025-0442 (Del. Ch.) (the “Scarantino Action”). A trial was held by the Court of Chancery on July 16, 2025. The parties are awaiting a decision.

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

Litigation Related to the Company’s Platform and Related Offerings
On March 28, 2025, two complaints alleging various wiretapping and privacy tort theories were filed against the Company in the United States District Court, Northern District of California, captioned Michie & Dryer v. The Trade Desk, Inc., No. 3:25-cv-2889 (N.D. Cal.) and Hernandez-Mendoza v. The Trade Desk, Inc., No. 4:25-cv-02923 (N.D. Cal.). A third complaint advancing similar allegations, captioned Turner v. The Trade Desk, Inc., No. 3:25-cv-03136 (N.D. Cal.), was originally filed on March 31, 2025 in the United States District Court, Central District of California, but was voluntarily dismissed and refiled on April 7, 2025 in the United States District Court, Northern District of California. The complaints have now been consolidated into a single consolidated amended complaint, filed July 18, 2025, and the case is still in its early stages. Management believes the claims asserted in these complaints to be meritless and intends to vigorously defend against them.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of macroeconomic uncertainty on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, income taxes, including the impact of the OBBBA, capital expenditures including share repurchases, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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

Executive Summary
Highlights

	Three Months Ended June 30,				Six Months Ended June 30,
	Dollars		Change		Dollars		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Revenue	$694,039	$584,550	$109,489	19%	$1,310,060	$1,075,803	$234,257	22%
Net income	$90,129	$85,029	$5,100	6%	$140,807	$116,689	$24,118	21%
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
Results of Operations for the Three and Six Months Ended June 30, 2025 Compared with the Three and Six Months Ended June 30, 2024
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended June 30,
	2025		2024
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$694,039	100%	$584,550	100%
Operating expenses:
Platform operations	150,980	22%	110,459	19%
Sales and marketing	161,131	23%	133,867	23%
Technology and development	134,251	19%	110,035	19%
General and administrative	130,900	19%	135,469	23%
Total operating expenses	577,262	83%	489,830	84%
Income from operations	116,777	17%	94,720	16%
Other expense (income):
Total other income, net	(16,424)	(2)%	(17,772)	(3)%
Income before income taxes	133,201	19%	112,492	19%
Provision for income taxes	43,072	6%	27,463	5%
Net income	$90,129	13%	$85,029	15%

	Six Months Ended June 30,
	2025		2024
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$1,310,060	100%	$1,075,803	100%
Operating expenses:
Platform operations	293,819	22%	214,089	20%
Sales and marketing	313,874	24%	255,592	24%
Technology and development	266,653	20%	217,721	20%
General and administrative	264,485	20%	265,024	25%
Total operating expenses	1,138,831	87%	952,426	89%
Income from operations	171,229	13%	123,377	11%
Other expense (income):
Total other income, net	(37,741)	(3)%	(35,148)	(3)%
Income before income taxes	208,970	16%	158,525	15%
Provision for income taxes	68,163	5%	41,836	4%
Net income	$140,807	11%	$116,689	11%
_______________
Note: Percentages may not sum due to rounding.

Revenue
Revenue increased by $109 million, or 19%, and $234 million, or 22%, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by higher spend per campaign, new clients and more campaigns executed by existing clients. The increase in revenue was also due to changes in the mix of value-added services and data utilized by clients for their campaigns, which fluctuates from period to period.
Platform Operations
Platform operations expense increased by $41 million, or 37%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to increases of $33 million in hosting costs and $6 million in personnel costs, which included a $2 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs relating to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to headcount growth as well as the increase in stock-based compensation driven by new equity awards and the impact of stock price volatility on our ESPP.
Platform operations expense increased by $80 million, or 37%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to increases of $63 million in hosting costs and $14 million in personnel costs, which included a $5 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs relating to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to headcount growth as well as the increase in stock-based compensation driven by new equity awards and the impact of stock price volatility on our ESPP.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform, invest in our hosting capabilities, including supporting new technical features and functionality of our platform and related offerings, and hire additional personnel to support our growth.
Sales and Marketing
Sales and marketing expense increased by $27 million, or 20%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to increases of $20 million in personnel costs, which included a $5 million increase in stock-based compensation, $5 million in marketing costs and $2 million in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients and an increase in incentive compensation driven by gross spend growth. The increase in stock-based compensation was primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, creatives, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
Sales and marketing expense increased by $58 million, or 23%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to increases of $45 million in personnel costs, which included a $14 million increase in stock-based compensation, $8 million in marketing costs and $5 million in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients and an increase in incentive compensation driven by gross spend growth. The increase in stock-based compensation was primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in marketing costs was primarily due to an increase in marketing campaigns, events, creatives, sponsorships and client engagement. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we continue to hire additional personnel and focus on increasing the adoption of our platform and related offerings with existing and new clients and expanding our international business.

Technology and Development
Technology and development expense increased by $24 million, or 22%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to increases of $21 million in personnel costs, which included a $10 million increase in stock-based compensation, and $3 million in allocated facilities costs. The increase in stock-based compensation was primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in other personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform and related offerings. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
Technology and development expense increased by $49 million, or 22%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to increases of $42 million in personnel costs, which included a $23 million increase in stock-based compensation, and $6 million in allocated facilities costs. The increase in stock-based compensation was primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in other personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform and related offerings. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
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
General and Administrative
General and administrative expense decreased by $5 million, or 3%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a $15 million decrease in stock-based compensation, partially offset by increases of $6 million in administrative costs, $2 million in personnel costs and $1 million in allocated facilities costs. The decrease in stock-based compensation was primarily due to a $17 million decrease relating to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $2 million increase primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in administrative costs was primarily driven by increases in external professional fees, including legal expenses for various litigation, regulatory and governance matters. The increase in personnel costs was primarily attributable to increased headcount to support our growth, partially offset by a decrease in cash incentive award expenses. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
General and administrative expense decreased by $0.5 million, or 0.2%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a $23 million decrease in stock-based compensation, partially offset by increases of $13 million in administrative costs, $6 million in personnel costs and $2 million in allocated facilities costs. The decrease in stock-based compensation was primarily due to a $28 million decrease relating to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $5 million increase primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in administrative costs was primarily driven by increases in external professional fees, including legal expenses for various litigation, regulatory and governance matters. The increase in personnel costs was primarily attributable to increased headcount to support our growth, partially offset by a decrease in cash incentive award expenses. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure, headcount to support growth and various litigation, regulatory and governance matters, for which expenses may fluctuate from period to period.
Total Other Income, Net
Total other income, net, decreased by $1 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily due to losses on foreign currency forwards driven by changes in foreign currency exchange rates against the U.S. Dollar, partially offset by foreign currency transaction gains.

Total other income, net, increased by $3 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to higher interest income on our cash and cash equivalents and short-term investments driven by higher amounts invested as well as foreign currency transaction gains driven by changes in foreign currency exchange rates against the U.S. Dollar, partially offset by losses on foreign currency forwards and falling portfolio interest rates.
Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three and six months ended June 30, 2025 and 2024.
The provision for income taxes increased by $16 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to lower tax benefits associated with employee stock-based awards and higher pre-tax profitability, partially offset by a lower impact attributable to nondeductible stock-based compensation.
The provision for income taxes increased by $26 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to higher pre-tax profitability and lower tax benefits associated with employee stock-based awards, partially offset by a lower impact attributable to nondeductible stock-based compensation.
On July 4, 2025, the United States enacted the OBBBA, which changes or makes permanent certain tax laws for corporations. Currently, the Company does not expect the provisions of the OBBBA to have a material impact on its effective tax rate or total provision for income taxes. However, depending on the Company’s elections under the OBBBA, it could experience an increase in income taxes receivable and a reduction in deferred tax assets relating to domestic research and development expenses. Refer to Note 9 - Income Taxes for further information regarding the impact of the OBBBA in future periods.
Liquidity and Capital Resources
As of June 30, 2025, we had working capital of $2,105 million, which included $896 million in cash and cash equivalents, $120 million of which was held by our international subsidiaries, and $791 million in short-term investments in marketable securities. Additionally, we had $443 million available under our Amended Credit Facility (refer to the “Credit Facility” section below). For the six months ended June 30, 2025, we generated $456 million in cash flows from operating activities.
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
As of June 30, 2025, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $443 million as of June 30, 2025, which is net of outstanding letters of credit of $7 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of June 30, 2025, we were in compliance with all covenants.
For additional information regarding the Amended Credit Facility, refer to Note 6—Debt.
Other Short-Term Borrowings
On June 30, 2025, we had an outstanding balance of $74 million relating to an overdraft of an account pursuant to customary conditions governing our depositary relationship with JPMorgan Chase Bank, N.A. This outstanding balance is included in accounts payable in the condensed consolidated balance sheets and as proceeds from short-term borrowings in the condensed consolidated statements of cash flows.
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
As of December 31, 2024, $464 million remained available and authorized for repurchases. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount available for future repurchases to $1 billion. During the three months ended June 30, 2025, we repurchased and subsequently retired 3.7 million shares of our Class A common stock for an aggregate repurchase amount of $257 million. During the six months ended June 30, 2025, we repurchased and subsequently retired 10 million shares of our Class A common stock for an aggregate repurchase amount of $657 million. The repurchase amounts included in the condensed consolidated statements of stockholders’ equity include immaterial amounts relating to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (“IRA”). As of June 30, 2025, $375 million remained available and authorized for repurchases.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$456,446	$266,731
Net cash used in investing activities	$(346,155)	$(37,134)
Net cash used in financing activities	$(583,367)	$(115,363)
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
For the six months ended June 30, 2025, cash provided by operating activities of $456 million resulted primarily from net income adjusted for noncash items of $470 million and a net decrease from our operating assets and liabilities of $14 million. The net decrease from our operating assets and liabilities was due to a $32 million decrease in operating lease liabilities, a $24 million decrease in accrued expenses and other liabilities, a $20 million decrease in accounts payable and an $18 million increase in prepaid expenses and other assets, partially offset by an $80 million decrease in accounts receivable. The decrease in operating lease liabilities was due primarily to rent payments. The decrease in accrued expenses and other liabilities was primarily due to tax payments against the prior year income tax liability and a reduction of the liability relating to the ESPP due to the purchase of shares in accordance with the plan, partially offset by the timing of payment for certain personnel costs. The decrease in accounts payable was due to the timing and seasonality of payments to suppliers for Supplier Components. The increase in prepaid expenses and other assets was primarily due to estimated tax payments, partially offset by the current tax provision and the timing of payment for employee engagement costs, including for travel and in-person events that occurred in the first quarter of 2025. The decrease in accounts receivable was due to the timing and seasonality of cash receipts from clients.
For the six months ended June 30, 2024, cash provided by operating activities of $267 million resulted primarily from net income adjusted for noncash items of $419 million, and a net decrease from our operating assets and liabilities of $152 million. The net decrease from our operating assets and liabilities was primarily due to a $52 million increase in prepaid expenses and other assets, a $49 million increase in accounts receivable, a $27 million decrease in operating lease liabilities, a $13 million decrease in accounts payable and a $10 million decrease in accrued expenses and other liabilities. The increase in prepaid expenses and other assets was primarily due to cash paid for income taxes. The increase in accounts receivable was due to the timing and seasonality of cash receipts from clients and the growth of our business. The decrease in operating lease liabilities was due primarily to rent payments. The decrease in accounts payable was due to the timing and seasonality of payments to suppliers for Supplier Components. The decrease in accrued expenses and other liabilities was primarily due to incentive compensation payments and a reduction of the liability relating to the ESPP due to the purchase of shares in accordance with the plan.
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
For the six months ended June 30, 2025, we used $346 million of cash in investing activities, consisting of $232 million of net purchases of short-term investments, $104 million to purchase property and equipment, $6 million of investments in capitalized software and $4 million for the acquisition of certain assets accounted for as a business combination.

For the six months ended June 30, 2024, we used $37 million of cash in investing activities, consisting of $29 million to purchase property and equipment, $4 million of investments in capitalized software and $3 million of net purchases of short-term investments.
Financing Activities
For the six months ended June 30, 2025, we used $583 million of cash in financing activities, consisting of $647 million of cash paid for repurchases of our Class A common stock and $57 million of taxes paid for restricted stock award settlements, partially offset by $74 million of proceeds from short-term borrowings, $32 million of proceeds from our ESPP and $14 million of proceeds from stock option exercises. Refer to Note 6 - Debt for further information regarding short-term borrowings.
For the six months ended June 30, 2024, we used $115 million of cash in financing activities, consisting of $125 million of cash paid for repurchases of Class A common stock and $58 million of taxes paid for restricted stock award settlements, partially offset by $38 million of proceeds from stock option exercises and $30 million of proceeds from our ESPP.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at June 30, 2025 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of non-cancelable operating leases for our various office and hosting facilities and other contractual commitments consisting of obligations to our hosting services, hardware providers and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations as of June 30, 2025 (in thousands):

	Payments Due by Period
	Remainder of 2025	2026 and Thereafter	Total
Operating lease commitments	$26,251	$782,993	$809,244
Other contractual commitments	225,751	170,805	396,556
Total	$252,002	$953,798	$1,205,800
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our condensed consolidated financial statements. Accordingly, no material amounts have been recorded at June 30, 2025.
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
Refer to Note 8— Stock-Based Compensation for information regarding the amendment and restatement of our 2016 Plan. We do not currently expect that the new or modified provisions under the amended and restated 2016 Plan will have a material impact on our financial statements in the near term.
Refer to Note 9 - Income Taxes for information regarding the impact of the OBBBA on income taxes in future periods.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Amended Credit Facility, which accrues interest at a variable rate. No amount was owed on our Amended Credit Facility as of June 30, 2025. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of June 30, 2025, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $8 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk relating to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar, Singapore Dollar and New Zealand Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of June 30, 2025, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $39 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation Related to 2021 CEO Performance Option
On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints alleged generally that the defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of a market-based performance award to our Chief Executive Officer (the “CEO Performance Option”). The plaintiffs sought a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On February 14, 2025, the court granted the motions to dismiss under Court of Chancery Rule 23.1 in their entirety with prejudice, finding that the plaintiffs did not allege facts sufficient to infer that at least half of our board of directors received a material benefit from the CEO Performance Option, lacked independence from Mr. Green, or faced a “substantial likelihood of liability” from having approved the CEO Performance Option. The plaintiffs filed a notice of appeal of the court’s decision. On April 29, 2025, the plaintiffs filed their opening brief. On May 29, 2025, the defendants filed their answering brief. On June 13, 2025, the plaintiffs filed their reply brief. The appeal remains pending.
Litigation Related to Reincorporation
On October 4, 2024, a stockholder filed a class action complaint in the Court of Chancery in the State of Delaware alleging claims for breach of contract against us and breach of fiduciary duties against our directors, in connection with our reincorporation from Delaware to Nevada. Gunderson v. The Trade Desk, Inc., No. 2024-1029 (Del. Ch.) (the “Gunderson Action”). On October 24, 2024, the plaintiff filed an amended complaint. The complaint sought, among other things, an order declaring that our conversion required approval by a supermajority of our stockholders and an order enjoining the November 14, 2024 stockholder vote on the conversion. On October 28, 2024, the parties completed expedited briefing on cross motions for partial summary judgment regarding the causes of action asserted in the original complaint, and the court heard oral argument on the motions on October 30, 2024. On November 6, 2024, the court granted the defendants’ summary judgment motion and denied the plaintiff’s cross-motion, finding that the conversion did not require supermajority approval of our stockholders, and that the defendants did not breach their fiduciary duties by disclosing that the conversion required a vote of a simple majority of our stockholders. The plaintiff chose not to appeal. The case is now proceeding as to the plaintiff’s remaining claims that our directors breached their fiduciary duties because our reincorporation to Nevada was substantively and procedurally unfair, and that the transaction is not subject to the business judgment rule because it was not subject to approval by a special committee of the board or by a majority of the disinterested stockholders. The defendants have moved to dismiss, but no briefing schedule has been set. On April 28, 2025, the plaintiff in the Scarantino Action (as defined below) moved to intervene and stay the Gunderson Action. On May 20, 2025, the Court granted the motion to intervene and stayed the Gunderson Action pending completion of the books and records inspection in the Scarantino Action.
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
On April 24, 2025, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion and the Company’s dual class capital structure, among other things, pursuant to 8 Del. C. § 220. Richard Scarantino v. The Trade Desk, Inc., No 2025-0442 (Del. Ch.) (the “Scarantino Action”). A trial was held by the Court of Chancery on July 16, 2025. The parties are awaiting a decision.

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
Litigation Related to Our Platform and Related Offerings
On March 28, 2025, two complaints alleging various wiretapping and privacy tort theories were filed against us in the United States District Court, Northern District of California, captioned Michie & Dryer v. The Trade Desk, Inc., No. 3:25-cv-2889 (N.D. Cal.) and Hernandez-Mendoza v. The Trade Desk, Inc., No. 4:25-cv-02923 (N.D. Cal.). A third complaint advancing similar allegations, captioned Turner v. The Trade Desk, Inc., No. 3:25-cv-03136 (N.D. Cal.), was originally filed on March 31, 2025 in the United States District Court, Central District of California, but was voluntarily dismissed and refiled on April 7, 2025 in the United States District Court, Northern District of California. The complaints have now been consolidated into a single consolidated amended complaint, filed July 18, 2025, and the case is still in its early stages. Management believes the claims asserted in these complaints to be meritless and intends to vigorously defend against them.

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
Inventory suppliers control the bidding process, rules and procedures for the inventory they supply. Such processes may not always work in our favor or for the benefit of our clients and may create inefficiencies in the supply chain for advertising inventory. Although we have in the past and continue to undertake efforts to address these supply chain inefficiencies, we may not be successful in such efforts. Given the importance of ensuring access to quality inventory for our advertisers, we launched our OpenPath offering in order to give clients a simplified, direct connection to publishers. We have been investing in this offering and plan to continue to grow the amount of OpenPath inventory and publishers available through our platform, but we cannot guarantee that this or future offerings will prove attractive to our clients or otherwise be successful.
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
Our current and potential competitors may have significantly more financial, technical, marketing, and other resources than we have, which may allow them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, rich first-party data sets, may be better positioned to execute on advertising conducted over certain channels, such as social media, mobile, and video and in the case of “walled garden” inventory providers, may exclusively sell their own inventory directly to advertisers, which prevents us from competing with them entirely for such inventory. Some of our competitors may have a longer operating history and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop superior solutions, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our platform or related offerings and could result in increased pricing pressure, increased development, sales and marketing expense, or the loss of market share.
If we fail to innovate or make the right investment decisions in our platform and related offerings, we may fail to attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.
Our industry is subject to rapid and frequent changes in technology and laws governing our activities, evolving client needs and expectations and the frequent introduction by our competitors of new and enhanced offerings. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. We must constantly make investment decisions regarding new and existing offerings and technology to meet client demand and evolving industry and legal standards. We may make bad decisions regarding these investments. Furthermore, even if we believe that our investments improve or supplement our platform and related offerings, such as updates to our various platform features and user interface, they may nevertheless fail to meet new or existing client expectations or preferences, which could result in decreased client adoption or use of our platform.
In addition, as we develop and introduce new offerings, including those incorporating or utilizing artificial intelligence and machine learning and new processing of personal information, including identifiable information, they may raise new, or heighten existing, technological, security, legal and other risks and challenges, which may cause unintended consequences, and they may not function properly or may be misused by our clients. If we fail to adapt to our rapidly changing industry or to evolving client needs or expectations, or we provide new or updated offerings that exacerbate technological, security, legal or other challenges, the reputation of and demand for our platform or related offerings could decrease and our business, financial condition and operations may be adversely affected. In addition to competitive, regulatory and marketplace uncertainties in the ecosystem, we also anticipate that evolution of the use of artificial intelligence and machine learning in digital advertising may create challenges and further ecosystem uncertainty, which can be difficult to predict.
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

In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal data perceived as especially sensitive, such as health data and children’s data. For example, the FTC has finalized an update to rules adopted pursuant to the Children Online Privacy Protection Act, modifying some requirements relating to the use of children’s data for targeted advertising and several states have enacted laws that would substantially impact activities that involve showing targeted advertisements to individuals under 18 years of age through a variety of new restrictions, or in some cases prohibit it altogether. Further, several states have enacted laws, updated existing laws or have introduced bills to impose new privacy obligations related to health-related personal information beyond that governed by federal and state laws governing medical records and similar information, such as HIPAA. For example, Washington’s My Health, My Data Act (“MHMD”) introduced a host of requirements related to a very broadly-defined notion of consumer health data that impacts the advertising industry in part because MHMD is subject to a private right of action (unlike most other state privacy laws), so plaintiffs’ attorneys could explore claims that stretch the bounds of the law’s text. A somewhat similar law recently enacted in Virginia also contains a private right of action. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance and defense costs, and more obligations on us, our clients and other companies in the advertising industry.
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
In addition, in the EU and UK, national laws derived from Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, provide that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. Recent European court and regulator decisions are driving increased attention to cookies and similar tracking technologies. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and offerings to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data.
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
We depend on various technology, software, products and services from third parties or available as open source, including data centers and API technology, payment processing, payroll and other technology and professional services, some of which are critical to the features and functionality of our platform. For example, in order for clients to target ads in ways they desire and otherwise optimize and verify campaigns, our platform must have access to data regarding Internet user behavior and reports with demographic information regarding Internet users. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-

party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services. If we are unsuccessful in establishing or maintaining our relationships with our third-party providers or otherwise need to replace them, internal resources may need to be diverted and our business, financial condition and results of operations could be harmed.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our articles of incorporation provide that all Class B common stock will convert automatically into Class A common stock on December 22, 2025, unless converted prior to such date. As of June 30, 2025, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.2% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the dual class nature of our common stock, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceedings, refer to “Item 1. Legal Proceedings.”
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
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions, including a number of states in the United States, are considering enacting or have enacted laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. In addition, the Organization for Economic Cooperation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Further, on July 4, 2025, the United States enacted the One Big Beautiful Bill Act that changes or makes permanent certain tax laws for corporations. While the changes from these rules have not negatively impacted our financial condition or results of operations, they could increase our effective tax rate and cash tax payments in future periods. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended June 30, 2025.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
April 1-30	546	$56.00	546	$600
May 1-31	—	$—	—	$600
June 1-30	3,202	$70.28	3,202	$375
	3,748		3,748
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
On May 19, 2025, our Chief Strategy Officer and Class II Director, Samantha Jacobson, modified a trading plan with respect to the sale of our Class A common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), which she had previously adopted on August 22, 2024. The modified plan covers the sale of up to 177,190 shares. The plan will terminate at the earlier of the execution of all trading orders in the plan or May 27, 2026.
On June 13, 2025, our Chief Executive Officer and Class I Director, Jeff T. Green, through a personal trust over which he is a trustee and through a foundation for which he is the sole member and director, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 5,000,000 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or March 13, 2026.
During the quarter ended June 30, 2025, none of our Section 16 officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Articles of Incorporation of The Trade Desk, Inc.	8-K	11/18/2024	3.1

3.2	Bylaws of The Trade Desk, Inc.	8-K	11/18/2024	3.2

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	10-K	2/21/2025	4.2

4.3	Form of Class B Common Stock Certificate.	10-K	2/21/2025	4.3
10.1+	The Trade Desk Inc. 2025 Incentive Award Plan.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: August 7, 2025	/s/ Laura Schenkein
Laura Schenkein
Chief Financial Officer (Principal Financial and Accounting Officer)