Form 10-Q
period 2025-09-30
Trade Desk, Inc.
filed 2025-11-06
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 440,318,931 shares of Class A common stock and 43,275,936 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$653,134	$1,369,463
Short-term investments, net	792,313	552,026
Accounts receivable, net of allowance for credit losses of $12,210 and $11,244 as of September 30, 2025 and December 31, 2024, respectively	3,478,338	3,330,343
Prepaid expenses and other current assets	196,501	84,626
TOTAL CURRENT ASSETS	5,120,286	5,336,458
Property and equipment, net	322,507	209,332
Operating lease assets	287,104	263,761
Deferred income taxes	110,514	230,214
Other assets, non-current	99,990	72,186
TOTAL ASSETS	$5,940,401	$6,111,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,761,261	$2,631,213
Accrued expenses and other current liabilities	160,381	177,760
Operating lease liabilities	73,129	64,492
TOTAL CURRENT LIABILITIES	2,994,771	2,873,465
Operating lease liabilities, non-current	302,848	247,723
Other liabilities, non-current	41,996	41,618
TOTAL LIABILITIES	3,339,615	3,162,806
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 441,453 and 452,182 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively Class B, 95,000 shares authorized; 43,276 and 43,919 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,965,231	2,594,896
Retained earnings (accumulated deficit)	(364,445)	354,249
TOTAL STOCKHOLDERS’ EQUITY	2,600,786	2,949,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,940,401	$6,111,951
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$739,433	$628,016	$2,049,493	$1,703,819
Operating expenses:
Platform operations	162,154	122,656	455,973	336,745
Sales and marketing	156,830	140,296	470,704	395,888
Technology and development	127,893	117,705	394,546	335,426
General and administrative	131,337	138,878	395,822	403,902
Total operating expenses	578,214	519,535	1,717,045	1,471,961
Income from operations	161,219	108,481	332,448	231,858
Other expense (income):
Interest income, net	(16,490)	(19,408)	(54,657)	(53,886)
Foreign currency exchange loss (gain), net	(1,810)	711	(1,384)	41
Total other income, net	(18,300)	(18,697)	(56,041)	(53,845)
Income before income taxes	179,519	127,178	388,489	285,703
Provision for income taxes	63,972	33,020	132,135	74,856
Net income	$115,547	$94,158	$256,354	$210,847
Earnings per share:
Basic	$0.24	$0.19	$0.52	$0.43
Diluted	$0.23	$0.19	$0.52	$0.42
Weighted-average shares outstanding:
Basic	487,729	491,614	491,069	489,845
Diluted	492,984	502,563	497,198	500,273
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	488,916	$—	$1,967,265	$196,954	$2,164,219
Exercise of common stock options	719	—	10,804	—	10,804
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	620	—	(26,806)	—	(26,806)
Repurchases of Class A common stock	(1,527)	—	—	(125,370)	(125,370)
Stock-based compensation	—	—	112,048	—	112,048
Net income	—	—	—	31,660	31,660
Balance as of March 31, 2024	488,728	—	2,063,311	103,244	2,166,555
Exercise of common stock options	1,167	—	27,360	—	27,360
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,007	—	(31,563)	—	(31,563)
Issuance of common stock under employee stock purchase plan	698	—	30,122	—	30,122
Repurchases of Class A common stock	—	—	—	90	90
Stock-based compensation	—	—	127,813	—	127,813
Net income	—	—	—	85,029	85,029
Balance as of June 30, 2024	491,600	—	2,217,043	188,363	2,405,406
Exercise of common stock options	1,810	—	89,526	—	89,526
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	554	—	(39,394)	—	(39,394)
Repurchases of Class A common stock	(517)	—	—	(53,871)	(53,871)
Stock-based compensation	—	—	129,925	—	129,925
Net income	—	—	—	94,158	94,158
Balance as of September 30, 2024	493,447	$—	$2,397,100	$228,650	$2,625,750

Balance as of December 31, 2024	496,101	$—	$2,594,896	$354,249	$2,949,145
Exercise of common stock options	597	—	6,478	—	6,478
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	782	—	(29,457)	—	(29,457)
Issuance of common stock relating to business acquisition	127	—	10,299	—	10,299
Repurchases of Class A common stock	(6,288)	—	—	(400,409)	(400,409)
Stock-based compensation	—	—	129,950	—	129,950
Net income	—	—	—	50,678	50,678
Balance as of March 31, 2025	491,319	—	2,712,166	4,518	2,716,684
Exercise of common stock options	410	—	8,261	—	8,261
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,292	—	(27,591)	—	(27,591)
Issuance of common stock under employee stock purchase plan	625	—	34,531	—	34,531
Repurchases of Class A common stock	(3,748)	—	—	(257,003)	(257,003)
Stock-based compensation	—	—	130,822	—	130,822
Net income	—	—	—	90,129	90,129
Balance as of June 30, 2025	489,898	—	2,858,189	(162,356)	2,695,833
Exercise of common stock options	251	—	6,239	—	6,239
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	785	—	(22,678)	—	(22,678)
Repurchases of Class A common stock	(6,205)	—	—	(317,636)	(317,636)
Stock-based compensation	—	—	123,481	—	123,481
Net income	—	—	—	115,547	115,547
Balance as of September 30, 2025	484,729	$—	$2,965,231	$(364,445)	$2,600,786
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$256,354	$210,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,824	63,378
Stock-based compensation	378,454	365,470
Deferred income taxes	118,163	—
Noncash lease expense	51,234	41,522
Provision for expected credit losses on accounts receivable	1,498	837
Other	(13,841)	(11,901)
Changes in operating assets and liabilities:
Accounts receivable	(149,053)	(125,711)
Prepaid expenses and other current and non-current assets	(91,574)	(68,490)
Accounts payable	120,381	87,175
Accrued expenses and other current and non-current liabilities	(26,798)	8,846
Operating lease liabilities	(47,510)	(31,918)
Net cash provided by operating activities	681,132	540,055
INVESTING ACTIVITIES:
Purchases of investments	(826,210)	(486,596)
Maturities of investments	597,413	475,022
Purchases of property and equipment	(170,688)	(78,048)
Capitalized software development costs	(9,093)	(6,708)
Business acquisition	(4,350)	—
Net cash used in investing activities	(412,928)	(96,330)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(957,540)	(177,428)
Proceeds from exercise of stock options	20,287	127,690
Proceeds from employee stock purchase plan	32,446	30,122
Taxes paid relating to net settlement of restricted stock awards	(79,726)	(97,763)
Net cash used in financing activities	(984,533)	(117,379)
Increase (decrease) in cash and cash equivalents	(716,329)	326,346
Cash and cash equivalents—Beginning of period	1,369,463	895,129
Cash and cash equivalents—End of period	$653,134	$1,221,475
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$56,863	$48,524
Operating lease assets obtained in exchange for operating lease liabilities	$76,052	$94,410
Capitalized assets financed by accounts payable	$30,511	$10,217
Repurchases of Class A common stock in accrued expenses and other current liabilities	$19,407	$1,723
Tenant improvements paid by lessor	$14,379	$—
Assets acquired in a business combination, included in other assets, non-current, in exchange for Class A common stock	$10,299	$—
Stock-based compensation included in capitalized software development costs	$5,799	$4,316
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Nature of Operations
The Trade Desk, Inc. (the “Company”) is a global leader in advertising technology. The Company’s platform empowers ad buyers to create, manage and optimize digital advertising campaigns across ad formats, channels and devices. The platform’s depth, artificial intelligence (“AI”) capabilities and rich ecosystem of inventory, publisher and data partner integrations enable superior reach and decisioning for clients. In addition to the primary capabilities provided by its self-service platform, the Company’s enterprise application programming interfaces (“APIs”) equip its clients with the ability to customize and expand platform functionality.
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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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
As of September 30, 2025, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors such as changes in interest rates, foreign currency exchange rates, trade policies and practices, inflation, supply chain disruptions and economic growth continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information and consistent categories in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2025. Early adoption is permitted. The Company will adopt the guidance in its Annual Report on Form 10-K for the year ending December 31, 2025, which will result in additional disclosure in the notes to the consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of specific expense categories included in the expense captions presented on the statements of operations. The new guidance does not change the expense captions on the statements of operations. In January 2025, the FASB issued ASU No. 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) which clarified the effective date of ASU No. 2024-03. The guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2027, and for interim periods beginning with the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2028. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard amends ASC 326-20 to provide an optional practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606. The guidance will be effective on a prospective basis for annual periods, including interim reporting periods therein, beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance clarifies and modernizes the accounting for costs related to internal-use software, including removing references to software development project stages and clarifying certain requirements for recognition and disclosure of capitalized software development costs and capitalized implementation costs for cloud computing arrangements. The guidance will be effective for annual periods, including interim reporting periods therein, beginning after December 15, 2027, with early adoption permitted. The guidance may be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.
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

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$115,547	$94,158	$256,354	$210,847
Denominator:
Weighted-average shares outstanding—basic	487,729	491,614	491,069	489,845
Effect of dilutive securities	5,255	10,949	6,129	10,428
Weighted-average shares outstanding—diluted	492,984	502,563	497,198	500,273
Basic earnings per share	$0.24	$0.19	$0.52	$0.43
Diluted earnings per share	$0.23	$0.19	$0.52	$0.42
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	16,142	2,667	16,142	2,667

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of September 30, 2025
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$242,833	$—	$242,833
Level 1:
Money market funds	319,039	—	319,039
Level 2:
Commercial paper	91,262	237,897	329,159
Corporate debt securities	—	373,439	373,439
U.S. government and agency securities	—	180,977	180,977
Total	$653,134	$792,313	$1,445,447

	As of December 31, 2024
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$218,448	$—	$218,448
Level 1:
Money market funds	1,031,413	—	1,031,413
Level 2:
Commercial paper	101,163	129,879	231,042
Corporate debt securities	3,498	281,775	285,273
U.S. government and agency securities	14,941	140,372	155,313
Total	$1,369,463	$552,026	$1,921,489
The Company’s gross unrealized gains and losses from its short-term investments, recorded at fair value, for the three and nine months ended September 30, 2025 and 2024, were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

September 30, 2025
Due in one year	$678,089
Due in one to two years	114,224
Total	$792,313
Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$17,089	$15,062	$52,171	$41,259
Short-term lease cost	622	666	2,212	1,554
Variable lease cost	4,915	4,255	15,178	11,863
Sublease income	—	—	—	(42)
Total lease cost	$22,626	$19,983	$69,561	$54,634
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
On December 17, 2021, the Company amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars. On February 9, 2023, the Company further amended its Credit Facility (as amended, the “Amended Credit Facility”) to transition from a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”).
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
As of September 30, 2025, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $443 million as of September 30, 2025, which is net of outstanding letters of credit of $7 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of September 30, 2025, the Company was in compliance with all covenants.
Note 7—Capitalization
The Class A and Class B common stock have the same rights and preferences, including rights to dividends, except the Class B common stock is entitled to ten votes per share and the Class A common stock is entitled to one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain transfers described in the Company’s amended and restated articles of incorporation, including, without limitation, certain transfers for tax and estate planning purposes. The Company’s amended and restated articles of incorporation provide that all Class B common stock will convert automatically into Class A common stock on December 22, 2035, unless converted prior to such date pursuant to the Company’s amended and restated articles of incorporation.
The Company’s board of directors has the discretion to issue shares of preferred stock and determine the rights, preferences, privileges and restrictions, including voting rights, and the designation, preferences, relative rights, participating rights, optional rights or other special rights of any such series of preferred stock.
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
As of December 31, 2024, $464 million remained available and authorized for repurchases. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount available for future repurchases to $1 billion. During the three months ended September 30, 2025, the Company repurchased and subsequently retired 6 million shares of its Class A common stock for an aggregate repurchase amount of $318 million. During the nine months ended September 30, 2025, the Company repurchased and subsequently retired 16 million shares of its Class A common stock for an aggregate repurchase amount of $975 million. The aggregate repurchase amounts for the three and nine months ended September 30, 2025, included $2 million and $6 million, respectively, relating to the 1% excise tax on share repurchases, net of share issuances, from the Inflation Reduction Act of 2022 (“IRA”). As of September 30, 2025, $60 million remained available and authorized for repurchases. In October 2025, the Company used the remaining $60 million authorized for repurchases and an additional $500 million was authorized under this program. Activity under the share repurchase program was recognized in the condensed consolidated financial statements on a trade-date basis.

Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Platform operations	$7,953	$7,617	$26,253	$20,444
Sales and marketing	28,133	25,294	87,437	70,654
Technology and development	40,197	36,958	123,978	97,441
General and administrative	45,033	58,641	140,786	176,931
Total	$121,316	$128,510	$378,454	$365,470
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
Stock Options, Excluding the CEO Performance Option
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	9,813	$43.31
Granted	4,011	53.33
Exercised	(1,258)	16.53
Expired/Forfeited	(736)	70.93
Outstanding as of September 30, 2025	11,830	$47.83
Exercisable as of September 30, 2025	6,330	$36.44
Stock-based compensation expense relating to stock options was $20 million and $19 million for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense relating to stock options was $52 million and $47 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had unrecognized stock-based compensation relating to stock options of approximately $172 million, which is expected to be recognized over a weighted-average period of 3.0 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the 2016 Plan. The CEO Performance Option has an exercise price of $68.29 per share. As of December 31, 2024, the CEO Performance Option had 17.8 million options outstanding. No options under the CEO Performance Option were granted, exercised, forfeited or expired during the three and nine months ended September 30, 2025. As of September 30, 2025, the CEO Performance Option had 17.8 million options outstanding and 3.4 million exercisable options.

Stock-based compensation of $14 million and $30 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation of $57 million and $102 million for the CEO Performance Option was recorded as a component of general and administrative expense during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $15 million that is expected to be recognized over a weighted-average period of 0.4 years, assuming no acceleration of vesting.
Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2024	10,197	$73.62
Granted	6,820	55.68
Vested	(3,398)	68.45
Forfeited	(1,033)	69.71
Unvested as of September 30, 2025	12,586	$65.62
Stock-based compensation expense relating to restricted stock was $84 million and $73 million for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense relating to restricted stock was $236 million and $197 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $761 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense relating to the ESPP was $3 million and $7 million for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense relating to the ESPP was $33 million and $20 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $5 million, which is expected to be recognized over a weighted-average period of 0.9 years.
Note 9—Income Taxes
In determining the interim provision for income taxes for each of the three and nine months ended September 30, 2025 and 2024, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended September 30, 2025 and 2024, the provision for income taxes included benefits (detriments) associated with stock-based awards of $(2) million and $14 million, respectively. For the nine months ended September 30, 2025 and 2024, the provision for income taxes included benefits associated with stock-based awards of $12 million and $43 million, respectively.

For the nine months ended September 30, 2025 and 2024, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to nondeductible stock-based compensation and state and foreign taxes, partially offset by research and development tax credits and the impact of tax benefits associated with stock-based awards.
There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2025, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”), which changes or makes permanent certain tax laws for corporations, including provisions relating to domestic research and development costs, bonus depreciation and foreign derived intangible income. While the Company is still evaluating the full impact of the OBBBA, the primary impact is the option to immediately deduct domestic research and development costs paid or incurred after December 31, 2024, for income tax purposes. In addition, the OBBBA allows for the accelerated deduction of any remaining unamortized domestic research and development costs over a one-year or two-year period beginning after December 31, 2024, at the Company’s election. As a result, during the three months ended September 30, 2025, the Company recognized $118 million relating to domestic research and development costs as income taxes receivable, presented in prepaid expenses and other current assets, with a corresponding reduction in deferred tax assets. The Company will continue to evaluate the impact of the OBBBA on its income taxes through the end of the year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$356	$374	$1,139	$1,125
Interest income	(16,846)	(19,782)	(55,796)	(55,011)
Interest income, net	$(16,490)	$(19,408)	$(54,657)	$(53,886)
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
Gross Billings, based on the address of the clients or client affiliates, set forth as a percentage of total Gross Billings, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	86%	88%	86%	88%
International	14%	12%	14%	12%
Total	100%	100%	100%	100%

Note 11— Commitments and Contingencies
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon the Company to provide indemnification under such agreements, but there are no claims of which the Company is aware that could have a material effect on the Company’s condensed consolidated balance sheets, statements of operations or statements of cash flows. Accordingly, no material amounts for have been recorded at September 30, 2025 and 2024.
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
Litigation Related to 2021 CEO Performance Option
On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints alleged generally that the defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs sought a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On February 14, 2025, the court granted the motions to dismiss under Court of Chancery Rule 23.1 in their entirety and with prejudice, finding that the plaintiffs did not allege facts sufficient to infer that at least half of the Company’s board of directors received a material benefit from the CEO Performance Option, lacked independence from Mr. Green, or faced a “substantial likelihood of liability” from having approved the CEO Performance Option. The plaintiffs filed a notice of appeal of the Court of Chancery’s decision. The parties completed briefing the appeal on June 13, 2025, and the Delaware Supreme Court heard oral argument on October 22, 2025. The appeal remains pending.
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
On April 24, 2025, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion and the Company’s dual class capital structure, among other things, pursuant to 8 Del. C. § 220. Richard Scarantino v. The Trade Desk, Inc., No 2025-0442 (Del. Ch.) (the “Scarantino Action”). The case was referred to a Magistrate in Chancery for trial, and a trial was held on July 16, 2025. On July 31, 2025, the Magistrate in Chancery issued a final report, in which she found that the stockholder plaintiff could receive certain limited requested board materials. The stockholder plaintiff filed exceptions to the Magistrate’s final report, and briefing on plaintiff’s exceptions was completed on September 26, 2025. The parties are awaiting a decision.

Litigation Related to Securities Class Actions
On February 19, 2025, plaintiff United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 WBPA Fund filed a purported federal securities class action complaint in the United States District Court, Central District of California, captioned United Union of Roofers, Waterproofers, and Allied Workers Local Union No. 8 v. The Trade Desk, Inc. et al. (No. 2:25-cv-01396), against the Company as well as its Chief Executive Officer and then-Chief Financial Officer. The complaint alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action purported to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between May 9, 2024 and February 12, 2025 and sought unspecified damages and other relief. On March 20, 2025, the court granted the parties’ joint stipulation, ordering that defendants need not respond to the complaint, pending the appointment of lead plaintiff and lead counsel.
On March 5, 2025, two additional related purported class action lawsuits were filed in the United States District Court, Central District of California, captioned Savorelli v. The Trade Desk, Inc. et al. (No. 2:25-cv-01915), bringing claims against the Company as well as its Chief Executive Officer and then-Chief Financial Officer, and New England Teamsters Pension Fund v. The Trade Desk, Inc. et al. (No. 2:25-cv-01936), bringing claims against the Company as well as its Chief Executive Officer, then-Chief Financial Officer and Chief Strategy Officer. Both complaints alleged that the defendants made false and misleading statements, similar to the allegations contained in the United Union of Roofers action, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions were also purportedly brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between May 9, 2024 and February 12, 2025 and sought unspecified damages and other relief. On March 18, 2025, the court entered orders relating the Savorelli and New England actions to the first-filed United Union of Roofers action, No. 2:25-cv-01396 (CAS). On March 28, 2025, the court granted the parties’ joint stipulations in the Savorelli and New England matters, ordering that defendants need not respond to the complaints, pending the appointment of lead plaintiff and lead counsel.
On April 21, 2025, several purported shareholders filed motions in the related actions seeking to be appointed lead plaintiff. On June 4, 2025, the court consolidated all three actions and recaptioned the action “In re The Trade Desk, Inc. Securities Litigation,” No. 2:25-cv-01396 (the “Consolidated Action”), and appointed Arkansas Public Employees Retirement System and Public Employees Retirement System of Mississippi as lead plaintiff in the Consolidated Action.
Plaintiffs filed a First Amended Consolidated Class Action Complaint (“First Amended Complaint”) on August 15, 2025. The First Amended Complaint purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 15, 2023 and August 8, 2025. It alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The First Amended Complaint also asserts a separate claim under

Section 20A alleging that the Company’s Chief Executive Officer, then-Chief Financial Officer and Chief Strategy Officer engaged in insider trading during the proposed class period.
Defendants filed a motion to dismiss the Consolidated Action on October 14, 2025. The motion remains pending. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them.

Shareholder Derivative Actions
On March 6, 2025 and March 14, 2025, plaintiffs Nathan C. Silva and Daniel Jong, respectively, filed purported shareholder derivative complaints in the United States District Court, Central District of California, captioned Silva v. Green et al. (No. 2:25-cv-01975) and Jong v. Green et al. (No. 2:25-cv-02268), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaints generally arise out of the same allegations contained in the securities class action and allege claims for breach of fiduciary duties and related claims. The actions purport to be brought derivatively on behalf of the Company and seek damages and other various forms of relief. On April 9, 2025, the court granted the parties’ stipulations consolidating the shareholder derivative actions and appointing Nathan C. Silva and Daniel Jong as co-plaintiffs and the Brown Law Firm, P.C. and Rigrodsky Law, P.A. as co-lead counsel for plaintiffs. On April 24, 2025, the court granted the parties' stipulation staying the consolidated derivative action until resolution of the motion(s) to dismiss the consolidated securities class action (described above). The order also provided that plaintiffs may file an amended complaint, but defendants are under no obligation to respond during the pendency of the stay.
On September 11, 2025, plaintiff Cara Gardner filed a purported shareholder derivative complaint in the U.S. District Court for the District of Nevada, captioned Cara Gardner v. Jeff T. Green et al. (No. 2:25-cv-01712), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief.
On October 3, 2025, plaintiff Ahmed Ibrahim filed a purported shareholder derivative complaint in the U.S. District Court for the District of Nevada, captioned Ahmed Ibrahim v. Jeff T. Green et al. (No. 2:25-cv-01892), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class actions and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief.
On October 22, 2025, the Company and plaintiffs Cara Gardner and Ahmed Ibrahim filed a joint proposed stipulation to consolidate the Nevada derivative complaints and stay the actions until resolution of the motion to dismiss the Consolidated Action. Under the proposed stipulation, plaintiffs may file a consolidated complaint or designate an operative complaint, but defendants are under no obligation to respond during the pendency of the stay.

Litigation Related to the Company’s Platform and Related Offerings
On March 28, 2025, two complaints alleging various wiretapping and privacy tort theories were filed against the Company in the United States District Court, Northern District of California, captioned Michie & Dryer v. The Trade Desk, Inc., No. 3:25-cv-2889 (N.D. Cal.) and Hernandez-Mendoza v. The Trade Desk, Inc., No. 4:25-cv-02923 (N.D. Cal.). A third complaint advancing similar allegations, captioned Turner v. The Trade Desk, Inc., No. 3:25-cv-03136 (N.D. Cal.), was originally filed on March 31, 2025 in the United States District Court, Central District of California, but was voluntarily dismissed and refiled on April 7, 2025 in the United States District Court, Northern District of California. On June 18, 2025, the Court consolidated all three actions and recaptioned the consolidated action “In re The Trade Desk, Inc. Data Privacy Litigation” (No. 3:25-cv-2889), and appointed Lieff Cabraser Heimann & Bernstein, LLP as Interim Lead Counsel, with a Plaintiffs’ Executive Committee consisting of Simmons Hanly Conroy LLP, Lowey Dannenberg, P.C. and Bursor & Fisher, P.A. The complaints have now been consolidated into a single consolidated amended complaint, filed July 18, 2025.
The Company filed a motion to dismiss the consolidated amended complaint on September 2, 2025. Plaintiffs filed their opposition to the motion to dismiss on October 17, 2025. The motion to dismiss remains pending and the case is still in its early stages. Management believes the claims asserted in this action to be meritless and intends to vigorously defend against them.

Litigation is inherently uncertain and there can be no assurance regarding the likelihood that the motions to dismiss or defense of the various actions will be successful.

Employment Contracts
The Company has entered into agreements with severance terms with certain employees and officers. The Company may be required to accelerate the vesting of certain stock-based awards in the event of changes in control, as defined, and involuntary terminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of macroeconomic uncertainty on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, income taxes, including the impact of the One Big Beautiful Bill Act (the “OBBBA”), capital expenditures including share repurchases, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
Overview
We are a global leader in advertising technology. Our platform empowers ad buyers to create, manage and optimize digital advertising campaigns across ad formats, channels and devices. Our platform’s depth, AI capabilities and rich ecosystem of inventory, publisher and data partner integrations enable superior reach and decisioning for clients. In addition to the primary capabilities provided by our self-service platform, our enterprise APIs equip our clients with the ability to customize and expand platform functionality.
Since our founding in 2009, we have been committed to building a more transparent and objective advertising ecosystem and enabling more expressive and data-driven campaigns through pioneering technology innovations.
Our clients are advertising agencies, advertisers and other service providers for agencies or advertisers, with whom we enter into ongoing MSAs. We generate revenue by charging our clients a platform fee generally based on a percentage of our clients’ total spend on our platform and from providing value-added services and data to support their advertising campaigns.

Executive Summary
Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
	Dollars		Change		Dollars		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)
Revenue	$739,433	$628,016	$111,417	18%	$2,049,493	$1,703,819	$345,674	20%
Net income	$115,547	$94,158	$21,389	23%	$256,354	$210,847	$45,507	22%
Trends, Opportunities and Challenges
Since our founding, we have focused on developing the most sophisticated, rich and objective platform for buyers of advertising. The growing digitization of media, fragmentation of audiences and ongoing lack of transparency in the advertising technology ecosystem have increased the complexity of advertising and thereby increased the need for an ad buying platform that users can trust. Our platform delivers valuable insights and results to clients without the conflict of interest and lack of objectivity that come with also selling advertising inventory. We believe our continued success relies on further developing our platform’s programmatic capabilities while expanding access to advertising inventory, value-added services and data to support our clients’ advertising campaigns.
We believe that our key opportunities include (i) our ongoing global expansion, (ii) continuing development of our omnichannel ad inventory (including in channels such as CTV and other video, mobile, audio and others), (iii) continuing development, optimization and adoption of the data usage, measurement and targeting capabilities provided by our platform, which create a natural flywheel in our business, (iv) the adoption and utilization of third-party data, in particular, retail data, and first-party data by our clients, and (v) the continuing development and incorporation of AI in our platform and related offerings.
We believe that growth of the programmatic advertising market is important for our ability to grow our business. Adoption of programmatic advertising by advertisers allows us to acquire new clients and grow revenue from existing clients. Although our clients include some of the largest advertising agencies and advertisers in the world, we believe there is significant room for us to expand our business relationships with these clients to gain a larger portion of their advertising spend through our platform. We also believe that the industry trends noted above will lead to advertisers adopting programmatic advertising through platforms such as ours. Accordingly, we see a significant market opportunity across advertisers and agencies with which we do not yet do business.
Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory we present to our clients. For example, we have expanded our CTV, audio and other advertising offerings through our integrations with supply-side partners and publishers.
We invest for long-term growth. We anticipate that our operating expenses will continue to increase in the foreseeable future as we invest in platform operations for our hosting capabilities as well as technology and development to enhance our platform and related offerings, including our continued focus on the development and incorporation of AI. We also anticipate that our sales and marketing expenses will continue to increase to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to continue making investments in our infrastructure, including our information technology, financial and administrative systems and controls to support our growing operations.
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
Results of Operations for the Three and Nine Months Ended September 30, 2025 Compared with the Three and Nine Months Ended September 30, 2024
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended September 30,
	2025		2024
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$739,433	100%	$628,016	100%
Operating expenses:
Platform operations	162,154	22%	122,656	20%
Sales and marketing	156,830	21%	140,296	22%
Technology and development	127,893	17%	117,705	19%
General and administrative	131,337	18%	138,878	22%
Total operating expenses	578,214	78%	519,535	83%
Income from operations	161,219	22%	108,481	17%
Other expense (income):
Total other income, net	(18,300)	(2)%	(18,697)	(3)%
Income before income taxes	179,519	24%	127,178	20%
Provision for income taxes	63,972	9%	33,020	5%
Net income	$115,547	16%	$94,158	15%

	Nine Months Ended September 30,
	2025		2024
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$2,049,493	100%	$1,703,819	100%
Operating expenses:
Platform operations	455,973	22%	336,745	20%
Sales and marketing	470,704	23%	395,888	23%
Technology and development	394,546	19%	335,426	20%
General and administrative	395,822	19%	403,902	24%
Total operating expenses	1,717,045	84%	1,471,961	86%
Income from operations	332,448	16%	231,858	14%
Other expense (income):
Total other income, net	(56,041)	(3)%	(53,845)	(3)%
Income before income taxes	388,489	19%	285,703	17%
Provision for income taxes	132,135	6%	74,856	4%
Net income	$256,354	13%	$210,847	12%
_______________
Note: Percentages may not sum due to rounding.

Revenue
Revenue increased by $111 million, or 18%, and $346 million, or 20%, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively. The increase was primarily due to higher gross spend in the current year on our platform, which was primarily driven by higher spend per advertising campaign and new clients. The increase in revenue was also due to changes in the mix of value-added services and data utilized by clients for their campaigns, which fluctuates from period to period.
Platform Operations
Platform operations expense increased by $39 million, or 32%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to increases of $36 million in hosting costs and $3 million in personnel costs. The increase in hosting costs was primarily attributable to support costs relating to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to headcount growth.
Platform operations expense increased by $119 million, or 35%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to increases of $99 million in hosting costs and $16 million in personnel costs, which included a $6 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs relating to the increased use of our platform by our clients, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to headcount growth as well as the increase in stock-based compensation driven by new equity awards and the impact of stock price volatility on our ESPP.
We expect platform operations expenses to increase in absolute dollars in future periods as we continue to experience increased volumes of media impressions through our platform, invest in our hosting capabilities, including to support new technical features and functionality of our platform and related offerings, such as AI, and hire additional personnel to support our growth.
Sales and Marketing
Sales and marketing expense increased by $17 million, or 12%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to increases of $13 million in personnel costs, which included a $3 million increase in stock-based compensation and $3 million in marketing costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients as well as an increase in travel costs. The increase in stock-based compensation was primarily driven by new equity awards. The increase in marketing costs was primarily due to an increase in marketing events, creatives, client engagement and sponsorships.
Sales and marketing expense increased by $75 million, or 19%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to increases of $58 million in personnel costs, which included a $17 million increase in stock-based compensation, $11 million in marketing costs and $6 million in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients, an increase in incentive compensation driven by gross spend growth and an increase in travel costs. The increase in stock-based compensation was primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in marketing costs was primarily due to an increase in marketing creatives, campaigns, events, client engagement and sponsorships. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we continue to hire additional personnel and focus on increasing the adoption of our platform and related offerings with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense increased by $10 million, or 9%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was due to an increase of $10 million in personnel costs, which included a $3 million increase in stock-based compensation. The increase in personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform and related offerings as well as the increase in stock-based compensation, primarily driven by new equity awards.
Technology and development expense increased by $59 million, or 18%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to increases of $51 million in personnel costs, which included a $27 million increase in stock-based compensation, and $6 million in allocated facilities costs. The increase in stock-based compensation was primarily driven by new equity awards and the impact of stock price volatility on our ESPP. The increase in other personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform and related offerings. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect technology and development expense to increase in absolute dollars as we continue to hire additional personnel, invest in the development of our platform and related offerings to support additional features and functionality, including AI, increase the number of advertising inventory and data suppliers and support the anticipated increase in volume of advertising spending by our clients on our platform.
General and Administrative
General and administrative expense decreased by $8 million, or 5%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a $14 million decrease in stock-based compensation, partially offset by increases of $4 million in administrative costs and $3 million in personnel costs. The decrease in stock-based compensation was primarily due to a $16 million decrease relating to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $2 million increase primarily driven by an acceleration of stock-based compensation in connection with an executive transition. The increase in administrative costs was primarily driven by increases in external professional fees, including legal expenses for various litigation, regulatory and governance matters. The increase in personnel costs was primarily attributable to increased headcount to support our growth, partially offset by a decrease in cash incentive award expenses.
General and administrative expense decreased by $8 million, or 2%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a $36 million decrease in stock-based compensation, partially offset by increases of $17 million in administrative costs, $8 million in personnel costs and $2 million in allocated facilities costs. The decrease in stock-based compensation was primarily due to a $45 million decrease relating to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $9 million increase primarily driven by an acceleration of stock-based compensation in connection with an executive transition, new equity awards and the impact of stock price volatility on our ESPP. The increase in administrative costs was primarily driven by increases in external professional fees, including legal expenses for various litigation, regulatory and governance matters. The increase in personnel costs was primarily attributable to increased headcount to support our growth, partially offset by a decrease in cash incentive award expenses. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure, headcount to support growth and various litigation, regulatory and governance matters, for which expenses may fluctuate from period to period.
Total Other Income, Net
Total other income, net, decreased by $0.4 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily due to lower interest income on our cash and cash equivalents and short-term investments driven by falling portfolio interest rates and lower amounts invested as well as foreign currency transaction losses driven by changes in foreign currency exchange rates against the U.S. Dollar, offset by gains on foreign currency forwards.

Total other income, net, increased by $2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to foreign currency transaction gains driven by changes in foreign currency exchange rates against the U.S. Dollar as well as higher interest income on our cash and cash equivalents and short-term investments driven by higher amounts invested, partially offset by losses on foreign currency forwards and falling portfolio interest rates.
Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three and nine months ended September 30, 2025 and 2024.
The provision for income taxes increased by $31 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to tax detriments associated with employee stock-based awards, compared to tax benefits associated with stock-based awards in the three months ended September 30, 2024, as well as higher pre-tax profitability in the three months ended September 30, 2025.
The provision for income taxes increased by $57 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to lower tax benefits associated with employee stock-based awards and higher pre-tax profitability.
On July 4, 2025, the United States enacted the OBBBA, which changes or makes permanent certain tax laws for corporations. Currently, we do not expect the provisions of the OBBBA to have a material impact on our effective tax rate or total provision for income taxes. However, the OBBBA allows for the accelerated deduction of any remaining unamortized domestic research and development costs over a one-year or two-year period beginning after December 31, 2024, at our election. As a result, during the three months ended September 30, 2025, we recognized $118 million relating to domestic research and development costs as income taxes receivable, presented in prepaid expenses and other current assets, with a corresponding reduction in deferred tax assets. We will continue to evaluate the impact of the OBBBA on our income taxes through the end of the year.
Liquidity and Capital Resources
As of September 30, 2025, we had working capital of $2.1 billion, which included $653 million in cash and cash equivalents, $73 million of which was held by our international subsidiaries, and $792 million in short-term investments in marketable securities. Additionally, we had $443 million available under our Amended Credit Facility (refer to “— Credit Facility” below). For the nine months ended September 30, 2025, we generated $681 million in cash flows from operating activities.
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

On December 17, 2021, we amended the Credit Facility to expand the process for issuing letters of credit and the related invoicing, particularly with respect to letters of credit not denominated in U.S. Dollars. On February 9, 2023, we further amended the Credit Facility (as amended, the “Amended Credit Facility”) to transition from a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) to a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”).
As of September 30, 2025, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $443 million as of September 30, 2025, which is net of outstanding letters of credit of $7 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of September 30, 2025, we were in compliance with all covenants.
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
As of December 31, 2024, $464 million remained available and authorized for repurchases. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount available for future repurchases to $1 billion. During the three months ended September 30, 2025, we repurchased and subsequently retired 6 million shares of our Class A common stock for an aggregate repurchase amount of $318 million. During the nine months ended September 30, 2025, we repurchased and subsequently retired 16 million shares of our Class A common stock for an aggregate repurchase amount of $975 million. The aggregate repurchase amounts for the three and nine months ended September 30, 2025, included $2 million and $6 million, respectively, relating to the 1% excise tax on share repurchases, net of share issuances, from the Inflation Reduction Act of 2022 (“IRA”). As of September 30, 2025, $60 million remained available and authorized for repurchases. In October 2025, we used the remaining $60 million authorized for repurchases and an additional $500 million was authorized under this program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$681,132	$540,055
Net cash used in investing activities	$(412,928)	$(96,330)
Net cash used in financing activities	$(984,533)	$(117,379)
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
For the nine months ended September 30, 2025, cash provided by operating activities of $681 million resulted primarily from net income adjusted for noncash items of $876 million and a net decrease from our operating assets and liabilities of $195 million. The net decrease from our operating assets and liabilities was due to a $149 million increase in accounts receivable, a $92 million increase in prepaid expenses and other assets, a $48 million decrease in operating lease liabilities and a $27 million decrease in accrued expenses and other liabilities, partially offset by a $120 million increase in accounts payable. The increase in accounts receivable was due to the timing of cash receipts from clients. The increase in prepaid expenses and other assets was primarily due to the recognition of income taxes receivable for domestic research and development expenses pursuant to the OBBBA and estimated tax payments, partially offset by the tax provision and the timing of payment for employee engagement costs, including for travel and in-person events that occurred in the first quarter of 2025. The decrease in operating lease liabilities was due primarily to rent payments. The decrease in accrued expenses and other liabilities was primarily due to tax payments against the prior year income tax liability. The increase in accounts payable was due to the timing of payments for Supplier Components.
For the nine months ended September 30, 2024, cash provided by operating activities of $540 million resulted primarily from net income adjusted for noncash items of $670 million, and a net decrease from our operating assets and liabilities of $130 million. The net decrease from our operating assets and liabilities was due to a $126 million increase in accounts receivable, a $68 million increase in prepaid expenses and other assets and a $32 million decrease in operating lease liabilities, partially offset by an $87 million increase in accounts payable and a $9 million increase in accrued expenses and other liabilities. The increase in accounts receivable was due to the growth of our business and the timing of cash receipts from clients. The increase in prepaid expenses and other assets was primarily due to cash paid for income taxes. The decrease in operating lease liabilities was due primarily to rent payments. The increase in accounts payable was due to the growth of our business and the timing of payments for Supplier Components. The increase in accrued expenses and other liabilities was primarily due to an increase in the liability related to the ESPP for employee contributions toward the upcoming purchase of shares.
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
For the nine months ended September 30, 2025, we used $413 million of cash in investing activities, consisting of $229 million of net purchases of short-term investments, $171 million to purchase property and equipment, $9 million of investments in capitalized software and $4 million for the acquisition of certain assets accounted for as a business combination.
For the nine months ended September 30, 2024, we used $96 million of cash in investing activities, consisting of $78 million to purchase property and equipment, $12 million of net purchases of short-term investments and $7 million of investments in capitalized software.
Financing Activities
For the nine months ended September 30, 2025, we used $985 million of cash in financing activities, consisting of $958 million of cash paid for repurchases of our Class A common stock and $80 million of taxes paid for restricted stock award settlements, partially offset by $32 million of proceeds from our ESPP and $20 million of proceeds from stock option exercises.
For the nine months ended September 30, 2024, we used $117 million of cash in financing activities, consisting of $177 million of cash paid for repurchases of Class A common stock and $98 million of taxes paid for restricted stock award settlements, partially offset by $128 million of proceeds from stock option exercises and $30 million of proceeds from our ESPP.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements at September 30, 2025 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of non-cancelable operating leases for our various office and hosting facilities and other contractual commitments consisting of obligations to our hosting services, hardware providers and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations as of September 30, 2025 (in thousands):

	Payments Due by Period
	Remainder of 2025	2026 and Thereafter	Total
Operating lease commitments	$20,580	$791,076	$811,656
Other contractual commitments	99,217	231,250	330,467
Total	$119,797	$1,022,326	$1,142,123
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our condensed consolidated financial statements. Accordingly, no material amounts have been recorded at September 30, 2025.
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
Refer to Note 8—Stock-Based Compensation for information regarding the amendment and restatement of our 2016 Incentive Award Plan. We do not currently expect that the new or modified provisions under the amended and restated 2016 Incentive Award Plan will have a material impact on our financial statements in the near term.
Refer to Note 9—Income Taxes for information regarding the impact of the OBBBA on income taxes.

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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Amended Credit Facility, which accrues interest at a variable rate. No amount was owed on our Amended Credit Facility as of September 30, 2025. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of September 30, 2025, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $8 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk relating to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar, New Zealand Dollar and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of September 30, 2025, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $40 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation Related to 2021 CEO Performance Option
On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, No. 2022-0461, asserting claims on our behalf against certain members of our board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints alleged generally that the defendants breached their fiduciary duties to us and our stockholders in connection with the negotiation and approval of a market-based performance award to our Chief Executive Officer (the “CEO Performance Option”). The plaintiffs sought a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On February 14, 2025, the court granted the motions to dismiss under Court of Chancery Rule 23.1 in their entirety with prejudice, finding that the plaintiffs did not allege facts sufficient to infer that at least half of our board of directors received a material benefit from the CEO Performance Option, lacked independence from Mr. Green, or faced a “substantial likelihood of liability” from having approved the CEO Performance Option. The plaintiffs filed a notice of appeal of the Court of Chancery’s decision. The parties completed briefing the appeal on June 13, 2025, and the Delaware Supreme Court heard oral argument on October 22, 2025. The appeal remains pending.
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
On April 24, 2025, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion and the Company’s dual class capital structure, among other things, pursuant to 8 Del. C. § 220. Richard Scarantino v. The Trade Desk, Inc., No 2025-0442 (Del. Ch.) (the “Scarantino Action”). The case was referred to a Magistrate in Chancery for trial, and a trial was held on July 16, 2025. On July 31, 2025, the Magistrate in Chancery issued a final report, in which she found that the stockholder plaintiff could receive certain limited requested board materials. The stockholder plaintiff filed exceptions to the Magistrate’s final report, and briefing on plaintiff’s exceptions was completed on September 26, 2025. The parties are awaiting a decision.
Litigation Related to Securities Class Actions
On February 19, 2025, plaintiff United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 WBPA Fund filed a purported federal securities class action complaint in the United States District Court, Central District of California, captioned United Union of Roofers, Waterproofers, and Allied Workers Local Union No. 8 v. The Trade Desk, Inc. et al. (No. 2:25-cv-01396), against us as well as our Chief Executive Officer and then-Chief Financial Officer. The complaint alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action purported to be brought on behalf of those who purchased or otherwise acquired our publicly traded securities between May 9, 2024 and February 12, 2025 and sought unspecified damages and other relief. On March 20, 2025, the court granted the parties’ joint stipulation, ordering that defendants need not respond to the complaint, pending the appointment of lead plaintiff and lead counsel.
On March 5, 2025, two additional related purported class action lawsuits were filed in the United States District Court, Central District of California, captioned Savorelli v. The Trade Desk, Inc. et al. (No. 2:25-cv-01915), bringing claims against us as well as our Chief Executive Officer and then-Chief Financial Officer, and New England Teamsters Pension Fund v. The Trade Desk, Inc. et al. (No. 2:25-cv-01936), bringing claims against us as well as our Chief Executive Officer, then-Chief Financial Officer and Chief Strategy Officer. Both complaints alleged that the defendants made false and misleading statements, similar to the allegations contained in the United Union of Roofers action, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The actions were also purportedly brought on behalf of those who purchased or otherwise acquired our publicly traded securities between May 9, 2024 and February 12, 2025 and sought unspecified damages and other relief. On March 18, 2025, the court entered orders relating the Savorelli and New England actions to the first-filed United Union of Roofers action, No. 2:25-cv-01396 (CAS). On March 28, 2025, the court granted the parties’ joint stipulations in the Savorelli and New England matters, ordering that defendants need not respond to the complaints, pending the appointment of lead plaintiff and lead counsel.
On April 21, 2025, several purported shareholders filed motions in the related actions seeking to be appointed lead plaintiff. On June 4, 2025, the court consolidated all three actions and recaptioned the action “In re The Trade Desk, Inc. Securities Litigation,” No. 2:25-cv-01396 (the “Consolidated Action”), and appointed Arkansas Public Employees Retirement System and Public Employees Retirement System of Mississippi as lead plaintiff in the Consolidated Action.
Plaintiffs filed a First Amended Consolidated Class Action Complaint (“First Amended Complaint”) on August 15, 2025. The First Amended Complaint purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between November 15, 2023 and August 8, 2025. It alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The First Amended Complaint also asserts a separate claim under Section 20A alleging that the Company’s Chief Executive Officer, then-Chief Financial Officer and Chief Strategy Officer engaged in insider trading during the proposed class period.
Defendants filed a motion to dismiss the Consolidated Action on October 14, 2025. The motion remains pending. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them.
Shareholder Derivative Actions
On March 6, 2025 and March 14, 2025, plaintiffs Nathan C. Silva and Daniel Jong, respectively, filed purported shareholder derivative complaints in the United States District Court, Central District of California, captioned Silva v. Green et al. (No. 2:25-cv-01975) and Jong v. Green et al. (No. 2:25-cv-02268), against current and former officers and directors of the Company, naming us as a nominal defendant. The complaints generally arise out of the same allegations contained in the securities class action and allege claims for breach of fiduciary duties and related claims. The actions purport to be brought derivatively on our behalf and seek damages and other various forms of relief. On April 9, 2025, the court granted the parties’ stipulations consolidating the shareholder derivative actions and appointing Nathan C. Silva and Daniel Jong as co-plaintiffs and the Brown Law Firm, P.C. and Rigrodsky Law, P.A. as co-lead counsel for plaintiffs. On April 24, 2025, the court granted the parties' stipulation staying the consolidated derivative action until resolution of the motion(s) to dismiss the consolidated securities class action (described above). The order also provided that plaintiffs may file an amended complaint, but defendants are under no obligation to respond during the pendency of the stay.

On September 11, 2025, plaintiff Cara Gardner filed a purported shareholder derivative complaint in the U.S. District Court for the District of Nevada, captioned Cara Gardner v. Jeff T. Green et al. (No. 2:25-cv-01712), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief.
On October 3, 2025, plaintiff Ahmed Ibrahim filed a purported shareholder derivative complaint in the U.S. District Court for the District of Nevada, captioned Ahmed Ibrahim v. Jeff T. Green et al. (No. 2:25-cv-01892), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class actions and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief.
On October 22, 2025, the Company and plaintiffs Cara Gardner and Ahmed Ibrahim filed a joint proposed stipulation to consolidate the Nevada derivative complaints and stay the actions until resolution of the motion to dismiss the Consolidated Action. Under the proposed stipulation, plaintiffs may file a consolidated complaint or designate an operative complaint, but defendants are under no obligation to respond during the pendency of the stay.
Litigation Related to Our Platform and Related Offerings
On March 28, 2025, two complaints alleging various wiretapping and privacy tort theories were filed against us in the United States District Court, Northern District of California, captioned Michie & Dryer v. The Trade Desk, Inc., No. 3:25-cv-2889 (N.D. Cal.) and Hernandez-Mendoza v. The Trade Desk, Inc., No. 4:25-cv-02923 (N.D. Cal.). A third complaint advancing similar allegations, captioned Turner v. The Trade Desk, Inc., No. 3:25-cv-03136 (N.D. Cal.), was originally filed on March 31, 2025 in the United States District Court, Central District of California, but was voluntarily dismissed and refiled on April 7, 2025 in the United States District Court, Northern District of California. On June 18, 2025, the Court consolidated all three actions and recaptioned the consolidated action “In re The Trade Desk, Inc. Data Privacy Litigation” (No. 3:25-cv-2889), and appointed Lieff Cabraser Heimann & Bernstein, LLP as Interim Lead Counsel, with a Plaintiffs’ Executive Committee consisting of Simmons Hanly Conroy LLP, Lowey Dannenberg, P.C. and Bursor & Fisher, P.A. The complaints have now been consolidated into a single consolidated amended complaint, filed July 18, 2025.
The Company filed a motion to dismiss the consolidated amended complaint on September 2, 2025. Plaintiffs filed their opposition to the motion to dismiss on October 17, 2025. The motion to dismiss remains pending and the case is still in its early stages. Management believes the claims asserted in this action to be meritless and intends to vigorously defend against them.

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
In most cases, we enter into separate contracts and billing relationships with the individual agencies and account for them as separate clients. A holding company may be acquired by, or consolidate with, another holding company that does not utilize our platform, or a holding company may choose to exert control over its individual agencies in a way that may otherwise result in an overall reduction in our revenue. If so, any consolidation of, or loss of relationships with such holding companies and consequently, of their agencies, local branches or divisions, as clients could significantly harm our business, financial condition and results of operations.
The market for programmatic buying for advertising campaigns is relatively new and evolving. If this market develops slower or differently than we expect, our business, growth prospects and financial condition could be adversely affected.
The substantial majority of our revenue has been derived from clients that programmatically purchase advertising through our platform. We expect that programmatic ad buying will continue to be our primary source of revenue for the foreseeable future and that our revenue growth will largely depend on increasing spend on our platform and related offerings. The market for programmatic ad buying is a relatively new market, and our current and potential clients may not shift to programmatic ad buying from other buying methods as quickly as we expect, which would reduce our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.
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
Inventory suppliers control the bidding process, rules and procedures for the inventory they supply. Additionally, suppliers and other third parties in the programmatic supply chain may extract more value than they add. As a result, supply chains in the market for programmatic ad buying may not always work in our favor or for the benefit of our clients and may have inefficiencies and lack transparency. Although we have in the past and continue to undertake efforts to improve supply chain efficiency and transparency, we may not be successful in such efforts. Given the importance of ensuring access to quality inventory for our advertisers, we launched our OpenPath offering in order to give clients a simplified, direct connection to publishers. We have been investing in this offering and plan to continue to grow the amount of OpenPath inventory and publishers available through our platform, but we cannot guarantee that this or future offerings will prove attractive to our clients or otherwise be successful.
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
We operate in a highly competitive and rapidly changing industry. We expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants develop and offer new products and services aimed at capturing advertising spend or disrupting the digital marketing landscape, such as analytics, automated media buying and exchanges. Additionally, the impact of AI on our industry is still emerging and uncertain. We have been developing and implementing AI and machine learning models in our platform for nearly a decade and plan to continue such efforts, but there can be no assurance that our implementation of AI will continue to enhance our platform and related offerings in the manner we expect. To the extent we fail to adopt such technologies effectively or experience delays in integrating these technologies into our operations or our competitors successfully implement improved AI technologies into their products or services, our ability to compete effectively could be harmed and our growth prospects and results of operations could be adversely affected.
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
Historically, some of our competitors have sought to differentiate themselves to prospective customers primarily on the basis of artificially low surface-level fees, without accounting for the broader overall value delivered to customers, including the impact of hidden costs stemming from conflicts of interest and inefficiencies across the advertising supply chain. Our future success depends upon our continued ability to distinguish our offerings from competitors based on the value we provide our clients, including superior price discovery with respect to advertising opportunities, without the conflicts of interest and lack of objectivity that come with also selling advertising inventory. Although we believe that we offer differentiated offerings with superior value, there is no guarantee that new and existing customers will value our offerings as we intend, and they may perceive other offerings as competitive purely on the basis of price and results that are self-reported by such competitors.

Furthermore, our current and potential competitors may have significantly more financial, technical, marketing, and other resources than we have, which may allow them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, rich first party data sets, may be better positioned to execute on advertising conducted over certain channels, such as social media, mobile, and video and in the case of “walled garden” inventory providers, may exclusively sell their own inventory directly to advertisers, which prevents us from competing with them entirely for such inventory. Some of our competitors may have a longer operating history and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop superior solutions, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our platform or related offerings and could result in increased pricing pressure, increased development, sales and marketing expense, or the loss of market share.
If we fail to innovate or make the right investment decisions in our platform and related offerings, we may fail to attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.
Our industry is subject to rapid and frequent changes in technology and laws governing our activities, evolving client needs and expectations and the frequent introduction by our competitors of new and enhanced offerings. If new or existing competitors have more attractive offerings, we may lose clients or clients may decrease their use of our platform. New client demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. We must constantly make investment decisions regarding new and existing offerings and technology to meet client demand and evolving industry and legal standards. We may make bad decisions regarding these investments, and our efforts to introduce new or upgraded platform features or related offerings, including, for example, those related to third-party data marketplace features, may not function as intended or result in the improvements we expect. Furthermore, even if we believe that our investments improve or supplement our platform and related offerings, such as updates to our various platform features and user interface, they may nevertheless fail to meet new or existing client expectations or preferences, which could result in decreased client adoption or use of our platform and related offerings.
In addition, as we introduce new offerings and further develop existing ones, including in both cases those that increasingly incorporate or utilize AI and machine learning or the processing of personal information, including identifiable information, they may raise new, or heighten existing, technological, security, legal, commercial and other risks and challenges, which may cause unintended consequences, and they may not function properly or may be misused by our clients. If we fail to adapt to our rapidly changing industry or to evolving client needs or expectations, or we provide new or updated offerings that exacerbate technological, security, legal or other challenges, the reputation of and demand for our platform or related offerings could decrease and our business, financial condition and operations may be adversely affected. In addition to competitive, regulatory and marketplace uncertainties in the ecosystem, we also anticipate that evolution of the use of AI and machine learning in digital advertising may create challenges and further ecosystem uncertainty, which can be difficult to predict.
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
Information relating to individuals and their devices (commonly called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to its collection, use, retention, protection, disclosure, transfer (including across national boundaries) and other processing. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile advertising identifiers), which are or may be considered personal data or personal information in many jurisdictions or otherwise subject to regulation. In connection with certain of our offerings, including Unified ID 2.0, EUID and OpenPass, we receive information that directly identifies individuals, such as email addresses and phone numbers, both directly from consumers and from our clients or others. We deploy technical and security measures, internal policy controls, and contractual measures to limit how such identifying information is used and shared. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws. Some of our offerings, including those that entail some use of directly identifying information, may also increase our exposure to potential claims by plaintiffs’ attorneys, including by attempting to apply various legal theories – such as alleging violations of wiretapping statutes – to certain of our activities. For example, in March 2025, suits alleging various wiretapping and privacy tort theories were filed against us in the Northern District of California. For additional information regarding the pending legal proceedings, refer to “Item 1. Legal Proceedings.”
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
State lawmakers are also actively addressing consumer data privacy issues. Many states have adopted omnibus consumer privacy laws, a host of which are already enforceable, while others will take effect over the coming years. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile advertising identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations and establish data privacy rights for consumers in such states (including rights to opt out of certain processing of their personal data and to request correction, deletion of and access to personal data), imposing special rules on the collection of personal data from minors, precise location data and other personal data deemed “sensitive” under the laws, and creating new notice and consent obligations. Many also impose data minimization requirements, mandating that companies only collect and process data for certain purposes. In a recent enforcement action, the California Attorney General employed these data minimization standards to attack advertising-related disclosures by a publisher of health-related information. Perhaps most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal data.) Because of these obligations, the availability of data within our platform, our related offerings and the advertising ecosystem more broadly may decline, potentially making our platform and related offerings less valuable to our clients.
The requirement under certain states’ laws to honor users’ requests to opt out of certain disclosures and uses of data for advertising purposes through preference signals, such as the Global Privacy Control (“GPC”) or similar signals, reflects a broader attention that privacy advocates, the media and some government regulators, such as the FTC, have devoted to digital advertising in recent years. California and other state regulators recently announced an enforcement sweep focused on how companies honor these signals and California recently passed a law that will require all browsers to support the sending of these signals, which is likely to increase the number of browsers sending these signals. If the use of the GPC or similar technical signals is adopted by many Internet users, is imposed by additional states or by federal or foreign legislation or is agreed upon by standard setting groups, we may have to change our business practices, our clients may reduce their use of our platform and related offerings, and our business could be harmed.
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
Laws governing the processing of personal data in Europe (including the U.K. and EEA) also continue to impact us and to evolve. For example, the GDPR defines “personal data” broadly and enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism remains under review by European authorities and we cannot predict its effectiveness over the long term. Because we are under the supervision of relevant data protection authorities in both the EEA and the U.K., we may be fined under both the EU GDPR and the UK GDPR for the same breach, with penalties up to the greater of €20 million/BP 17.5 million or 4% of total worldwide annual turnover. In addition to fines, breach of the GDPR can also result in regulatory investigations, enforcement notices, and civil claims. Continuing to maintain compliance with the requirements of the GDPR, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
Data residency and cross-border transfer restrictions also impact our operations. For the transfer of personal data from Europe to the U.S., we rely upon, and are certified under, the EU-U.S. and Swiss-U.S. Data Privacy Frameworks (“DPF”) and the U.K. extension to the EU-U.S. DPF. In relation to such cross border transfers of personal information, we expect the existing legal complexity and uncertainty regarding international personal information transfers to continue. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR or take additional compliance and operational measures, such as establishing systems to maintain certain data in the EEA, potentially involving substantial expense and causing us to divert resources from other aspects of our operations, all of which may adversely affect our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
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
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s web browser, Chrome, has introduced, and is likely to continue to introduce, controls over third-party cookies. However, on April 22, 2025, Google announced that it would maintain its current approach to offering users third-party cookie choice in Chrome (thus, presumably, ending its efforts to deprecate third-party cookies in Chrome), and will not be rolling out a new standalone prompt for third-party cookies in Chrome. Finally, other participants in the real-time bidding ecosystem could decline to provide certain identifiers or introduce user settings that reduce the number of identifiers provided to us that help us to optimize supply paths, target audiences, and measure outcomes. Although we believe our platform is well-positioned to adapt to browsers’ blocking or limitation of some cookies, particularly with our Unified ID 2.0 offering, the impact of such changes — and broader scrutiny on the advertising technology ecosystem — remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel.
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
•changes in the pricing, cost or availability of supplier-provided components of value-added services and data, including pricing structure changes and the alignment of our pricing model with our data partners, and our ability to successfully implement and rollout such changes;
•changes in our platform or related offerings, their features or their underlying components and design, and the mix of offerings that are adopted by our clients;
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our amended and restated articles of incorporation provide that all Class B common stock will convert automatically into Class A common stock on December 22, 2035, unless converted prior to such date. As of September 30, 2025, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.5% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the dual class nature of our common stock, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceedings, refer to “Item 1. Legal Proceedings.”
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
Our amended and restated articles of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions:
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
•require super-majority voting to amend certain provisions in our amended and restated articles of incorporation and amended and restated bylaws;
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
•provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•prohibit cumulative voting in the election of directors;
•restrict the forum for certain litigation against us to Nevada;
•restrict the forum for certain litigation against us to the federal district courts of the United States;
•permit our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
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
Our amended and restated articles of incorporation and amended and restated bylaws designate certain state or federal courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, the state courts located in the State of Nevada will be, to the fullest extent permitted by law, the sole and exclusive forum for any state law claim for:
•any action, suit or proceeding brought in our name or right or on our behalf;
•any action asserting or based upon a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; or
•any action asserting a claim arising pursuant to, or to interpret, apply, enforce or determine the validity of, any provision of the Nevada Revised Statutes, our amended and restated articles of incorporation or our amended and restated bylaws or certain voting trust agreements to which we are a party or a stated beneficiary (collectively, the “Nevada Forum Provision”).

The Nevada Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated articles of incorporation and amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Nevada Forum Provision and the Federal Forum Provision, respectively; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Nevada Forum Provision and the Federal Forum Provision in our amended and restated articles of incorporation and amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents (including, without limitation, any claims in respect of stockholder nominations of directors as permitted under our amended and restated bylaws), which may discourage the filing of lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. In addition, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The state courts of the State of Nevada and the federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended September 30, 2025.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
July 1-31	998	$75.05	998	$300
August 1-31	—	$—	—	$300
September 1-30	5,207	$46.12	5,207	$60
	6,205		6,205
_______________
(1) On February 15, 2023, we announced that our board of directors approved a share repurchase program with authorization to repurchase up to $700 million our Class A common stock, which commenced in February 2023 and has no expiration date. In February 2024, an additional $647 million was authorized under this program, bringing the total amount available for future repurchases back to $700 million. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount for future repurchases to $1 billion. In October 2025, we used the remaining $60 million authorized for repurchases and an additional $500 million was authorized under this program. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The program does not obligate us to acquire a minimum amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors. See Note 7—Capitalization in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Excludes other costs such as broker commissions and the excise tax imposed by the IRA.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, or the “Exchange Act”) may from time to time enter into plans for the purchase or sale of Company stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”).
During the quarter ended September 30, 2025, none of our Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Articles of Incorporation of The Trade Desk, Inc.				X

3.2	Amended and Restated Bylaws of The Trade Desk, Inc.	8-K	9/17/2025	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	10-K	2/21/2025	4.2

4.3	Form of Class B Common Stock Certificate.	10-K	2/21/2025	4.3
10.1+	Offer Letter, dated August 7, 2025, between The Trade Desk, Inc. and Alex Kayyal.				X

10.2+	Employment Agreement, dated as of August 5, 2025, between The Trade Desk, Inc. and Alex Kayyal.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: November 6, 2025	/s/ Alex Kayyal
Alex Kayyal
Chief Financial Officer (Principal Financial and Accounting Officer)