Form 10-K
period 2025-12-31
Trade Desk, Inc.
filed 2026-02-27
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32,045,240,502 based on the closing sales price for the registrant’s Class A common stock, as reported on the Nasdaq Global Market. As of January 31, 2026, there were 432,868,418 shares of the registrant’s Class A common stock outstanding and 43,108,629 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

THE TRADE DESK, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of macroeconomic uncertainty on our business, operations and the markets and communities in which we, our clients and partners operate, results of operations, revenues, operating expenses, tax laws, including the impact of the One Big Beautiful Bill Act (“OBBBA”), tax expenses, tax payments, capital expenditures including share repurchases, sales and marketing initiatives, cybersecurity risks and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
•Privacy and data protection laws to which we and our clients, inventory partners, and third-party data providers are subject may cause us to incur additional or unexpected costs, subject us to litigation, investigations or enforcement actions for alleged compliance failures, result in less demand for our offerings, or cause us to change our platform, related offerings or business model, which may have a material adverse effect on our business.
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
•Evolving industry standards regarding impression counts and related disputes and customer collections could impact our business and reputation.
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

PART I
Item 1. Business
Overview
We are a global leader in advertising technology. We empower ad buyers to create, manage and optimize digital advertising campaigns across ad formats, channels and devices. Our platform’s depth, artificial intelligence (“AI”) capabilities and rich ecosystem of inventory, publisher and data partner integrations enable superior reach and decisioning for clients. In addition to the primary capabilities provided by our self-service platform, our enterprise application programming interfaces (“APIs”) equip our clients with the ability to customize and expand platform functionality.
Our clients are advertising agencies, advertisers and other service providers for agencies or advertisers, with whom we enter into ongoing master services agreements (“MSAs”). We generate revenue by charging our clients a platform fee generally based on a percentage of our clients’ total platform spend and from providing value-added services and data to support their advertising campaigns.
Our Industry
Digital advertising is reported to represent the largest and fastest-growing segment of the global advertising industry, with estimated annual spend of over $700 billion and representing more than 70% of the total market spend. The digital advertising ecosystem is divided into buyers, sellers and marketplaces. We believe that participants on the buy side or sell side should be advocates for their buyers or sellers, while those in the marketplace business should act as a referee or have market-driven incentives to protect or enhance the integrity of the marketplace.
We believe that the convergence of several trends in the advertising industry are driving the rise of programmatic advertising and will result in it becoming the predominant method for advertisers to reach consumers:

Rapid Growth of CTV. We are witnessing a generational shift from linear television to connected television (“CTV”) as Internet and television programming converge. New technologies support seamless delivery of streaming video content, accelerating consumers’ demand to watch what they want, when they want and where they want. We believe that this increased demand for CTV will bring about new opportunities for content owners and advertisers to connect with consumers, including through ad-supported subscription models, and will further drive the shift towards data-driven advertising.
Expansion of Global Advertising TAM and Programmatic Advertising. The total addressable market (“TAM”) for global advertising is reported to have surpassed $1 trillion for the first time in 2024. At the same time, advertisers are shifting more and more of their budgets to programmatic advertising as they more precisely target audiences through high-performance, decisioned advertising campaigns.
AI Driven Personalization and Automation. AI is fundamentally changing the media landscape, from the creative process all the way to the execution of advertising campaigns. As AI capabilities improve and as adoption of these tools increase, more personalized content at scale will be delivered with more predictive targeting and improved campaign automation. AI-driven platforms are poised to benefit from this evolution as the industry moves toward greater automation.
Prioritization of Data and Measurement in a Privacy-First World. In an increasingly digital, deeply interconnected and cross-platform media landscape, advertisers have begun to prioritize the use of high-quality, privacy-compliant data to drive intelligently decisioned campaigns and demand access to advanced measurement tools that demonstrate their technology partners’ performance and value. By integrating this data with measurement features, including real time feedback on customer reactions to ads, programmatic advertising increases the value of impressions for advertisers and inventory owners and serves more relevant ads to viewers.
Fragmentation of an Increasingly Digital Audience. As changes in consumer behavior and advances in technology drive media to become increasingly digital, audience fragmentation is accelerating. A growing “long tail” of mobile applications, social media platforms, streaming services and websites presents a challenge for advertisers trying to reach a large audience. Additionally, the number of devices used by individual consumers has increased. Both of these fragmentation trends are opportunities for technology companies that can consolidate and simplify media buying options for advertisers and agencies.

Advertisers Expect More From Their Technology Partners. As programmatic advertising proliferates and the industry and technology mature, advertisers have an increasingly broad field of technology partners to choose from. As these partners differentiate themselves not just purely on value, but also on their reporting and measurement capabilities, their successful implementation of AI tools that empower advertisers and their access to desirable inventory and retail media, we expect advertisers to become increasingly selective on who they partner with.
Our Philosophy
Our approach is grounded in the following principles:
•We Focus on the Buy Side with Independence and Objectivity. We focus on buyers because they control advertising budgets. The supply of digital advertising inventory continues to exceed demand, and accordingly, we believe it is a buyer’s market. We also believe that by aligning our core offerings with buyers, we are able to avoid the conflicts of interest of our competitors who serve both the buy side and sell side. We provide and are developing offerings and features that work with publishers and supply-side partners to help ensure access to quality advertising inventory and to maximize decisioning capabilities for buyers of advertising. This objectivity allows us to build long-term, trusting relationships with our clients, many of whom leverage their proprietary, first-party data on our platform.
•We Are Data Driven. Our platform was founded on the principle that data-driven decisions will be the future of advertising. We built a data-management platform first, before building our ad-buying technology. We provide rich third-party datasets in our data marketplace to improve campaign performance, and we frequently help our clients drive campaign performance even further by ingesting their proprietary data directly, enabling greater decisioning and campaign optimization. Given our independent, buy-side focused approach and our strict protocols governing the ingestion of client first-party data, our clients trust us with their most granular and expressive data. Our technology platform enables effective use of such data, allowing our clients to run precisely targeted omnichannel advertising campaigns that help optimize campaigns and maximize return on advertising investments. Finally, the breadth and depth of data available on our data marketplace gives our clients a holistic view of their target audience, which enables more effective targeting across channels and the ability to engage in more precise attribution and closed-loop measurement.
•We Focus on AI Capabilities. Because the core of programmatic advertising is algorithmic software that automates ad buying, the development of new AI technologies is inherent to us. For nearly a decade, we have invested in augmenting the capabilities of our platform, including pioneering multiple innovations in this space. Recent technological advancements have driven even greater automation opportunities within new capabilities we are developing, such as Audience Unlimited, which will enable the radical simplification of the data buying process using the agentic co-pilot features available on our platform.
•We Invest in Lasting Client Relationships. We derive substantially all of our revenue from ongoing MSAs with our clients, rather than episodic insertion orders. We believe this approach strengthens our relationships with our clients and helps us grow their use of our platform over the long term, providing us with a highly scalable business model and a customer retention rate that has exceeded 95% for over a decade.
•We Offer Transparency and are Channel Agnostic. Our platform provides granular, real-time reporting on our clients’ advertising campaigns. Our clients directly access and execute campaigns on our platform and can control all facets of inventory purchasing decisions. By providing detailed reporting and actionable insights on our platform, we enable our clients to maximize value and target their budgets toward the most effective advertising inventory, data providers and channels.
•We Are an Open Platform with a Rich Ecosystem. Clients can customize and expand platform functionality by building their own features on top of our platform. For example, clients may use our APIs to design their own user interface, bulk manage advertising campaigns and link other systems, including ad servers or reporting tools. By using our APIs or by working with our engineering team, clients can invest their own resources to build their own proprietary tools for reporting, campaign strategy, custom algorithms, proprietary data use or other use cases. Our open platform approach enables third-party partners to integrate their technology into our platform, which in turn allows our advertising agency and service provider clients to provide differentiated offerings to their clients, which we believe leads to long-term relationships and increased use of our platform.

•We Provide Access to Premium Inventory on a Global Scale. We have forged relationships with many of the open internet’s foremost providers of premium omnichannel inventory, allowing our clients to precisely target their ads across the globe and through a broad array of channels.
Our Platform
Our world-class, AI-enabled platform helps buyers of advertising plan, execute and measure highly expressive, data-driven campaigns across premium, omnichannel inventory. Our platform enables advertisers and agencies to:
•purchase digital media programmatically on various media exchanges and sell-side platforms, as well as directly from publishers;
•acquire and use third-party data to optimize and measure digital advertising campaigns;
•integrate and deploy their proprietary first-party data within our platform to optimize campaign efficacy;
•utilize our AI-powered actionable insights to monitor, manage, and optimize ongoing digital advertising campaigns on a real-time basis;
•monitor and manage ongoing digital advertising campaigns on a real-time basis;
•link digital campaigns to offline sales results or other business objectives;
•access other services such as our data management platform and publisher management platform marketplace; and
•use our user interface and APIs to customize and expand platform functionality.
Our platform is powerful and user friendly:
•Easy to Use, Open and Customizable. Our platform offers powerful tools and interfaces that empower our users by simplifying and streamlining the ad buying experience. Our platform also enables clients to integrate custom features and interfaces for their own use through our APIs.
•Koa — Your AI Co-Pilot. Koa is our platform’s AI co-pilot. It processes and analyzes robust data sets to surface insights, optimizations and recommendations that help platform users make data-driven decisions without sacrificing control or transparency. Koa’s artificial intelligence capabilities are used across various aspects of the platform, including predictive clearing, ad impression relevance scoring, measurement and forecasting, budget optimization and key performance indicator scoring.
•Expressiveness. Our platform utilizes bid-factor-based architecture, which allows users to set up campaigns based on specific business objectives and optimize them based on performance. Because of the granularity of bid factors, users of our platform can easily define and manage advertising campaigns with multiple targeting parameters that could result in quadrillions of permutations, which we refer to as expressiveness. We believe that expressiveness provides clients with the ability to target audiences with an extremely high level of precision and thus obtain higher returns on their advertising spend.
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
Some of the key features of our platform are:
•Auto Optimization. We provide auto-optimization features that allow buyers the option to largely automate their campaigns. In addition, by giving clients reporting, budgeting and bidding transparency, clients can make informed decisions on whether to lean on our auto-optimization capabilities, including, for example, those within Audience Unlimited, or more actively control a campaign.
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
Our Technology
The core elements of our technology are:
•Scalable Architecture. Our platform infrastructure is hosted in data centers around the world. Our core bidding architecture is easily adaptable to a variety of inventory formats, allowing our platform to communicate with many different inventory sources. This results in highly optimized performance with minimized latency, given the millions of data points that are analyzed in real time.
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
Our Growth Strategy
The key elements of our long-term growth strategy include:
•Increase Our Share of Existing Clients’ Digital Advertising Spend. Many advertisers are moving a greater percentage of their advertising budgets to programmatic channels. We believe that this shift will provide us with the opportunity to capture a larger share of the overall advertising spend by our existing clients. Additionally, we plan to promote and further develop value-added services, data, and client incentive plans, helping us grow our business.
•Grow Our Client Base. We have extensive relationships with many advertising agencies, advertisers and other service providers, and we believe that, given the decentralized nature of the advertising industry, we have the opportunity to expand our relationships with new and existing clients. We expect to continue making investments to grow our sales and client service team to support this strategy, and we see particular opportunities to expand the aperture of clients we support across the mid-market.
•Continue to Innovate in Technology, Data and Measurement. While we believe that our release of Kokai, our most recent and major upgrade to our platform and its offerings, implemented significant enhancements, we intend to continue innovating and improving the technology underlying our platform and enhancing its features and functionalities, including the development of new or improved value-added services or the inclusion of additional data. We view data and measurement as key competitive advantages, and we will continue to invest resources in growing and enhancing our data and measurement offerings. For example, we are developing new methods of media buying our platform that increasingly leverage data and AI features, meant to make it easier for our clients to utilize data and AI to enhance the effectiveness of their advertising campaigns.
•Expand Our Omnichannel Capabilities. We believe offering clients capabilities across all media channels and devices enables advertisers to manage highly effective omnichannel campaigns, where data from each channel can inform decisions in other channels. We believe these capabilities will continue to further strengthen our relationships with our clients. We intend to continue investing in innovation across all channels, including the integration of new inventory sources within CTV and other video, display, audio and native, as well as new potential inventory sources that could arise with the advent of AI.
•Extend Our Reach in CTV. Television is the largest category of advertising spend, and we believe that the future of television is CTV, the streaming of media and video on demand through subscription and ad-supported streaming services. We plan to continue investing significant resources in technology, sales and support staff related to our CTV growth initiatives.
•Ensure Access to Quality Inventory. Our continued success depends on our ability to secure increasing amounts of attractive, high-quality inventory on reasonable terms for our clients. As part of such efforts, we have developed and plan to continue to enhance OpenPath, our offering intended to give clients access to quality inventory through a simplified, direct connection to publishers. We have also launched PubDesk, a dashboard specifically designed for publishers to help them better understand what our clients want by providing detailed information on how buyers view their inventory and what drives bid pricing. This data gives publishers valuable transparency into their programmatic traffic, which helps them surface higher quality inventory that our clients can confidently bid on.
•Enhancing Supply Chain Transparency and Efficiency. We have launched and will continue to develop OpenSincera, an open-source tool that provides visibility into the ad experience by providing detailed metadata on ad experiences across 400,000 publishers. OpenSincera provides advertisers with more clarity around the media supply chain to make informed, intentional decisions across large-scale digital campaigns and provides publishers with more insight into the inventory and ad experiences offered. We have also developed additional features and offerings to facilitate better transparency and integrity of ad auctions, such as our OpenAds solution, and to further help our clients evaluate the quality and cost of inventory.
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
•Expand Our International Presence. Many of our clients serve advertisers on a global basis, and we have been expanding our presence in markets outside of the United States to serve the needs of those advertisers in additional geographies. We believe that the global opportunity for programmatic advertising is significant and will continue to expand as publishers and advertisers outside the United States seek to adopt the benefits that programmatic advertising provides. As we expand relationships with our existing clients, we are investing in select regions in Europe and Asia. In particular, we believe that the United Kingdom (“U.K.”), Germany, France, China, Japan, India and Australia may represent substantial growth opportunities, and we are investing in developing our business in those and other markets.
•Expand and Support Our Third-Party Ecosystem. We have hundreds of independent companies who partner with us and who make their data and services available to our clients through our platform. We view these relationships and the access they provide our clients as a key competitive advantage and plan to continue developing these relationships.

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
If all of our individual client contractual relationships were aggregated at the holding company level, two holding companies would have each represented more than 10% of our gross billings in 2025 and one holding company would have represented more than 10% of our gross billings in 2024.
Our Advertising Inventory and Data Suppliers
We believe that we are an important business partner for suppliers of programmatic advertising inventory and data as we represent one of the largest sources of buy-side demand within the digital advertising industry. We believe our ecosystem provides a competitive advantage, which leads to better results for clients and in turn attracts more inventory and data suppliers.
We obtain digital advertising inventory from over 430 directly integrated ad exchanges, publishers and supply-side platforms, providing us with access to a breadth of programmatic advertising inventory across televisions, streaming devices, mobile devices, computers and digital-out-of-home devices.
We believe that our data marketplace represents an important distribution channel for third-party data vendors. As of December 31, 2025, we have integrated our platform with more than 370 third-party data vendors whose products are available for purchase through our platform.
Sales and Marketing
Given our self-service business model, we focus on supporting, advising and training our clients to use our platform independently as soon as they are ready to transact.
Once a new client has access to our platform, they work closely with our client service teams, which onboard new clients and provide continuous support throughout the early campaigns. Typically, once a client has gained some initial experience, they will move to a fully self-service model and request support as needed. Our client service teams promote adoption of relevant features and provide support to optimize usage of the platform.
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
We expect technology and development expense to increase as we continue to invest in the development of our platform, related offerings and hosting infrastructure to support additional platform features and functionality, increase the number of advertising inventory and data suppliers and support anticipated increases in volume of advertising spend by our clients on our platform. Additionally, we intend to continue strategically investing in hosting infrastructure to support our growing artificial intelligence and machine learning capabilities.
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity while the first quarter reflects the lowest level of such activity. Additionally, advertising activity is typically heightened in the periods leading up to major United States political elections. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.
Our Competition
Our industry is highly competitive and fragmented. We compete with other demand-side platform providers, some of which are smaller, privately held companies and others are divisions of large, well-established companies such as Google and Amazon. We believe that we compete primarily based on the performance, capabilities and transparency of our platform as well as our focus on the buy side. We believe we are differentiated from our competitors in the following areas:
•we are an independent technology company focused on serving advertising agencies, advertisers and others on the buy side of our industry so we are free from the conflicts of interest inherent in our competitors that also own and operate media;
•our platform uses proprietary, highly advanced technologies, including our AI functionalities;
•our platform provides comprehensive access to a wide range of premium, omnichannel inventory and third-party data vendors; and
•our platform allows clients to build proprietary advantages by integrating custom features and interfaces for their own use through our APIs, while also offering access to our rich ecosystem of third-party providers in our platform.
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
As of December 31, 2025, we had 3,843 full-time employees in 21 countries. Regionally, North America, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) make up approximately 63%, 20% and 17% of our workforce, respectively.
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

We demonstrate this commitment through a strategy of education, celebration, donations to the community, diversification of our talent and the creation of forums for internal dialogue and listening. As of December 31, 2025, our global leadership team is 68% male and 32% female.
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
In addition to base salaries, we provide competitive compensation programs commensurate with our peers and industry, such as bonuses, equity awards, 401(k) plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs and tuition assistance, among many others. We also provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs.
Intellectual Property
The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, patent and trademark laws in the United States and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property. We have a small number of patents and patent applications; however, our patent applications may not result in the issuance of any patents, and our issued patents may not actually provide adequate defensive protection or competitive advantages to us.
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
Our ability, and the ability of other advertising technology companies, to collect, augment, analyze, use, share and otherwise process data relies upon the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. The processes used to identify devices and similar and associated technologies are governed by U.S. and foreign laws and regulations and are dependent upon their implementation within the industry ecosystem. Such laws, regulations, and industry standards change frequently, including those relating to the level of consumer notice, consent and/or choice required when a company uses data for certain purposes, including targeted advertising, or employs cookies or other electronic tools to collect data about interactions with users online.

In the United States, both federal and state legislation govern activities such as the collection and use of personal data, and data privacy in the advertising technology industry has frequently been subject to review by the Federal Trade Commission (the “FTC”), U.S. Congress, and individual states and their respective regulators. Relying on Section 5 of the FTC Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, the FTC actively pursues alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. In addition, increasing consumer concern over data privacy in recent years has led to a myriad of enacted and proposed legislation and regulation both at the federal and state levels, some of which has affected and will continue to affect our operations and those of clients, inventory sources and other industry partners.
Many states have adopted omnibus consumer privacy laws. Other states are considering similar legislation. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile advertising identifiers and unique cookie identifiers), individuals’ location data and hashed versions of email addresses and phone numbers. In many respects, these state laws focus significantly on advertising activities, mandating that businesses that engage in certain advertising uses of consumer personal information offer and honor an opt-out of such activities, including, in some states, through browser or device-based preference signals. (Terminology varies slightly among some of the state laws, referring to such practices as “processing for targeted advertising” or “sales” or “sharing” of personal information, but the opt-out requirement exists under each state’s law.) These state privacy laws also provide consumers other rights, such as to access, correct or delete their personal information (subject to certain limitations), opt out of certain processing of their personal information and impose special rules on the collection of data from minors, precise location data, and other types of “sensitive” personal information as well as transparency and data governance obligations. Importantly, as a consequence of the obligations under these laws, the availability of data within our platform, our related offerings and the advertising ecosystem more broadly may decline, potentially making our platform and services less valuable to our clients.
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
As our business is global, our activities are also subject to foreign legislation and regulation. In Europe, including the U.K., the European Union (the “EU”), the European Economic Area (the “EEA”) and the countries of Iceland, Liechtenstein and Norway, separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. The General Data Protection Regulation (“EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR”) (the EU GDPR and UK GDPR are hereinafter referred to collectively as the GDPR), which apply to us, define “personal data” broadly. Together with related laws, such as the ePrivacy Directive, we and our clients and inventory partners face enhanced data protection obligations, both as controllers of such data and as service providers processing the data. These laws also provide certain rights, such as access and deletion, to the individuals about whom the personal data relates, and require consent for certain activities. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws including the ePrivacy Directive (discussed below). Although the TCF is actively in use, its viability as a compliance mechanism is under review by the European authorities and we cannot predict its effectiveness over the long term (as further detailed in the Risk Factors section). Maintaining compliance with the requirements of European privacy laws and regulations, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, and may lead to significant changes in our business operations, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.

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
To address the transfer of personal data from the EEA, Switzerland and U.K. to the United States, we rely upon, and are currently certified under, the EU-U.S. and Swiss-U.S. Data Privacy Frameworks (“DPF”) and the U.K. Extension to the EU-U.S. DPF. However, the long-term viability of the DPF is uncertain and the extent to which other European mechanisms can be used to transfer personal data to the United States remains in question. If all or some jurisdictions within the EU or the U.K. determine that these mechanisms cannot be used to transfer personal data to the United States, then we could be left with no reasonable option for the lawful cross-border transfer of personal data. In such circumstance, continuing to transfer personal data from the EU to the United States could lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity. Such consequences could have an adverse effect on our reputation and business, such as by requiring us to establish systems to maintain certain data in the EU, which may involve substantial expense and cause us to divert resources from other aspects of our operations, all of which may harm our business. Other jurisdictions have adopted or are considering cross-border or data residency restrictions, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business.
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
To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase the amount of spend through our platform and adopt existing or new offerings that we make available. If competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with our offerings, our ability to sell our services to new or existing clients could be impaired. We focus on the value of our platform and related offerings. Agencies and advertisers may have an adverse reaction to the related pricing, which could impair our ability to maintain and attract existing and new clients and our share of their advertising budgets. We have spent significant effort in cultivating our relationships with advertising agencies and advertisers, which has resulted in an increase in the budgets allocated to, and the amount of advertising purchased on, our platform. However, it is possible that we may reach a point of saturation at which we cannot continue to grow our revenue from such agencies or advertisers because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. While we generally have master services agreements (“MSAs”) in place with our clients, such agreements allow our clients to choose the amount they spend through our platform and terminate our services with limited notice. We at times supplement our MSAs with joint business plans and other incentive programs designed to increase spend from existing clients; however, such increased spend may not materialize in the amounts we expect or at all. We do not typically have exclusive relationships with our clients and there is limited cost and difficulty to moving their media spend to our competitors. As a result, we have limited visibility to our future advertising revenue streams. We cannot assure you that our clients will continue to use our platform or related offerings to the extent that we expect or at all, or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major client representing a significant portion of our business decides to materially reduce its use of our platform or related offerings or to cease their use altogether, it is possible that our revenue or revenue growth rate could be significantly reduced, and our business negatively impacted.
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
Our clients include advertising agencies, many of which are owned by holding companies, where decision making is decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. If all of our individual client contractual relationships were aggregated at the holding company level, two holding companies would have each represented more than 10% of our gross billings for 2025.
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
We operate in a highly competitive and rapidly changing industry. We expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants develop and offer new products and services aimed at capturing advertising spend or disrupting the digital marketing landscape, such as analytics, automated media buying and exchanges. Additionally, the impact of AI on our industry is still emerging and uncertain. We have been developing and implementing AI and machine learning models in our platform for nearly a decade and plan to continue such efforts, but there can be no assurance that our implementation of AI initiatives will continue to enhance our platform and related offerings in the manner we expect. We expect our AI initiatives will require increased investment in infrastructure. To the extent we fail to adopt such technologies effectively or as intended, experience delays in integrating these technologies into our operations or our competitors successfully implement improved AI technologies into their products or services, our ability to compete effectively could be harmed and our growth prospects and results of operations could be adversely affected.
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
Historically, some of our competitors have sought to differentiate themselves to prospective customers primarily on the basis of artificially low prices, which are enabled by inherent conflicts of interest and a lack of objectivity, and do not account for the overall value delivered to customers. Our future success depends upon our continued ability to distinguish our offerings from competitors based on the value we provide our clients, including superior price discovery with respect to advertising opportunities, without the conflicts of interest and lack of objectivity that come with also selling advertising inventory. Although we believe that we offer differentiated offerings with superior value, some customers may be price sensitive and there is no guarantee that new and existing customers will value our offerings as we intend. They may perceive other offerings as competitive purely on the basis of price and results that are self-reported by such competitors.
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
We face various and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our systems and the data that we process. Our offerings involve the storage and transmission of significant amounts of data, including personal information from users, clients, and inventory and data providers, a large volume of which is hosted by third-party service providers. Our services and the data on our platform, related offerings and in our systems could be exposed to unauthorized access due to activities that breach or undermine security measures, including: negligence or malfeasance by internal or external actors; attempts by outside parties to fraudulently induce employees, clients or vendors to disclose information or data, including personal information; or errors or vulnerabilities in our systems, offerings or processes or in those of our service providers, clients, and vendors.
For example, from time to time, we experience cyberattacks of varying degrees and other attempts to obtain unauthorized access to our systems, including to employee mailboxes. We have dedicated and expect to continue to dedicate resources toward security protections that are designed to shield our systems and data from these activities, including worldwide incident response teams and dedicated resources to incident response processes. However, such measures cannot provide absolute security and could, among other issues, fail to be adequate or accurately assess the incident severity, not proceed quickly enough, or fail to sufficiently remediate an incident. Further, we can expect that the deployment of techniques to circumvent our security measures may occur with more frequency and sophistication and may not be recognized until launched against a target, including through the use of AI. Accordingly, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures.
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
A breach of our security, a flawed design, and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of our systems or data. This could result in government investigations, lawsuits (including class actions), enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our offerings, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. As some of our offerings involve the receipt and processing of identifiable information, the risks associated with data, including risks related to a breach of our systems increases, and we could be subject to contractual breach and indemnification claims from other clients and partners and otherwise suffer damage to our reputation, brand, and business. We could also be required to notify regulators, clients or other third parties. Our platform may also receive data in aggregated or pseudonymized form, and if our systems are breached and such data or information is compromised, it could be damaging to our brand, reputation, and business. Cyberattacks could also compromise our own trade secrets and other confidential information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. Although we maintain errors or omissions and cyber liability insurance, the costs related to an incident or other security threats or disruptions may not be fully insured or indemnified by other means and insurance and other safeguards might only partially reimburse us for our losses, if at all. We also cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Privacy and data protection laws to which we and our clients, inventory partners, and third-party data providers are subject may cause us to incur additional or unexpected costs, subject us to litigation, investigations or enforcement actions for alleged compliance failures, result in less demand for our offerings, or cause us to change our platform, related offerings or business model, which may have a material adverse effect on our business.
Information relating to individuals, households and their devices (commonly called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to its collection, use, retention, protection, disclosure, transfer (including across national boundaries) and other processing. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile advertising identifiers), which are or may be considered personal data or personal information in many jurisdictions or otherwise subject to regulation. In connection with certain of our offerings, including Unified ID 2.0, EUID and OpenPass, we receive information that directly identifies individuals, such as email addresses and phone numbers, both directly from consumers and from our clients or others. We deploy technical and security measures, internal policy controls, and contractual measures designed to limit how such identifying information is used and shared. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws. Some of our offerings, including those that entail some use of directly identifying information, may also increase our exposure to potential claims by plaintiffs’ attorneys, including by attempting to apply various legal theories – such as alleging violations of wiretapping statutes – to certain of our activities.
The global regulatory landscape regarding the privacy and protection of personal information is evolving, and U.S. (state, federal and local) and foreign governments continue to consider and enact additional legislation and rulemaking related to privacy and data protection, often with a particular focus on intermediaries in the online advertising ecosystem, including those that engage in targeted advertising, “sell” or “share” personal data, and act as “data brokers.” While a significant volume of laws has already been enacted, we expect to see additional data protection legislation and regulation in this area for the foreseeable future. For example, the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (the “FTC Act”) (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. In the preceding few years, the FTC has been very active in bringing enforcement actions against companies that handle personal data it views as sensitive for advertising purposes, including location data brokers and companies that process health-related data. The FTC could continue to build on this trend under its authority to enforce a relatively new federal law focused on disclosures of certain “sensitive” information by companies operating as data brokers to certain restricted countries or entities “controlled” by such countries, and the Department of Justice could act on authority granted under an executive order restricting similar practices, for which regulations and guidance have recently taken effect. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, or consumer protection laws such as the FTC Act. As noted above, plaintiffs’ attorneys are also increasingly pursuing claims against advertising technology companies related to their data collection, use and disclosure practices, as well as advertisers and publishers that rely on services provided by these companies. For example, in March 2025, suits alleging various privacy tort theories were filed against us in the Northern District of California. For additional information regarding the pending legal proceedings, refer to Note 13—Commitments and Contingencies—Litigation. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. In addition, a potential federal omnibus privacy law remains a possibility. If ultimately passed, such a law would likely substantially impact the online advertising ecosystem.
State lawmakers are also actively addressing consumer data privacy issues. Many states have adopted omnibus consumer privacy laws. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile advertising identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations and establish data privacy rights for consumers in such states (including rights to opt out of certain processing of their personal data and to request correction, deletion of and access to personal data), imposing special rules on the collection of personal data from minors, precise location data and other personal data deemed “sensitive” under the laws, and creating new notice and consent obligations. Many also impose data minimization requirements, mandating that companies only collect and process data for certain purposes. In a recent enforcement action, the California Attorney General employed these data minimization standards to attack advertising-related disclosures by a publisher of health-related information. Perhaps most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal data.)
Increasingly, state laws require companies like ours to honor opt outs expressed through device-based preference signals, such as the Global Privacy Control (“GPC”), which enable consumers to opt out of relevant activities by all data controllers at once rather than individually. California and other state regulators announced an enforcement sweep focused on how companies honor these signals and California recently enacted a law that will require all browser manufacturers to support the sending of these signals. The proliferation of these laws, including the obligation to honor device-based preference signals and the greater volume of such signals that is likely to result from California’s law, could result in lower availability of data within our platform, our related offerings and the advertising ecosystem more broadly, all of which could result in our platform and related offerings being less valuable to our clients and harm to our business.
These laws and their implementing regulations have and will likely also increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual, platform and offering changes, we cannot predict with certainty the effect of these laws and their implementing regulations, some of which are not yet finalized, on our business, nor the share of consumers who will carry out their opt-out and other rights and how these actions will impact us, our clients, inventory sources, and our industry. Further, enforcement activity under such laws already in effect, particularly in California, reflects an ongoing focus on online advertising activities and signals regulators’ willingness to pursue in-depth investigations and impose substantial penalties on entities allegedly operating in violation of the statute. Thus, we expect that continuing to maintain compliance with states’ varying legal requirements, including monitoring and adjusting to new regulations and interpretations that emerge through enforcement actions, will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal data perceived as especially sensitive, such as health data and children’s data. For example, the FTC finalized an update to rules adopted pursuant to the Children Online Privacy Protection Act, modifying some requirements relating to the use of children’s data for targeted advertising and several states have enacted laws that would substantially impact activities that involve showing targeted advertisements to individuals under 18 years of age through a variety of new restrictions, or in some cases prohibit it altogether. Further, several states have enacted laws, updated existing laws or have introduced bills to impose new privacy obligations related to health-related personal information beyond that governed by federal and state laws governing medical records and similar information, such as HIPAA. For example, Washington’s My Health, My Data Act (“MHMD”) introduced a host of requirements related to a very broadly-defined notion of consumer health data that impacts the advertising industry in part because MHMD is subject to a private right of action (unlike most other state privacy laws), so plaintiffs’ attorneys could explore claims that stretch the bounds of the law’s text. A somewhat similar law enacted in Virginia is also backed by a private right of action. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance and defense costs, and more obligations on us, our clients and other companies in the advertising industry.
Laws governing the processing of personal data in Europe (including the U.K. and EEA) also continue to impact us and to evolve. For example, the GDPR defines “personal data” broadly and enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. IAB Europe previously collaborated with the digital advertising industry to create a user-facing framework (the Transparency and Control Framework, or “TCF”) for establishing and managing legal bases under the GDPR and other U.K. and EU privacy laws, including the ePrivacy Directive. Although the TCF is actively in use, its viability as a compliance mechanism remains under review by European authorities and we cannot predict its effectiveness over the long term. Because we are under the supervision of relevant data protection authorities in both the EEA and the U.K., we may be fined under both the EU GDPR and the UK GDPR for the same breach, with penalties up to the greater of €20 million/BP 17.5 million or 4% of total worldwide annual turnover. In addition to fines, breach of the GDPR can also result in regulatory investigations, enforcement notices, reputational harm and civil claims. Continuing to maintain compliance with the requirements of the GDPR, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
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
Further, our legal risk depends in part on our clients’ or other third parties’ adherence to data privacy laws and regulations and their use of our services in ways consistent with end user expectations. There can be no assurances that the privacy and security-related measures and safeguards we have put into place in relation to these third parties will be effective to protect us and/or the relevant personal information from the risks associated with the third-party processing of such data. We rely on representations made to us by clients, partners and providers that they will comply with all applicable laws, including all relevant data privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our clients’ compliance with our recommended disclosures nor can we be certain that our clients, partners and providers will adhere to data privacy laws and regulations. If our clients, partners or providers fail to adhere to our expectations or contracts in this regard, we and our clients could be subject to adverse publicity, damages and related possible investigation or other regulatory activity.
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
Our ability to successfully leverage user data and generate revenue from opportunities to serve advertisements could be impacted by restrictions imposed by laws or by third parties, including restrictions on our ability to use or read cookies, device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. For example, if publishers or supply-side platforms decide to limit the data that we receive in order to comply (in their view) with state privacy laws, a potential federal privacy law or in response to other legal or industry developments, then our service may prove to be less valuable to our clients and we may find it more difficult to generate revenue. That is, if third parties on which we rely for data or opportunities to serve advertisements impose limitations (for whatever reason) or are restricted by other ecosystem participants or applicable regulations, then we may lose the ability to access data, bid on opportunities or purchase digital ad space, which could have a substantial impact on our revenue.
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
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Safari, Internet Explorer and Firefox —allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s web browser, Chrome, has introduced, and is likely to continue to introduce, controls over third-party cookies. However, on April 22, 2025, Google announced that it would maintain its current approach to offering users third-party cookie choice in Chrome (thus, presumably, ending its efforts to deprecate third-party cookies in Chrome), and will not be rolling out a new standalone prompt for third-party cookies in Chrome. Finally, other participants in the real-time bidding ecosystem could decline to provide certain identifiers or introduce user settings that reduce the number of identifiers provided to us that help us to optimize supply paths, target audiences and measure outcomes. Although we believe our platform is well-positioned to adapt to browsers’ blocking or limitation of some cookies, particularly with our Unified ID 2.0 offering, the impact of such changes — and broader scrutiny on the advertising technology ecosystem — remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel.
Some Internet users also download free or paid ad-blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. If such a feature inadvertently or mistakenly blocks ads that are not within the established blocking standards, or if such capabilities become widely adopted and the advertising technology industry does not collaboratively develop alternative technologies, our business could be harmed. The Interactive Advertising Bureau and Digital Advertising Alliance have also developed frameworks that allow users to opt out of the “sale” or use of their personal data for targeted advertising purposes under U.S. state privacy laws in ways that stop or severely limit the ability to show targeted ads. Because many state privacy laws require businesses to permit end users to opt out of processing their personal data for purposes of targeted advertising, including, in some states, through device-based preference signals, we expect that more opt-out solutions will become available that may ultimately be used by end users, which may reduce our clients’ use of our platform and related offerings, and our business, financial condition, and results of operations could be adversely affected.
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
•changes to our pricing or to the availability of and pricing of competitive products and services;
•changes in the pricing, cost or availability of third-party supplier-provided components of value-added services and data, including pricing structure changes and the alignment of our pricing model with our data partners, and our ability to successfully implement and rollout such changes;
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
Periods of significant change or transition, including leadership changes, organizational restructuring, or shifts in strategic priorities, can disrupt our operations and reduce efficiency. Such transitions may reduce continuity and create uncertainty that may delay decision-making and execution of key initiatives. In addition, these changes can affect our corporate culture, decrease employee morale, and lead to increased employee turnover, including among key personnel. Loss of institutional knowledge and challenges in attracting and retaining highly skilled talent may further hinder productivity and collaboration. None of our key employees have an employment agreement for a specific term, and all of our employees may terminate their employment with us at any time. If we are unable to manage these transitions or executive successions effectively, our business, financial condition and results of operations could be adversely affected.
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
Evolving industry standards regarding impression counts and related disputes and customer collections could impact our business and reputation.
In 2025, the global digital advertising ecosystem saw a large increase in supply (ad impression opportunities). Supply growth has meaningfully outpaced demand growth. Overall, we believe this is a positive development for us. This continues to shift the balance of power to the buy-side and the objectivity of our position (by not owning media) is more valuable in this strengthening buyer’s market.
While we believe this is more positive than negative, the distress put on the sell-side caused by increased supply has in cases lowered costs per impressions (“CPMs”) for sellers and publishers and has in some cases (especially for non-premium sellers and publishers) also lowered their fill-rates in addition to CPMs charged. It has also lowered the transparency of some sellers when sending meta-data about individual ad opportunities. This stress on the system poses an incremental risk to all market participants, including us.
As a result of this risk, we have developed and introduced new market-leading products, offerings and incremental efforts to improve the quality of auctions, measurement, counting and reporting (which includes further innovation and industry adoption of our products, including but not limited to OpenPath, OpenAds, OpenSincera, PubDesk and new forms of cost reporting) to continually exceed industry standards. These efforts are intended to help us reduce and manage the expense and risks associated with external reporting dependencies, counting discrepancies, counting disputes, supply chain inefficiencies, and collection risk regarding publishers, sellers, and resellers (our sources of media inventory). In parallel, we are making greater efforts to improve auctions, counting and measurement methodologies. If we do not effectively manage the expense and risks associated with external reporting dependencies, counting discrepancies, counting disputes, supply chain inefficiencies, auction modifications and collection risk, then we and our customers may be harmed, and our business and reputation will be negatively impacted.
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

•improve our technology, including investing in internal technology development and acquiring outside technologies and investing in hosting infrastructure in an environment where a shortage of hosting capacity and hardware components is causing costs to increase;
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
Spend on our platform primarily comes through our agency clients. Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In addition, typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all. In addition, we typically experience slow payment cycles by advertising agencies as is common in our industry. While we attempt to negotiate long payment periods with our suppliers and shorter periods from our clients, we are not always successful. As a result, we generally pay our accounts payable on shorter cycles than we collect on our accounts receivables, requiring us to remit payments from our own funds, and accept the risk of credit loss.
This collections and payments cycle may increasingly consume working capital if we continue to be successful in growing our business. If we are unable to borrow on commercially acceptable terms, our working capital availability could be reduced, and as a consequence, our financial condition and results of operations would be adversely impacted.
We may also be involved in disputes with clients, and in the case of agencies, their advertisers, over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to resolve disputes with our clients, we may lose clients or clients may decrease their use of our platform and our financial performance and growth may be adversely affected. If we are unable to collect or make adjustments to bills to clients, we could incur write-offs for credit loss or reductions to revenue, respectively, which could harm our results of operations. In the future, credit loss may exceed reserves for such contingencies and our credit loss exposure may increase over time. Any increase in write-offs for credit loss could harm our business, financial condition and results of operations. Even if we are not paid by our clients on time or at all, we are still obligated to pay suppliers for the cost of advertising inventory, value-added services and data that clients purchase on our platform, and as a consequence, our business, financial condition and results of operations would be adversely impacted.
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
Campaigns are set up using several variables available to our clients on our platform. While our platform includes several checks and balances, it is possible for human error to result in significant overspending. The system requires a daily cap at the ad group level. We also provide for the client to input daily and overall caps at the advertising inventory campaign level at their discretion. Additionally, we set a credit limit for each user so that they cannot spend beyond the level of credit risk we are willing to accept. Despite these protections, the ability for overspend exists. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a client with a high credit limit enters the wrong daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidentally go significantly over budget. While our client contracts state that clients are responsible for media purchased through our platform, we are ultimately responsible for paying the inventory providers, and we may be unable to collect from clients facing such issues, in which case our results of operations would be harmed.
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
We have a U.K. entity through which we have entered into international client and partner agreements, including with those in the EU, which are governed by English Law, and some of our clients and partners pay us in Euros, British Pounds and other foreign currencies.
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
In addition, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. For example, in February and March 2025, securities class action litigation was filed against us following a drop in our stock price. For additional information regarding the pending legal proceedings, refer to Note 13—Commitments and Contingencies—Litigation. Our involvement in securities litigation will subject us to substantial costs, divert resources and the attention of management from our core business and may adversely affect our business.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our amended and restated articles of incorporation provide that all Class B common stock will convert automatically into Class A common stock on December 22, 2035, unless converted prior to such date. As of December 31, 2025, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 49.9% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the dual class nature of our common stock, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceedings, refer to Note 13—Commitments and Contingencies—Litigation.
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
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions, including a number of states in the United States, are considering enacting or have enacted laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. In addition, the Organization for Economic Cooperation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Further, on July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”) that changes or makes permanent certain tax laws for corporations. While the changes from these rules have not negatively impacted our financial condition or results of operations, they could increase our effective tax rate and cash tax payments in future periods. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.
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
Our executive risk committee, which is comprised of our Chief Financial Officer, Chief Legal Officer and Senior Vice President, Engineering, oversees the cybersecurity risk assessment and mitigation activities and receives regular reports from our cybersecurity team regarding the nature, timing and extent of incidents that occur across the Company’s internal environments and those disclosed by third-party service providers, if applicable. Our cybersecurity team is comprised of technically skilled professionals with computer science, cybersecurity assurance or other cybersecurity degrees and professional experience in monitoring, detecting, mitigating and preventing cybersecurity incidents and testing cybersecurity processes. The executive risk committee has expertise in the pertinent financial, legal, regulatory, operational and technical areas to assess the impact of cybersecurity risks and incidents across the business and oversee our response to and disclosure of such incidents. In particular, our Senior Vice President, Engineering brings decades of technical experience to our executive risk committee along with technical education in computer systems engineering.
Item 2. Properties
We maintain our principal offices in Ventura, California. We also lease office and data center space in various cities within North America, Europe, Asia and Australia. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate expansion of our operations.
Item 3. Legal Proceedings
For a description of our pending legal proceedings, see “Commitments and Contingencies — Litigation” in Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock began trading on the Nasdaq Global Market on September 21, 2016, under the symbol “TTD.” Prior to this date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.
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
Holders of Record
As of January 31, 2026, there were approximately 48 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our proxy statement relating to our 2026 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended December 31, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
October 1-31	1,159	$51.56	1,159	$500
November 1-30	4,506	$40.58	4,506	$317
December 1-31	4,313	$38.71	4,313	$150
	9,978		9,978
_______________
(1) On February 15, 2023, we announced that our board of directors approved a share repurchase program to repurchase up to $700 million of our Class A common stock, which commenced in February 2023 and has no expiration date. In February 2024, an additional $647 million was authorized under this program, bringing the total amount for future repurchases back to $700 million. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount for future repurchases to $1 billion. In October 2025, an additional $500 million was authorized under this program after the previous authorization was used. In February 2026, an additional $350 million was authorized under the Company’s share repurchase program, bringing the total amount available for future repurchases to $500 million. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The program does not obligate us to acquire a minimum amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors. See Note 9—Capitalization in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.
(2) Excludes other costs such as broker commissions and the excise tax imposed by the Inflation Reduction Act of 2022 (“IRA”).
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
The following graph compares the cumulative total stockholder return on an initial investment of $100 in our Class A common stock between December 31, 2020, and December 31, 2025, with the comparative cumulative total returns of the Standard & Poor’s (S&P) 500 Index, Nasdaq 100 Index and Russell 3000 Index over the same period. We have not paid any cash dividends: therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not the reinvestment of cash dividends. However, the data for the S&P 500 Index, Nasdaq 100 Index and Russell 3000 Index assumes reinvestment of dividends. The graph assumes the closing market price on December 31, 2020, of $80.10 per share as the initial value of our Class A common stock after retroactive adjustment for the Stock Split.

The returns shown are based on historical results and are not indicative of, nor intended to forecast, future stock price performance.

250
200
150
100
50
0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
The Trade Desk, Inc.
S&P 500 Index
Nasdaq 100 Index
Russell 3000 Index

Item 6. [Reserved]
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
Overview
We are a global leader in advertising technology. We empower ad buyers to create, manage and optimize digital advertising campaigns across ad formats, channels and devices. Our platform’s depth, AI capabilities and rich ecosystem of inventory, publisher and data partner integrations enable superior reach and decisioning for clients. In addition to the primary capabilities provided by our self-service platform, our enterprise APIs equip our clients with the ability to customize and expand platform functionality.
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

Executive Summary
Highlights

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Revenue	$2,896,284	$2,444,831	$451,453	18%
Net income	$443,304	$393,076	$50,228	13%
Net cash provided by operating activities	$992,721	$739,456	$253,265	34%
Gross spend (1)	$13,394,683	$12,040,872	$1,353,811	11%
Adjusted EBITDA (2)	$1,196,449	$1,010,649	$185,800	18%
________

(1)
For internal management purposes, we utilize gross spend as a metric to assess our market share and scale, plan for optimal levels of support for our clients and measure our growth from existing clients. Gross spend measures the amount of a client’s spend on our platform for advertising inventory, value-added services and data; plus the platform fee, which is generally based on a percentage of a client’s total spend on our platform. Other companies, including companies in our industry, may calculate gross spend or similarly titled measures differently, which reduces its usefulness as a comparative measure. For further information, refer to “—Components of Our Results of Operations” below.

(2)
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we present Adjusted EBITDA, which is a Non-GAAP financial measure. Additional information can be found in “— Non-GAAP Financial Measures” below, including reconciliations of Adjusted EBITDA to the corresponding GAAP measure of net income.

Trends, Opportunities and Challenges
Since our founding, we have focused on developing the most sophisticated, rich and objective platform for buyers of advertising. The growing digitization of media, fragmentation of audiences and ongoing lack of transparency in the advertising technology ecosystem have increased the complexity of advertising, and thereby increased the need for an ad buying platform that users can trust. Our platform delivers valuable insights and results to clients without the conflict of interest and lack of objectivity that come with also selling owned advertising inventory. We believe our continued success relies on further developing our platform’s programmatic capabilities while expanding access to advertising inventory, value-added services and data to support our clients’ advertising campaigns.
We believe that our key opportunities include (i) our ongoing global expansion, (ii) continuing development of our omnichannel ad inventory (including in channels such as CTV and other video, mobile, audio and others), (iii) continuing development, optimization and adoption of the data usage, measurement and targeting capabilities provided by our platform, which create a natural flywheel in our business, (iv) the adoption and utilization of third-party data, in particular, retail data, and first-party data by our clients, and (v) continuing development and incorporation of AI in our platform and related offerings.
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
Similarly, the adoption of programmatic advertising by inventory owners and content providers allows us to expand the volume and type of advertising inventory we present to our clients. For example, we have expanded our CTV, audio and other advertising offerings through our integrations with supply-side partners and publishers. In addition, we have expanded our efforts to improve the efficiency and transparency of complex open internet supply channels.
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
We believe the markets outside of the United States, and in particular across Europe and Asia in markets such as the U.K., Germany, France, China, Japan, India and Australia, offer opportunities for growth. We intend to make additional investments in sales and marketing and product development to expand in international markets where we are making significant investments in our platform and growing our team.
We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.
Our business model has allowed us to grow significantly, and we believe that our operating leverage enables us to support future long-term growth profitably.
Macroeconomic Uncertainty
Changes in interest rates, foreign currency exchange rates, trade policies and practices, inflation and other geopolitical developments have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services in various industries, including those provided by our clients, while also disrupting supply chains, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. In addition, due to high demand for hosting infrastructure components, their prices have become increasingly inelastic and the cost for such components has been rising. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, and the duration and extent of geopolitical and global economic disruption and their respective impacts on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K for further discussion of the adverse impacts of macroeconomic uncertainty on our business.
Factors Affecting Our Performance
Growth in and Retention of Client Spend
Our recent growth has been largely driven by expanding our share of spend by our existing clients and adding new clients. Our clients include some of the largest advertising agencies and advertisers in the world, and we believe there is significant room for us to expand further within these clients, including room to expand the aperture of customers we support across the mid-market. As a result, future revenue growth depends, in large part, upon our ability to retain our existing clients and to gain a larger amount of their spend through our platform in a highly competitive advertising market. This includes our ability to differentiate to clients our platform’s overall value from competitors’ platforms that may offer artificially low prices, which are enabled by inherent conflicts of interest and a lack of objectivity that come with also selling advertising inventory. We believe that we offer differentiated offerings with superior value to new and existing clients.
In order to analyze gross spend contributions and growth from new and existing clients, we measure annual gross spend on our platform for the set of clients that commenced spending on our platform in a specific year relative to subsequent periods. Historically, our existing clients have generally increased their spend on our platform. However, over time, our existing clients may spend less on our platform and the growth rate of revenue may change. Any such change could have a significant negative impact on revenue and operating results.
Ability to Expand our Omnichannel Reach, Including CTV, and Innovate across our Platform
We enable the purchase of advertising inventory in a wide variety of ad formats and channels, including CTV and other video, display, audio, and native, on a multitude of devices, such televisions, streaming devices, mobile devices, computers and digital-out-of-home devices. Our future growth will depend on our ability to maintain and grow the inventory and spend across these channels, in addition to continued growth in CTV and potentially in any new inventory sources that may arise with the advent of AI. Our future growth will also depend on our ability to continue innovating and improving the technology underlying our platform and related offerings and enhancing their functionality, including the development of new or improved value-added services or the inclusion of additional data, and driving continual and increased adoption of such value-added services and data by our clients. We believe that our ability to integrate and offer

CTV and other quality advertising inventory for purchase through our platform, our ability to continuously improve the features and functionality of our platform and related offerings and, in particular, our ability to manage the increased costs that will accompany these efforts, such as the cost of developing and hosting our growing, AI-rich platform and related offerings, will impact the future growth and profitability of our business.
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
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity and the first quarter reflects the lowest level of such activity. Additionally, advertising activity is typically heightened in the periods leading up to major United States political elections. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.
Components of Our Results of Operations
We have one primary business activity and one operating segment.
Revenue
We generate revenue from clients who enter into agreements with us to use our platform to purchase advertising inventory, value-added services and data. We charge our clients for total spend on our platform, which includes spend and fees on advertising inventory, value-added services and data to support those purchases, in addition to the platform fee that is generally based on a percentage of our clients’ total spend on the platform. Generally, we report revenue as an agent on a net basis, which represents gross billings net of amounts we pay suppliers for the cost of advertising inventory, supplier-provided components of value-added services and data (collectively, “Supplier Components”).
Accounts receivable is recorded at the amount of gross billings to clients, net of allowances, for the amounts we are responsible to collect; and our accounts payable are recorded at the amount payable to suppliers. Accordingly, both accounts receivable and accounts payable appear large in relation to revenue reported on a net basis.
Revenue earned from gross spend on our platform may fluctuate from period to period based on the types of services rendered and the extent to which our platform’s value-added services and data are utilized by clients; our client and channel mix; changes in our platform or related offerings; pricing; volume discounts; and the amount of certain costs of supplier-provided components of value-added services and data recorded as reductions to revenue versus as expenses in platform operations. We expect that our revenue earned from our clients’ gross spend will fluctuate in the future pursuant to these factors, especially as we introduce new and enhanced platform features and related offerings that may be adopted by our clients, expand our omnichannel capabilities, extend our reach to more CTV and other inventory and add additional clients whose businesses may have different underlying business models.

Refer to “—Critical Accounting Policies and Estimates—Revenue Recognition” below for a description of our revenue recognition policies.
Operating Expenses
We classify our operating expenses into the following four categories and allocate overhead such as information technology infrastructure, rent, office support and occupancy charges based on headcount for these categories:
Platform Operations. Platform operations expense consists of expenses related to hosting our platform, which includes “internet traffic” associated with the viewing of available impressions or queries per second (“QPS”) and computing power to enable technical features and functionality such as AI, purchasing data used to inform and improve the platform and providing support to our clients. Platform operations expense includes hosting costs, including depreciation relating to data center computing and networking equipment, personnel costs, data-related costs and amortization of capitalized software costs for platform development. Personnel costs include salaries, stock-based compensation, employee benefit costs, commission costs, bonuses and travel for personnel who support our platform and provide our clients with platform support. We capitalize certain costs associated with the development of our platform, which are amortized in platform operations expense over their estimated useful lives.
We expect platform operations expense to increase in absolute dollars in future periods as we continue to experience increased volumes of QPS through our platform, invest in our hosting capabilities, including to support new technical features and functionality of our platform and related offerings and our growing AI and machine learning capabilities, and hire additional personnel to support our clients. Platform operations expense as a percentage of revenue may fluctuate period to period based on revenue levels and the timing of our investments in our hosting capabilities, subject to rising prices for data center components, as we continue to strategically invest in data center computing and networking capacity. Platform operations expense also may vary due to the amount of certain costs of supplier-provided components of value-added services and data recorded as platform operations expense versus as reductions to revenue.
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
Our sales organization focuses on marketing our platform and related offerings to increase their adoption by existing and new clients. We are also focused on expanding our business by growing our sales teams in countries in which we currently operate, including in the United States and internationally, as well as establishing a presence in additional countries. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods. Sales and marketing expense as a percentage of revenue may fluctuate from period to period based on revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over periods and are impacted by the revenue seasonality in our industry and business.
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
We believe that continued investment in our platform is critical to attaining our strategic objectives and long-term growth. Therefore, we expect technology and development expense to increase as we continue to invest in the development of our platform and related offerings to support additional platform features and functionality, including AI and machine learning, increase the number of advertising inventory and data suppliers and support the anticipated increase in volume of QPS on our platform.
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and travel associated with our executive, finance, legal, human resources, compliance and other administrative personnel, as well as accounting and legal professional services fees, local business taxes and fees and credit loss expense. General and administrative expenses also include stock-based compensation expense related to the CEO Performance Option, which was granted in 2021.
We expect to continue to invest in corporate infrastructure and headcount to support growth. Excluding the impact of the CEO Performance Option, we expect general and administrative expenses to increase in absolute dollars in future periods. In addition, general and administrative expenses may fluctuate period to period due to various litigation, regulatory and governance matters, in which timing and extent of such expense is variable.
Other Income, Net
Interest Expense. Interest expense is mainly related to our debt, which carries a variable interest rate and fees for undrawn amounts. Refer to “—Liquidity and Capital Resources — Credit Facility” below for further information.
Interest Income. Interest income is mainly related to our cash, cash equivalents and short-term investments, which carry variable interest rates.
Foreign Currency Exchange Loss (Gain), Net. Foreign currency exchange loss (gain), net consists primarily of gains and losses on foreign currency transactions net of gains and losses on foreign currency forwards. We do not designate foreign currency forwards as hedges for accounting purposes. We have foreign currency exposure related to our accounts receivable and, to a much lesser extent, accounts payable that are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar, New Zealand Dollar, South Korean Won and Singapore Dollar.
Provision for Income Taxes
The provision for income taxes consists primarily of U.S. federal, state and foreign income taxes. Our provision for income taxes may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate, and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We evaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period. Our provision for income taxes may also be affected by the timing of vesting and/or exercise of our stock-based awards. The extent of the impact may be subject to volatility resulting from changes in our stock price and volume of transactions by employees.
Our effective tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to the impact of stock-based awards including non-deductible stock-based compensation net of tax benefits associated with employee exercises of stock options and vesting of restricted stock, state taxes, research and development tax credits and foreign tax effects.
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
Results of Operations for the Year Ended December 31, 2025, Compared with the Year Ended December 31, 2024
The following discusses the results of our operations for the year ended December 31, 2025, compared with the year ended December 31, 2024. For a discussion of the results of our operations for the year ended December 31, 2024, compared with the year ended December 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with

SEC on February 21, 2025. References to “Notes” are notes to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”
The following table sets forth our consolidated results of operations for the periods presented.

	For the Year Ended December 31,
	2025		2024
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$2,896,284	100%	$2,444,831	100%
Operating expenses:
Platform operations	619,067	21%	472,012	19%
Sales and marketing	644,300	22%	546,517	22%
Technology and development	525,141	18%	463,319	19%
General and administrative	518,455	18%	535,816	22%
Total operating expenses	2,306,963	80%	2,017,664	83%
Income from operations	589,321	20%	427,167	17%
Other expense (income):
Total other income, net	(69,434)	(2)%	(80,135)	(3)%
Income before income taxes	658,755	23%	507,302	21%
Provision for income taxes	215,451	7%	114,226	5%
Net income	$443,304	15%	$393,076	16%
__________________
Note: Percentages may not sum due to rounding.
Revenue
Revenue increased by $451 million, or 18%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The overall increase was driven by an 11% increase in gross spend on our platform, which was primarily driven by more overall advertising campaigns executed by new and existing clients, increased application of and changes in the mix of revenue-generating value-added services and data and higher spend per campaign. The increase in revenue was also driven by a higher proportion of revenue earned from client spend due to increased utilization of our value-added services and data; and higher platform fees. Enhancements to our platform and the value-added services and data available to clients in 2025, including from Kokai and other features, and increased pricing associated with value-added services and data, enabled both our clients and us to capture increased value and drove higher utilization of our value-added services and data.
Revenue earned from gross spend on our platform may fluctuate from period to period based on the types of services rendered and the extent to which our platform’s value-added services and data are utilized by clients; our client and channel mix; changes in our platform or related offerings; pricing; volume discounts; and the amount of certain costs of supplier-provided components of value-added services and data recorded as reductions to revenue versus as expenses in platform operations.
Platform Operations
Platform operations expense increased by $147 million, or 31%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to increases of $123 million in hosting costs and $20 million in personnel costs, which included a $5 million increase in stock-based compensation. The increase in hosting costs was primarily attributable to support costs relating to the increased use of our platform to query ad opportunities and purchase ad impressions on the platform, increased use of features by our technical teams in support of our platform and investment in new data centers to support the continued growth of our platform. The increase in personnel costs was primarily due to headcount growth as well as the increase in stock-based compensation driven by new equity awards.
We expect platform operations expense to increase in absolute dollars in future periods as we continue to experience an increased volume of queries per second (“QPS”) and media impressions purchased through our platform;

invest in our hosting capabilities, including to support new technical features and functionality of our platform and related offerings and our growing our growing AI and machine learning capabilities, subject to rising prices for data center components; and hire additional personnel to support our clients. Platform operations expense also may vary due to the amount of certain costs of supplier-provided components of value-added services and data recorded as platform operations expense versus as reductions to revenue.

Sales and Marketing
Sales and marketing expense increased by $98 million, or 18%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to increases of $74 million in personnel costs, which included a $13 million increase in stock-based compensation, $17 million in marketing costs and $7 million in allocated facilities costs. The increase in personnel costs was primarily due to headcount growth to support our sales efforts and to continue to develop and maintain relationships with our clients, an increase in incentive compensation driven by headcount, an increase in severance benefit costs and an increase in travel costs. The increase in stock-based compensation was primarily driven by new equity awards. The increase in marketing costs was primarily due to an increase in marketing campaigns, creatives, client engagement, sponsorships and marketing events. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on increasing the adoption of our platform and related offerings with existing and new clients and expanding our international business.
Technology and Development
Technology and development expense increased by $62 million, or 13%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to increases of $52 million in personnel costs, which included a $25 million increase in stock-based compensation, and $6 million in allocated facilities costs. The increase in personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform and related offerings, partially offset by a decrease in taxes on equity awards. The increase in stock-based compensation was primarily driven by new equity awards. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
We expect technology and development expense to increase in absolute dollars as we continue to hire additional personnel, invest in the development of our platform and related offerings to support additional platform features and functionality including AI and machine learning, increase the number of advertising inventory and data suppliers and support the anticipated increase in volume of QPS on our platform.
General and Administrative
General and administrative expense decreased by $17 million, or 3%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to a $48 million decrease in stock-based compensation, partially offset by increases of $18 million in administrative costs, $11 million in personnel costs and $2 million in allocated facilities costs. The decrease in stock-based compensation was primarily due to a $61 million decrease relating to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $13 million increase primarily driven by new equity awards and an acceleration of stock-based compensation in connection with an executive transition. The increase in administrative costs was primarily driven by increases in external professional fees, including legal expenses for various litigation, regulatory and governance matters. The increase in personnel costs was primarily attributable to increased headcount to support our growth, partially offset by a decrease in cash incentive award expenses. The increase in allocated facilities costs was primarily driven by new leases for additional office space to support our future growth as well as office support expenses.
Excluding the impact of the CEO Performance Option, the stock-based compensation for which is expected to be fully recognized by the first quarter of 2026, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure, headcount to support growth and various litigation, regulatory and governance matters, for which expenses may fluctuate from period to period. For additional information regarding the CEO Performance Option, refer to Note 10— Stock-Based Compensation.

Other Income, Net
Total other income, net decreased by $11 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to lower interest income on our cash and cash equivalents and short-term investments primarily driven by lower amounts invested in money market funds and falling portfolio interest rates.
Provision for Income Taxes
The difference between the effective tax rate in 2025 of 33% and the U.S. federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation, net of tax benefits associated with stock-based awards, and the impact of taxes in state and foreign jurisdictions, partially offset by research and development tax credits. For 2025, the provision for income taxes included approximately $9 million of tax benefits associated with stock-based awards and $18 million of research and development tax credits, excluding changes in unrecognized tax benefits.
The difference between the effective tax rate in 2024 of 23% and the U.S. federal statutory income tax rate of 21% was primarily due to nondeductible stock-based compensation, net of tax benefits associated with stock-based awards, and the impact of taxes in foreign and state jurisdictions, partially offset by research and development tax credits. For 2024, the provision from income taxes included approximately $73 million of tax benefits associated with stock-based awards and $30 million of research and development tax credits, excluding changes in unrecognized tax benefits.
On July 4, 2025, the United States enacted the OBBBA, which changes or makes permanent certain tax laws for corporations. The provisions of the OBBBA did not have a material impact on our effective tax rate or total provision for income taxes for the year ended December 31, 2025. However, the OBBBA allows for the accelerated deduction of any remaining unamortized domestic research and development costs over a one-year or two-year period beginning after December 31, 2024, at our election. As a result, during the year ended December 31, 2025, we recognized $175 million relating to domestic research and development costs as income taxes receivable, presented in prepaid expenses and other current assets, with a corresponding reduction in deferred tax assets. While we do not currently expect the provisions of the OBBBA to have a material effect on our effective tax rate or total provision for income taxes in the near term, we continue to monitor for changes in our operations that could be impacted by the legislation.
Refer to Note 11—Income Taxes for additional information.
Liquidity and Capital Resources
As of December 31, 2025, we had working capital of $2.0 billion, which included $658 million in cash and cash equivalents, $104 million of which was held by our international subsidiaries, and $645 million in short-term investments in marketable securities. Additionally, we had $445 million available under our Amended Credit Facility (refer to the “Credit Facility” section below). For the year ended December 31, 2025, we generated $993 million in cash flows from operating activities.
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
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt-financing arrangements, such as a new credit facility arrangement. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by incurring additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

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
As of December 31, 2025, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of December 31, 2025, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of December 31, 2025, we were in compliance with all covenants.
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
As of December 31, 2024, $464 million remained available and authorized for repurchases. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount for future repurchases to $1 billion. In October 2025, an additional $500 million was authorized under this program after the previous authorization was used. During the year ended December 31, 2025, we repurchased and subsequently retired 26.2 million shares of our Class A common stock for an aggregate repurchase amount of $1.4 billion. The aggregate repurchase amount for the year ended December 31, 2025, included $10 million relating to the 1% excise tax on share repurchases, net of share issuances, from the IRA. As of December 31, 2025, $150 million remained available and authorized for repurchases. In February 2026, an additional $350 million was authorized under our share repurchase program, bringing the total amount available for future repurchases to $500 million.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$992,721	$739,456
Net cash used in investing activities	$(292,632)	$(157,513)
Net cash used in financing activities	$(1,411,377)	$(107,609)

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
In 2025, cash provided by operating activities of $993 million resulted primarily from net income adjusted for noncash items of $1.3 billion and a net decrease from our operating assets and liabilities of $275 million. The net decrease was primarily due to a $433 million increase in accounts receivable, a $77 million increase in prepaid expenses and other assets and a $64 million decrease in operating lease liabilities, partially offset by a $291 million increase in accounts payable. The increase in accounts receivable resulted primarily from the growth of our business and the timing of cash receipts from clients. The increase in prepaid expenses and other assets was primarily due to the recognition of income taxes receivable for domestic research and development expenses pursuant to the OBBBA and estimated tax payments, partially offset by the tax provision. The decrease in operating lease liabilities was due primarily to rent payments. The increase in accounts payable was due to the growth of our business and the timing of payments to suppliers for Supplier Components.
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
Investing Activities
Our primary investing activities consist of investing in short-term marketable securities, capital expenditures for property and equipment for the expansion of facilities to support our hosting capabilities and growing headcount as well as capital expenditures to develop our software in support of enhancing our platform and related offerings. As our business grows, we expect our capital expenditures to increase, and our other investment activity may increase. Capital expenditures to support our hosting capabilities are also subject to rising prices for data center components, the timing, extent and duration of which cannot be predicted.
In 2025, we used $293 million of cash in investing activities, consisting of $197 million to purchase property and equipment, $79 million of net purchases of short-term investments, $13 million of investments in capitalized software and $4 million for the acquisition of certain assets accounted for as a business combination.
In 2024, we used $158 million of cash in investing activities, consisting of $98 million to purchase property and equipment, $50 million of net purchases of short-term investments and $9 million of investments in capitalized software.
Financing Activities
Our financing activities consist primarily of repurchases of our Class A common stock, proceeds from our stock-based award plans and taxes paid to net settle restricted stock.
In 2025, we used $1.4 billion of cash in financing activities, consisting of $1.4 billion of cash paid for repurchases of Class A common stock and $98 million of taxes paid for restricted stock settlements, partially offset by $43 million of proceeds from the ESPP and $24 million of proceeds from stock option exercises.

In 2024, we used $108 million of cash in financing activities, consisting of $235 million of cash paid for repurchases of Class A common stock and $139 million of taxes paid for restricted stock settlements, partially offset by $216 million of proceeds from stock option exercises and $50 million of proceeds from the ESPP.
Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at December 31, 2025, other than the indemnification agreements described below.
Contractual Obligations and Known Future Cash Requirements
Our principal commitments consist of non-cancelable operating leases for our various office and hosting facilities, and other contractual commitments consisting of obligations primarily for our hosting services, hardware providers and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
	2026	2027 and Thereafter	Total
Operating lease commitments	$90,748	$704,445	$795,193
Other contractual commitments	226,727	39,123	265,850
Total	$317,475	$743,568	$1,061,043
In January 2026, we entered into non-cancelable commitments of $92 million with certain cloud-based hosting and data-related service providers to support our platform and related offerings. These commitments commence in 2026 and expire in 2028.
As of December 31, 2025, our total amount of gross unrecognized tax benefits was $116 million before netting with deferred tax assets for tax credit carryforwards and is considered a long-term obligation. Due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our consolidated financial statements. Accordingly, no material amounts have been recorded at December 31, 2025.

Non-GAAP Financial Measures
In addition to our GAAP results, we consider certain non-GAAP financial measures, including Adjusted EBITDA as described below. Management believes that Adjusted EBITDA allows investors to evaluate the Company’s performance using one of the same key operating measures as used by management and securities analysts.
This Non-GAAP financial measure is supplemental to our GAAP measures, and this non-GAAP financial measure should not be considered in isolation of, as a replacement for or as superior to corresponding, similarly captioned, GAAP measures.
Adjusted EBITDA
We use Adjusted EBITDA to evaluate our financial performance, operational efficiency and profitability and for certain financial and operational decision-making purposes, including annual budgeting and evaluating the effectiveness of business strategies. We define Adjusted EBITDA as net income before depreciation and amortization expense; stock-based compensation expense; interest income, net; and provision for income taxes. Adjusted EBITDA is influenced primarily by fluctuations in our revenue and operating expenses, except for the income and expenses it excludes. Fluctuations impacting revenue and operating expenses are described above in “—Results of Operations”.
We believe Adjusted EBITDA helps identify underlying trends in our business that could be masked by the effect of the income and expenses that it excludes. Adjusted EBITDA is frequently used by investors and securities analysts to measure a company’s operating performance. However, Adjusted EBITDA should not be considered as an alternative to net income, income from operations or any other measure of financial performance calculated and presented in accordance with GAAP. Limitations of Adjusted EBITDA include, for example:
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs or contractual obligations, (2) the potentially dilutive impact of stock-based compensation, which will continue for the foreseeable future and represent recurring expense and a key part of our compensation strategy, (3) interest income earned from cash and cash equivalents and short-term investments or interest expense relating to our Amended Credit Facility or (4) tax payments that may represent a reduction in cash available to us;
•Although depreciation and amortization expense are non-cash expenses, the assets that are depreciated or amortized — such property and equipment and capitalized software development costs — may have to be replaced or expanded in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or expansions; and
•Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table presents a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net income	$443,304	$393,076
Add back (deduct):
Depreciation and amortization expense	115,784	87,490
Stock-based compensation expense	490,627	494,699
Interest income, net	(68,717)	(78,842)
Provision for income taxes	215,451	114,226
Adjusted EBITDA	$1,196,449	$1,010,649

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
From time to time, we may enter into agreements with data suppliers where the purchased data is used to inform and improve our platform, generally at no additional charge to our clients outside of our standard fees. Costs associated with this data (“data-related costs”) are recorded in platform operations expense. We continue to monitor changes in our platform and related offerings to assess whether the related third-party costs of supplier-provided components of value-added services and data should be recognized as reductions to revenue or expenses included in platform operations under the principal versus agent criteria.
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
Determining the fair value of stock options and ESPP awards requires judgment, and the models described above require the input of subjective assumptions such as the estimate of the volatility of the underlying common stock and the derived service period of the CEO Performance Option. For stock options granted in 2024 and thereafter, we determined the expected term of our stock options using historical option exercise behavior after obtaining sufficient historical exercise data. Prior to 2024, we applied the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. This change did not materially impact stock-based compensation expense.
On May 27, 2025, our stockholders approved the 2025 Incentive Award Plan (the “Incentive Award Plan”), an amendment and restatement of the original 2016 Incentive Award Plan (the “2016 Plan”). The changes from the 2016 Plan to the Incentive Award Plan included removing the ten-year plan expiration date and providing other minor technical and administrative updates. Existing stock-based awards granted under the 2016 Plan continue unchanged under the Incentive Award Plan, and the provision for annual increases in shares authorized for grant under the Incentive Award Plan ended on and included January 1, 2026. These changes did not materially impact our financial statements for the year ended December 31, 2025. We do not currently expect the new or modified provisions of the Incentive Award Plan to materially impact our financial statements in the near term.
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
For additional information regarding income taxes and the assumptions used for determining our income tax provision, as well as our related deferred income tax assets and liabilities, and the impact of other tax legislation such as the OBBBA, refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies and Note 11—Income Taxes.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Amended Credit Facility, which accrues interest at a variable rate, and our short-term investments. No amount was owed on our Amended Credit Facility as of December 31, 2025. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of December 31, 2025, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $6 million annually.
Foreign Currency Exchange Rate Risk
We have foreign currency exchange rate risk relating to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen, Indian Rupee, Indonesian Rupiah, Hong Kong Dollar, New Zealand Dollar, South Korean Won and Singapore Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of December 31, 2025, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $47 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
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

Item 8. Financial Statements and Supplementary Data
THE TRADE DESK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Trade Desk, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Trade Desk, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company maintains agreements with each client and supplier in the form of master service agreements, which set out the terms of the relationship and access to the Company’s platform. The Company’s performance obligation is to provide the use of its platform to clients to develop ad campaigns and select the advertising inventory, value-added services and data to support those campaigns. The Company recognizes revenue at a point in time when a transaction is completed, which is when a bid is won and the client’s purchase occurs through the platform. The Company generally reports revenue net of amounts it pays suppliers for the cost of advertising inventory, supplier-provided components of value-added services and data. For the year ended December 31, 2025, the Company’s revenue was $2.9 billion.
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
February 27, 2026
We have served as the Company’s auditor since 2015.

THE TRADE DESK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$658,175	$1,369,463
Short-term investments, net	644,882	552,026
Accounts receivable, net of allowance for credit losses of $12,199 and $11,244 as of December 31, 2025 and 2024, respectively	3,770,194	3,330,343
Prepaid expenses and other current assets	187,753	84,626
TOTAL CURRENT ASSETS	5,261,004	5,336,458
Property and equipment, net	396,819	209,332
Operating lease assets	342,042	263,761
Deferred income taxes	55,700	230,214
Other assets, non-current	97,655	72,186
TOTAL ASSETS	$6,153,220	$6,111,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$3,007,651	$2,631,213
Accrued expenses and other current liabilities	181,991	177,760
Operating lease liabilities	76,355	64,492
TOTAL CURRENT LIABILITIES	3,265,997	2,873,465
Operating lease liabilities, non-current	359,975	247,723
Other liabilities, non-current	42,857	41,618
TOTAL LIABILITIES	3,668,829	3,162,806
Commitments and contingencies (Note 13)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 432,814 and 452,182 shares issued and outstanding as of December 31, 2025 and 2024, respectively Class B, 95,000 shares authorized; 43,109 and 43,919 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	3,075,303	2,594,896
Retained earnings (accumulated deficit)	(590,912)	354,249
TOTAL STOCKHOLDERS’ EQUITY	2,484,391	2,949,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,153,220	$6,111,951
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,896,284	$2,444,831	$1,946,120
Operating expenses:
Platform operations	619,067	472,012	365,598
Sales and marketing	644,300	546,517	447,970
Technology and development	525,141	463,319	411,794
General and administrative	518,455	535,816	520,278
Total operating expenses	2,306,963	2,017,664	1,745,640
Income from operations	589,321	427,167	200,480
Other expense (income):
Interest income, net	(68,717)	(78,842)	(68,508)
Foreign currency exchange loss (gain), net	(717)	(1,293)	993
Total other income, net	(69,434)	(80,135)	(67,515)
Income before income taxes	658,755	507,302	267,995
Provision for income taxes	215,451	114,226	89,055
Net income	$443,304	$393,076	$178,940
Earnings per share:
Basic	$0.91	$0.80	$0.37
Diluted	$0.90	$0.78	$0.36
Weighted-average shares outstanding:
Basic	488,278	490,879	489,261
Diluted	493,551	501,924	500,182
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class A and B Common Stock (1)		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	490,468	$—	$1,449,825	$665,514	$2,115,339
Exercise of common stock options	5,232	—	60,525	—	60,525
Issuance of common stock under employee stock purchase plan	886	—	38,482	—	38,482
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	2,450	—	(78,516)	—	(78,516)
Repurchases of Class A common stock	(10,120)	—	—	(647,500)	(647,500)
Stock-based compensation	—	—	496,949	—	496,949
Net income	—	—	—	178,940	178,940
Balance as of December 31, 2023	488,916	—	1,967,265	196,954	2,164,219
Exercise of common stock options	5,768	—	218,410	—	218,410
Issuance of common stock under employee stock purchase plan	1,118	—	47,994	—	47,994
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	2,804	—	(139,095)	—	(139,095)
Repurchases of Class A common stock	(2,505)	—	—	(235,781)	(235,781)
Stock-based compensation	—	—	500,322	—	500,322
Net income	—	—	—	393,076	393,076
Balance as of December 31, 2024	496,101	—	2,594,896	354,249	2,949,145
Exercise of common stock options	1,501	—	24,413	—	24,413
Issuance of common stock under employee stock purchase plan	919	—	44,966	—	44,966
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	3,494	—	(97,654)	—	(97,654)
Issuance of common stock relating to business acquisition	127	—	10,299	—	10,299
Repurchases of Class A common stock	(26,219)	—	—	(1,388,465)	(1,388,465)
Stock-based compensation	—	—	498,383	—	498,383
Net income	—	—	—	443,304	443,304
Balance as of December 31, 2025	475,923	$—	$3,075,303	$(590,912)	$2,484,391
____________

(1)	Refer to Note 9—Capitalization for discussion of the Company’s two classes of common stock.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$443,304	$393,076	$178,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	115,784	87,490	80,418
Stock-based compensation expense	490,627	494,699	491,621
Deferred income taxes	167,690	(76,903)	(61,597)
Noncash lease expense	69,682	57,403	48,955
Other	(19,237)	(7,028)	(17,419)
Changes in operating assets and liabilities:
Accounts receivable	(432,718)	(474,227)	(554,012)
Prepaid expenses and other current and non-current assets	(76,586)	(38,783)	(26,815)
Accounts payable	291,073	298,919	475,463
Accrued expenses and other current and non-current liabilities	6,926	46,564	35,681
Operating lease liabilities	(63,824)	(41,754)	(52,913)
Net cash provided by operating activities	992,721	739,456	598,322
INVESTING ACTIVITIES:
Purchases of investments	(954,273)	(679,539)	(608,379)
Maturities of investments	875,754	629,088	555,806
Purchases of property and equipment	(197,011)	(98,238)	(46,790)
Capitalized software development costs	(12,752)	(8,824)	(8,230)
Business acquisition	(4,350)	—	—
Net cash used in investing activities	(292,632)	(157,513)	(107,593)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(1,380,422)	(234,784)	(646,597)
Proceeds from exercise of stock options	23,818	216,281	60,525
Proceeds from employee stock purchase plan	42,881	49,989	38,482
Taxes paid relating to net settlement of restricted stock	(97,654)	(139,095)	(78,516)
Net cash used in financing activities	(1,411,377)	(107,609)	(626,106)
Increase (decrease) in cash and cash equivalents	(711,288)	474,334	(135,377)
Cash and cash equivalents—Beginning of year	1,369,463	895,129	1,030,506
Cash and cash equivalents—End of year	$658,175	$1,369,463	$895,129
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds (1)	$150,114	$158,579	$151,899
Cash paid for interest	$993	$986	$967
Cash paid for operating lease liabilities	$79,362	$68,378	$63,256
Operating lease assets obtained in exchange for operating lease liabilities	$150,272	$132,050	$27,237
Capitalized assets financed by accounts payable	$104,495	$20,508	$4,684
Assets acquired in a business combination, included in other assets, non-current, in exchange for Class A common stock	$10,299	$—	$—
Tenant improvements paid by lessor	$10,608	$6,869	$—
Stock-based compensation included in capitalized software development costs	$7,756	$5,623	$5,328
Repurchases of Class A common stock in accrued expenses and other current liabilities	$9,943	$1,900	$903
____________

(1)	Refer to Note 11—Income Taxes for disaggregation of income taxes paid, net of refunds, by jurisdiction.
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
Certain prior year amounts in the consolidated statements of cash flows have been reclassified to conform to the current year presentation. These reclassifications relate to the aggregation of the provision for expected credit losses on accounts receivable presented separately in the prior year consolidated statements of cash flows that are considered immaterial. The reclassifications had no impact to cash flows from operating, investing or financing activities.
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
Management regularly evaluates its estimates, primarily those relating to: (1) income taxes, including the realizability of deferred tax assets and the recognition of valuation allowances, (2) assumptions used in the option pricing models to determine the fair value of stock-based compensation, (3) operating lease assets and liabilities, including the incremental borrowing rate and terms and provisions of each lease, (4) allowances for credit losses, (5) the recognition and disclosure of contingent liabilities, (6) the useful lives of long-lived assets and (7) the fair values and recoverable amounts of long-lived assets and any potential impairments. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
As of December 31, 2025, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors, such as changes in interest rates, foreign currency exchange rates, trade policies and practices, inflation, supply chain disruptions and economic growth continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.
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
Refer to Note 12 — Segment and Geographic Information for geographic information related to revenue.
Operating Expenses
The Company classifies its operating expenses into the following four categories and allocates overhead such as information technology infrastructure, rent, office support and occupancy charges based on headcount for these categories:
Platform Operations. Platform operations expense consists of expenses related to hosting the Company’s platform, which includes “internet traffic” associated with the viewing of available impressions or QPS and computing power to enable technical features and functionality such as AI, purchasing data used to inform and improve the platform and providing support to clients. Platform operations expense includes hosting costs, including depreciation relating to data center computing and networking equipment, personnel costs, data-related costs and amortization of capitalized software costs for platform development. Personnel costs include salaries, stock-based compensation, employee benefit costs, commission costs, bonuses and travel for personnel who support the platform and provide clients with platform support. The Company capitalizes certain costs associated with platform development in other assets, non-current on its consolidated balance sheet and amortizes these costs into platform operations expense over their estimated useful lives.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs, commission costs and travel, for the Company’s sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, marketing events, advertising and promotional and other marketing activities. Commissions costs are expensed as incurred as their recognition period is less than one year.
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
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock awards and units (collectively, “restricted stock”) and awards granted under the Company’s amended and restated 2024 employee stock purchase plan (the “ESPP”) is measured and recognized in the consolidated financial statements based on the fair value of the awards granted.
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
Expected Term. For stock options granted in 2024 and thereafter, the Company determined its expected term from the Company’s historical option exercise behavior. Prior to 2024, there was insufficient historical data relating to stock option exercises, and the Company applied the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The change in the expected term estimate methodology for stock options, upon obtaining sufficient historical exercise data, did not materially impact stock-based compensation expense. For ESPP awards, the expected term is the time period from the grant date to the respective purchase dates included within each offering period.
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
Cash equivalents and marketable securities are carried at fair value. Realized gains and losses are recognized in other expense (income) on the consolidated statement of operations. Unrealized gains and losses, net of taxes, are included in stockholders' equity. The Company uses Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (“ASC”) 326 or “CECL”), to assess the investment portfolio for impairment at the individual security level and evaluates all securities in an unrealized loss position to determine if the impairment is credit related (resulting in realized credit loss, recorded in earnings) or non-credit related (resulting in an unrealized loss, recorded in stockholders' equity). The Company has not recorded any impairment charges for unrealized losses in the periods presented. Credit losses recorded in the statements of operations for the years ended 2025, 2024 and 2023 were not material.
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
For the years ended December 31, 2025 and 2024, the Company’s assessment considered business and market disruptions caused by macroeconomic factors, such as changes in interest rates, foreign currency exchange rates, trade policies and practices, inflation, supply chain disruptions, economic growth and estimates of credit defaults by industry. The Company continues to monitor the financial implications of these macroeconomic factors on expected credit losses by reviewing the allowance for credit losses on a quarterly basis. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.
The following table presents changes in the accounts receivable allowance for credit losses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$11,244	$12,826	$10,477
Add: provision for expected credit losses	1,487	853	2,960
Less: write-offs, net of recoveries	(532)	(2,435)	(611)
Ending balance	$12,199	$11,244	$12,826

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
Cloud Computing Arrangements
Cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. The Company capitalized certain implementation costs for its CCAs that are service contracts, which are included in other assets, non-current. The Company amortizes capitalized implementation costs in a CCA using a straight-line method over the life of the service contract. The Company capitalized $1 million of CCA implementation costs in 2025 and $2 million of CCA implementation costs in 2024. CCA implementation costs had a gross capitalized value of $15 million and $14 million as of December 31, 2025 and 2024, respectively, and accumulated amortization of $11 million and $9 million as of December 31, 2025 and 2024, respectively. Amortization expense was $2 million, $3 million and $2 million for 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023 there were no material impairment charges to CCA implementation costs.

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
If all of the Company’s individual client contractual relationships were aggregated at the holding company level, two holding companies would each represent more than 10% of Gross Billings in 2025, and one holding company would represent more than 10% of Gross Billings in 2024 and 2023. In 2025, two holding companies accounted for 30% of Gross Billings. In 2024, one holding company accounted for 14% of Gross Billings. In 2023, one holding company accounted for 12% of Gross Billings. The Company generally does not have contractual relationships with holding companies. Rather, in most cases, the Company enters into separate contracts and billing relationships with various of their individual agencies and account for those agencies as separate clients.
As of December 31, 2025, two clients each accounted for at least 10%, and collectively accounted for 30%, of consolidated accounts receivable. As of December 31, 2024, three clients each accounted for at least 10%, and collectively accounted for 42%, of consolidated accounts receivable.
As of December 31, 2025, two suppliers each accounted for at least 10%, and collectively accounted for 34%, of consolidated accounts payable. As of December 31, 2024, two suppliers each accounted for at least 10% and collectively accounted for 36% of consolidated accounts payable.
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
The Company enters into forward contracts to hedge foreign currency exposures related primarily to the Company’s foreign currency denominated accounts receivable. The Company does not designate the foreign exchange forward contracts as hedges for accounting purposes and changes in the fair value of the foreign exchange forward contracts are recorded in foreign currency exchange loss (gain), net in the accompanying consolidated statements of operations. Cash flows at settlement of such foreign exchange forward contracts are classified as operating activities in the consolidated statements of cash flows. The Company’s forward contracts generally have terms of 15-30 days. As of December 31, 2025, and 2024, the Company had open forward contracts with aggregate notional amounts of $382 million and $272 million, respectively. The fair value of the open forward contracts was not material.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information and consistent categories in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The new disclosures required by this guidance were adopted on a retrospective basis and included in Note 11 - Income Taxes.
Recent Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard amends ASC 326-20 to provide an optional practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606. The guidance will be effective on a prospective basis for annual periods, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. The Company does not expect the provisions of ASU 2025-05 to have a material impact on its financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard clarifies and modernizes the accounting for costs related to internal-use software. It removes references to software development project stages and clarifies certain requirements for recognition and disclosure of capitalized software development costs and capitalized implementation costs for cloud computing arrangements. The guidance will be effective for annual periods, including interim reporting periods therein, beginning after December 15, 2027, with early adoption permitted. The guidance may be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.
Note 3—Earnings Per Share
The Company has two classes of common stock, Class A and Class B. Basic and diluted earnings per share (“EPS”) attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.
The computation of basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$443,304	$393,076	$178,940
Denominator:
Weighted-average shares outstanding—basic	488,278	490,879	489,261
Effect of dilutive securities	5,273	11,045	10,921
Weighted-average shares outstanding—diluted	493,551	501,924	500,182
Basic earnings per share	$0.91	$0.80	$0.37
Diluted earnings per share	$0.90	$0.78	$0.36
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	22,742	284	5,580

Note 4—Property and Equipment, Net
Major classes of property and equipment were as follows (in thousands):

	As of December 31,
	2025	2024
Computer and networking equipment	$284,056	$189,821
Purchased software	6,332	14,016
Furniture and fixtures	36,809	29,551
Construction in progress (1)	117,857	34,537
Leasehold improvements	213,978	156,423
Property and equipment, gross	659,032	424,348
Less: Accumulated depreciation	(262,213)	(215,016)
Property and equipment, net	$396,819	$209,332
____________

(1)	Includes leasehold improvement projects that are not yet ready for intended use.
Depreciation expense for years ended December 31, 2025, 2024 and 2023 was $96 million, $67 million and $62 million, respectively. For the years ended December 31, 2025, 2024 and 2023 there were no material impairment charges to property and equipment.
Note 5—Capitalized Software Development Costs
Capitalized software development costs, included in other assets, non-current, were as follows (in thousands):

	As of December 31,
	2025	2024
Capitalized software development costs, gross	$34,513	$26,834
Less: Accumulated amortization	(14,584)	(12,213)
Capitalized software development costs, net	$19,929	$14,621
Amortization expense was $15 million, $16 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023 there were no material impairment charges to capitalized software development costs.
Note 6—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of December 31, 2025
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$240,916	$—	$240,916
Level 1:
Money market funds	306,658	—	306,658
Level 2:
Commercial paper	83,180	133,222	216,402
Corporate debt securities	—	358,919	358,919
U.S. government and agency securities	27,421	152,741	180,162
Total	$658,175	$644,882	$1,303,057

	As of December 31, 2024
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$218,448	$—	$218,448
Level 1:
Money market funds	1,031,413	—	1,031,413
Level 2:
Commercial paper	101,163	129,879	231,042
Corporate debt securities	3,498	281,775	285,273
U.S. government and agency securities	14,941	140,372	155,313
Total	$1,369,463	$552,026	$1,921,489
The Company’s gross unrealized gains and losses from its short-term investments, recorded at fair value, for the years ended December 31, 2025, 2024 and 2023 were immaterial.
The contractual maturities of the Company’s short-term investments are as follows (in thousands):

December 31, 2025
Due in one year	$573,132
Due in one to two years	71,750
Total	$644,882
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
As of December 31, 2025, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of December 31, 2025, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.

The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of December 31, 2025, the Company was in compliance with all covenants.
Note 8—Leases
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$70,574	$56,787	$48,866
Short-term lease cost	2,851	2,231	1,898
Variable lease cost	20,975	16,414	12,901
Sublease income	—	(42)	(2,208)
Total lease cost	$94,400	$75,390	$61,457
Supplemental information related to leases were as follows:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term	5.5 years	4.9 years
Weighted-average discount rate	4.8%	4.3%
Maturities of lease commitments as of December 31, 2025, were as follows (in thousands):

Year	Amount
2026	$90,748
2027	85,097
2028	127,868
2029	118,976
2030	103,821
Thereafter	268,683
Total undiscounted lease commitments	795,193
Less: commitments for leases not yet commenced	(290,979)
Less: interest	(67,884)
Present value of lease liabilities	436,330
Less: operating lease liabilities, current	(76,355)
Operating lease liabilities, non-current	$359,975
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
As of December 31, 2024, $464 million remained available and authorized for repurchases. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount for future repurchases to $1 billion. In October 2025, an additional $500 million was authorized under this program after the previous authorization was used. During the year ended December 31, 2025, the Company repurchased and subsequently retired 26.2 million shares of its Class A common stock for an aggregate repurchase amount of $1.4 billion. The aggregate repurchase amount for the year ended December 31, 2025, included $10 million relating to the 1% excise tax on share repurchases, net of share issuances, from the Inflation Reduction Act of 2022 (“IRA”). As of December 31, 2025, $150 million remained available and authorized for repurchases. Activity under the share repurchase program was recognized in the consolidated financial statements on a trade-date basis.
Note 10—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Platform operations	$34,480	$29,310	$21,048
Sales and marketing	112,509	99,135	75,924
Technology and development	163,350	138,393	120,823
General and administrative	180,288	227,861	273,826
Total	$490,627	$494,699	$491,621
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
For the years ended December 31, 2025, 2024 and 2023, the Company recognized tax benefits on total stock-based compensation expense, which are reflected in the provision for income taxes in the consolidated statements of operations, of $9 million, $73 million and $53 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the tax benefit realized related to restricted stock vested and stock options exercised during the period was $64 million, $129 million and $91 million, respectively.

Stock-Based Award Plans
The Company is authorized to issue stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based and cash-based awards under its 2025 Incentive Award Plan (the “Incentive Award Plan”), an amendment and restatement of the 2016 Incentive Award Plan (the “2016 Plan”). The changes from the 2016 Plan to the Incentive Award Plan included removing the ten-year plan expiration date and providing other minor technical and administrative updates. Existing stock-based awards granted under the 2016 Plan continue unchanged under the Incentive Award Plan. These changes did not materially impact the Company’s financial statements for the year ended December 31, 2025.
As of December 31, 2025, 106.8 million shares remained available for grant under the Company’s Incentive Award Plan. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 4% of the common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the board of directors. On January 1, 2026, the number of shares authorized for grant under the Company’s Incentive Award Plan was increased by 19.0 million shares in accordance with plan provisions. This annual increase in shares authorized for grant under the Incentive Award Plan ended after the increase on January 1, 2026. The Incentive Award Plan will continue without an expiration date until terminated by the plan administrator.
Stock Options, Excluding the CEO Performance Option
Stock options granted under the Company’s stock incentive plans generally vest over four years, subject to the holder’s continued service through the vesting date and expire no later than 10 years from the date of grant.
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	9,813	$43.31
Granted	4,583	52.11
Exercised	(1,501)	16.11
Expired/Forfeited	(1,686)	66.30
Outstanding as of December 31, 2025	11,209	$47.09	6.2	$85,680
Exercisable as of December 31, 2025	6,394	$38.41	4.2	$85,654
The fair value of options on the date of grant was estimated based on the Black-Scholes option pricing model. The weighted-average assumptions used to value options granted to employees for the periods presented were as follows:

	Year Ended December 31,
	2025	2024	2023
Expected term (years)	4.0	4.0	6.0
Expected volatility	64.6%	58.5%	64.4%
Risk-free interest rate	3.91%	4.70%	3.71%
Estimated dividend yield	—%	—%	—%
The weighted-average grant date fair value per share of stock options granted for the years ended December 31, 2025, 2024 and 2023 and were $26.94, $40.82 and $38.69, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 were $85 million, $333 million and $276 million, respectively.
Stock-based compensation expense related to stock options was $70 million, $62 million and $58 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the Company had unrecognized stock-based compensation relating to stock options of approximately $143 million, which is expected to be recognized over a weighted-average period of 3.0 years.

CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the Company’s 2016 Plan. If specified target goals for the per share price of the Company’s Class A common stock (ranging from $90.00 to $340.00 per share) and certain other vesting conditions are satisfied, including the CEO’s continued service, the CEO may purchase up to a target amount of 16 million shares of Class A common stock, subject to adjustment as discussed in the following sentence, to be earned in eight equal tranches over a maximum term of 10 years. These target shares are subject to decrease or increase by up to 20% for each tranche based on the relative total shareholder return (“TSR”) of the Company’s Class A common stock as compared to the TSR of the Nasdaq-100 Index at each vesting tranche, for a maximum of 19.2 million shares. The CEO Performance Option has an exercise price of $68.29 per share and a grant-date fair value of approximately $819 million, which is expected to be expensed on a graded-vesting basis over a derived service period of approximately five years but may be accelerated if the vesting criteria are met prior to the estimated performance period.
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

At December 31, 2024, there were 17.8 million share options outstanding under the CEO Performance Option. There were no options under the CEO Performance Option exercised, granted, expired or forfeited during the year ended December 31, 2025. At December 31, 2025, there were 17.8 million share options outstanding under the CEO Performance Option, with no aggregate intrinsic value and a weighted-average contractual life of 5.8 years. At December 31, 2025, there were 3.4 million share options exercisable under the CEO Performance Option with no aggregate intrinsic value and a weighted-average contractual life of 5.8 years. The total intrinsic value of options exercised under the CEO Performance Option during the year ended December 31, 2024, was $71 million. There were no options under the CEO Performance Option exercised during the year ended December 31, 2023.
On November 8, 2024, the second tranche of the CEO Performance Option vested upon certification by the Company’s board of directors, resulting in 2.4 million of additional exercisable options. The vesting of the second tranche did not result in any acceleration of stock-based compensation expense as the tranche’s expense had been fully recognized. Stock-based compensation expense of $67 million, $128 million and $198 million for the CEO Performance Option was recorded as a component of general and administrative expense during the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the Company had unrecognized stock-based compensation relating to the CEO Performance Option of $5 million that is expected to be recognized over a weighted-average period of 0.2 years, assuming no acceleration of vesting.
Restricted Stock
Restricted stock awards generally vest over four years, subject to the holder’s continued service through the vesting date. The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	10,197	$73.62
Granted	7,931	54.26
Vested	(4,676)	68.28
Forfeited	(1,844)	66.77
Unvested as of December 31, 2025	11,608	$63.63
Stock-based compensation expense related to restricted stock was $316 million, $270 million and $212 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $677 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Employee Stock Purchase Plan
In September 2016, the Company established an employee stock purchase plan with 8.0 million shares of Class A common stock available for issuance. On May 28, 2024, the Company’s ESPP was approved, which was an amendment and restatement of the 2016 employee stock purchase plan. As of December 31, 2025, 21.2 million shares remained available for grant under the ESPP. The number of shares authorized for grant is subject to increase each year on January 1, equal to the lesser of (a) 8.0 million shares, (b) 1% of the Class A common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (c) such smaller number of shares as determined by the Company’s board of directors. On January 1, 2026, the number of shares available for issuance under the Company’s ESPP increased by 4.3 million shares in accordance with plan provisions. This annual increase in shares authorized for grant under the ESPP ended after the increase on January 1, 2026. The ESPP will continue without an expiration date until terminated by the plan administrator.
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
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term (years)	1.1	0.6	0.9
Expected volatility	70.1%	44.0%	60.3%
Risk-free interest rate	3.75%	4.66%	4.95%
Estimated dividend yield	—%	—%	—%
The ESPP has a six-month holding period with respect to the sale or transfer of common stock purchased. Due to the holding period, the Company applies a discount to reflect the non-transferability of the shares. Stock-based compensation expense related to the ESPP was $38 million, $35 million and $24 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $18 million, which is expected to be recognized over a weighted-average period of 1.1 years.
Note 11—Income Taxes
The following are the domestic and foreign components of the Company’s income before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$677,722	$579,338	$328,853
Foreign	(18,967)	(72,036)	(60,858)
Income before income taxes	$658,755	$507,302	$267,995
The following are the components of the provision for income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$11,117	$147,802	$120,049
State and local	22,740	33,019	24,827
Foreign	8,886	8,770	5,000
Total current provision	42,743	189,591	149,876
Deferred:
Federal	160,917	(57,454)	(51,822)
State and local	15,280	(14,853)	(7,842)
Foreign	(3,489)	(3,058)	(1,157)
Total deferred provision	172,708	(75,365)	(60,821)
Total provision for income taxes	$215,451	$114,226	$89,055

A reconciliation of the statutory tax rate to the effective tax rate for the periods presented is as follows:

	Year Ended December 31,
	2025		2024		2023
	(in thousands)	%	(in thousands)	%	(in thousands)	%
United States federal statutory income tax rate	$138,339	21.0%	$106,533	21.0%	$56,279	21.0%
State and local income taxes, net of federal income tax effects (1)	30,224	4.6	14,355	2.8	13,579	5.1
Foreign tax effects
United Kingdom
Statutory tax rate difference between the United Kingdom and United States	(1,380)	(0.2)	(3,518)	(0.7)	(2,926)	(1.1)
Stock-based awards (2)	(9,075)	(1.4)	(19,808)	(3.9)	(15,132)	(5.6)
Other	(2,244)	(0.3)	(978)	(0.2)	(792)	(0.3)
Changes in valuation allowances (3)	16,784	2.6	42,776	8.4	34,210	12.7
Other foreign jurisdictions	2,136	0.3	2,368	0.5	1,263	0.5
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws	(515)	(0.1)	9	0.0	(528)	(0.2)
Tax credits
Research and development tax credits	(17,781)	(2.7)	(30,038)	(5.9)	(23,918)	(8.9)
Other	33	0.0	—	—	—	—
Changes in valuation allowances	—	—	—	—	—	—
Nontaxable or nondeductible items
Stock-based awards (2)	47,008	7.1	(4,462)	(0.9)	22,408	8.4
Other	7,130	1.1	5,228	1.0	4,270	1.5
Changes in unrecognized tax benefits	4,792	0.7	1,761	0.4	342	0.1
Other adjustments	—	—	—	—	—	—
Effective income tax rate	$215,451	32.7%	$114,226	22.5%	$89,055	33.2%
____________

(1)
For the years ended December 31, 2025, state and local taxes in California, New York, New York City and Illinois made up the majority (greater than 50 percent) of the tax effect in this category. For the years ended December 31, 2024 and 2023, state and local taxes in New York, New York City and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

(2)	Reconciling items for stock-based awards include nondeductible stock-based compensation and benefits or detriments from stock-based awards.
(3)	See discussion below regarding the valuation allowance associated with the United Kingdom (“U.K.”).
Certain percentages may not foot due to rounding.

Set forth below are income taxes paid, net of refunds (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States - Federal	$98,724	$134,717	$125,600
United States - State - California*	9,361	*	*
United States - Other State and Local	29,740	18,027	23,286
Foreign	12,289	5,835	3,013
Total income taxes paid, net of refunds	$150,114	$158,579	$151,899
___________

*
Income taxes paid, net of refunds, for California do not meet the disaggregation threshold in years 2024 and 2023. Such amounts are not presented as comparative disclosures because such disclosures are not required.

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities (in thousands):

	As of December 31,
	2025	2024
Reserves and allowances	$5,971	$5,931
Accrued expenses	13,318	13,761
Net operating losses	321,226	292,022
Research and development tax credit	27,762	22,948
Stock-based compensation	33,483	23,431
Prepaid expenses	(1,472)	(1,167)
Property and equipment	(47,327)	(27,171)
Intangibles (1)	139,822	161,060
Capitalized software development costs	6,836	181,862
Operating lease assets	(79,563)	(57,846)
Operating lease liabilities	102,815	69,493
Other	8,218	4,495
Valuation allowance	(475,389)	(458,605)
Total deferred tax assets, net	$55,700	$230,214
____________

(1)	As of December 31, 2025 and 2024, includes intangibles associated with international restructuring, net of amortization, offset by a reserve for uncertain tax position. See discussion below.
Realization of the Company’s deferred tax assets is dependent primarily on the generation of future taxable income. As of each reporting date, the Company’s management considers historical, as well as future, projected taxable income along with other objectively verifiable evidence, both positive and negative. Objectively verifiable evidence includes the realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards during the year. During 2025, management recorded an additional $17 million to maintain a full valuation allowance against its U.K. net deferred tax assets, based on the history of cumulative losses and the conclusion that future taxable income may not be available for the utilization of the deferred tax assets for U.K. income tax purposes. The Company expects to maintain this valuation allowance for the near term, until it becomes more likely than not that the benefit of these U.K. deferred tax assets will be realized by way of expected future taxable income. To the extent sufficient positive evidence becomes available, the Company may release all or a portion of its valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and may result in a material income tax benefit for the period in which such release is recorded.
As of December 31, 2025, for tax return purposes, the Company had federal, state and foreign net operating loss carryforwards of approximately $0.4 million, $10 million and $1.4 billion, respectively. The federal, state and foreign net operating loss carryforwards are subject to limitations under applicable tax law. State net operating loss carryforwards have varied expiration years beginning in 2032. Federal and foreign net operating losses carry forward indefinitely.
As of December 31, 2025, for tax return purposes, the Company had federal, state and foreign research and development tax credits of approximately $7 million, $38 million and $5 million, respectively, which can be carried forward as prescribed under applicable tax law. Federal and state tax credits will expire at various dates beginning in 2045 and 2035, respectively, unless utilized. Foreign research and development tax credits carry forward indefinitely.
As of December 31, 2025, the Company has not recorded a deferred tax liability for unremitted foreign earnings as the Company’s intention is to indefinitely reinvest these earnings outside the United States. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both state income taxes and withholding taxes payable to various foreign countries. The amounts of such tax liabilities that might be payable upon repatriation of foreign earnings are not material.
As of December 31, 2025, the Company had gross unrecognized tax benefits of approximately $116 million, $83 million of which is a reduction to deferred tax assets and the remaining $33 million which would affect the Company’s effective tax rate if recognized. As of December 31, 2024, the Company had gross unrecognized tax benefits of approximately $107 million, $73 million of which is a reduction to deferred tax assets and the remaining $34 million which would affect the Company’s effective tax rate if recognized.
The following table presents changes in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$106,989	$97,703	$90,932
Increases related to prior year tax positions	3,158	881	229
Decreases related to prior year tax positions	(504)	—	—
Increases related to current year tax positions	5,923	8,405	6,601
Settlements	—	—	(59)
Expiration of statute of limitations	—	—	—
Ending balance	$115,566	$106,989	$97,703
Interest and penalties related to the Company’s unrecognized tax benefits accrued as of December 31, 2025 were not material.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the Internal Revenue Service for the years ended December 31, 2015, 2016, 2017, 2018, 2019 and 2020. The Company is also currently under examination by various state and foreign jurisdictions.
The Company remains subject to examination for its federal and state tax returns for the periods 2015 through 2024, and 2020 through 2024, respectively. The majority of the Company’s foreign subsidiaries remain subject to examination by local taxing authorities for 2019 and subsequent years.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. This legislation did not impact the Company’s provision for income taxes or effective tax rate in 2025. The Company continues to monitor for evolving tax legislation in the individual jurisdictions in which it operates and for changes to its operations that could be impacted by legislation.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”), which changes or makes permanent certain tax laws for corporations, including provisions relating to domestic research and development costs, bonus depreciation and foreign derived intangible income. The primary impact to the Company is the option to immediately deduct research and development costs paid or incurred after December 31, 2024, for income tax purposes. In addition, the OBBBA allows for the accelerated deduction of any remaining unamortized domestic research and development costs over a one-year or two-year period beginning after December 31, 2024, at the Company’s election. As a result, during the year ended December 31, 2025, the Company recognized $175 million relating to domestic research and development costs as income taxes receivable, presented in prepaid expenses and other current assets, with a corresponding reduction in deferred tax assets. The Company continues to monitor for changes in its operations that could be impacted by the legislation.
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

	Year Ended December 31,
	2025	2024	2023
Interest expense	$1,790	$1,514	$1,656
Interest income	(70,507)	(80,356)	(70,164)
Interest income, net	$(68,717)	$(78,842)	$(68,508)
Revenue presented by principal geographic area, based on the address of the clients or client affiliates, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$2,476,683	$2,133,502	$1,696,911
International	419,601	311,329	249,209
Total	$2,896,284	$2,444,831	$1,946,120
Amounts presented by principal geographic area for the years ended December 31, 2024 and 2023 have been recast to reflect current-year presentation based on revenue. Supplier Components included as a reduction to revenue but not directly recorded to a geographic area were attributed based on the Gross Billings in the geographic area.

Property and equipment, net and operating lease assets presented by principal geographic area, were as follows (in thousands):

	As of December 31,
	2025	2024
United States	$652,276	$366,188
International	86,585	106,905
Total	$738,861	$473,093
Note 13—Commitments and Contingencies
As of December 31, 2025, the Company had non-cancelable operating lease commitments for office and hosting space that were recorded as operating lease liabilities on the consolidated balance sheets. Refer to Note 8—Leases for additional information regarding lease commitments.
As of December 31, 2025, the Company had non-cancelable commitments primarily for its hosting services, hardware providers and providers of software as a service. As of December 31, 2025, these purchase obligations were as follows (in thousands):

Year	Amount
2026	$226,727
2027	34,181
2028	4,942
2029	—
2030	—
$265,850
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon the Company to provide indemnification under such agreements, but there are no claims of which the Company is aware that could have a material effect on the Company’s consolidated balance sheets, statements of operations or statements of cash flows. Accordingly, no material amounts have been recorded as of December 31, 2025 and 2024.
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
Litigation
From time to time, the Company is subject to various legal proceedings, litigation and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings, litigation and claims cannot be predicted with certainty, management does not believe it is probable that any of these proceedings or other claims will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Litigation Related to 2021 CEO Performance Option
On May 27, 2022, a stockholder filed a derivative lawsuit captioned Huizenga v. Green, No. 2022-0461, asserting claims on behalf of the Company against certain members of the Company’s board of directors in the Court of Chancery of the State of Delaware. On June 27, 2022, a second derivative lawsuit captioned Pfeiffer v. Green, No. 2022-0560, was filed in the Court of Chancery of the State of Delaware alleging substantially similar claims. Those lawsuits were consolidated on August 18, 2022, and a lead plaintiff was appointed on October 7, 2022. The two complaints alleged generally that the defendants breached their fiduciary duties to the Company and its stockholders in connection with the negotiation and approval of the CEO Performance Option. The plaintiffs sought a court order rescinding the CEO Performance Option and monetary damages. On November 10, 2022, the plaintiffs filed a consolidated complaint, and on January 12, 2023, the defendants moved to dismiss the consolidated complaint. On February 14, 2025, the court granted the motions to dismiss under Court of Chancery Rule 23.1 in their entirety and with prejudice, finding that the plaintiffs did not allege facts sufficient to infer that at least half of the Company’s board of directors received a material benefit from the CEO Performance Option, lacked independence from Mr. Green, or faced a “substantial likelihood of liability” from having approved the CEO Performance Option. The plaintiffs filed a notice of appeal of the Court of Chancery’s decision. The parties completed briefing the appeal on June 13, 2025, and the Delaware Supreme Court heard oral argument on October 22, 2025. On November 5, 2025, the Delaware Supreme Court issued an order affirming the lower court ruling dismissing the action with prejudice.
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
On April 24, 2025, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion and the Company’s dual class capital structure, among other things, pursuant to 8 Del. C. § 220. Richard Scarantino v. The Trade Desk, Inc., No 2025-0442 (Del. Ch.) (the “Scarantino Action”). The case was referred to a Magistrate in Chancery for trial, and a trial was held on July 16, 2025. On July 31, 2025, the Magistrate in Chancery issued a final report, in which she found that the stockholder plaintiff could receive certain limited requested board materials. The stockholder plaintiff filed exceptions to the Magistrate’s final report, and briefing on plaintiff’s exceptions was completed on September 26, 2025. On December 5, 2025, the Vice Chancellor issued an order denying plaintiff's exceptions and affirming the Magistrate’s final ruling. On January 2, 2026, plaintiff filed a notice of appeal of the Vice Chancellor’s December 5, 2025, order to the Delaware Supreme Court. The appeal remains pending.

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
On October 24, 2025, the Court granted a joint stipulation filed by the Company and plaintiffs Cara Gardner and Ahmed Ibrahim to consolidate the Nevada derivative complaints and stay the actions until resolution of the motion to dismiss the Consolidated Action. The plaintiffs may file a consolidated complaint or designate an operative complaint, but defendants are under no obligation to respond during the pendency of the stay.
Litigation Related to the Company’s Platform and Related Offerings
On March 28, 2025, two complaints alleging various wiretapping and privacy tort theories were filed against the Company in the United States District Court, Northern District of California, captioned Michie & Dryer v. The Trade Desk, Inc., No. 3:25-cv-2889 (N.D. Cal.) and Hernandez-Mendoza v. The Trade Desk, Inc., No. 4:25-cv-02923 (N.D. Cal.). A third complaint advancing similar allegations, captioned Turner v. The Trade Desk, Inc., No. 3:25-cv-03136 (N.D. Cal.), was originally filed on March 31, 2025 in the United States District Court, Central District of California, but was voluntarily dismissed and refiled on April 7, 2025 in the United States District Court, Northern District of California. On June 18, 2025, the Court consolidated all three actions and recaptioned the consolidated action “In re The Trade Desk, Inc. Data Privacy Litigation” (No. 3:25-cv-2889), and appointed Lieff Cabraser Heimann & Bernstein, LLP as Interim Lead Counsel, with a Plaintiffs’ Executive Committee consisting of Simmons Hanly Conroy LLP, Lowey Dannenberg, P.C. and Bursor & Fisher, P.A. The complaints have now been consolidated into a single consolidated amended complaint, filed July 18, 2025. Plaintiffs seek class certification, unspecified damages, attorneys’ fees and various other forms of relief.
On December 18, 2025, the Court denied the Company’s motion to dismiss the consolidated amended complaint, except as to plaintiffs’ claim for declaratory relief, which the Court dismissed with prejudice. The case is still in its early stages. Management continues to believe the claims asserted in this action to be meritless and intends to vigorously defend against them.
Litigation is inherently uncertain and there can be no assurance that the defense of the various actions will be successful.
Employment Contracts
The Company has entered into agreements with severance terms with certain employees and officers. The Company may be required to accelerate the vesting of certain stock-based awards in the event of changes in control, as defined, and involuntary terminations.
Note 14—Subsequent Events
Effective January 24, 2026, Tahnil Davis, Executive Vice President, Chief Accounting Officer of the Company, was appointed as the Company’s principal accounting officer and appointed to serve as the Company’s interim Chief Financial Officer and interim principal financial officer. The Company has commenced an external search for a permanent Chief Financial Officer. Alex Kayyal’s employment as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer was terminated effective as of January 24, 2026. The Company expects Mr. Kayyal to remain a member of the Company’s board of directors through the Company’s 2026 annual meeting of stockholders.
In January 2026, the Company entered into non-cancelable commitments of $92 million with certain cloud-based hosting and data-related service providers to support the Company’s platform and related offerings. These commitments commence in 2026 and expire in 2028.
In February 2026, an additional $350 million was authorized under the Company’s share repurchase program, bringing the total amount available for future repurchases to $500 million. Refer to Note 9 — Capitalization for additional information regarding the share repurchase program.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the quarter ended December 31, 2025, none of our Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our proxy statement relating to our 2026 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference.
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
3. Exhibits
Exhibits required to be filed as part of this report are:

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	Filing Date	Number

3.1	Amended and Restated Articles of Incorporation of The Trade Desk, Inc.	10-Q	11/6/2025	3.1
3.2	Amended and Restated Bylaws of The Trade Desk, Inc.	8-K	9/17/2025	3.1
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	10-K	2/21/2025	4.2
4.3	Form of Class B Common Stock Certificate.	10-K	2/21/2025	4.3
4.4	Description of Securities.					X
10.1*	Loan and Security Agreement, dated as of June 15, 2021, among The Trade Desk, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	6/16/2021	10.1
10.2*	Amendment No. 1 to Loan and Security Agreement, dated as of December 17, 2021, among The Trade Desk, Inc., the lenders and credit issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	2/16/2022	10.2
10.3*	Amendment No. 2 to Loan and Security Agreement, dated as of February 9, 2023, among The Trade Desk, Inc., the lenders and credit issuers party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	2/15/2023	10.3
10.4(a)+	The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(a)
10.4(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(b)
10.4(c)+	Exercise Notice under The Trade Desk, Inc. 2010 Stock Plan.	S-1/A	9/6/2016	10.5	(c)
10.5(a)+	The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(a)
10.5(b)+	First Amendment to The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-8	9/22/2016	99.2
10.5(c)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(b)
10.5(d)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2015 Equity Incentive Plan (with accelerated vesting).	S-1/A	9/6/2016	10.6	(c)

Exhibit Number		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date	Number		Filed Herewith

10.5(e)+	Exercise Notice under The Trade Desk, Inc. 2015 Equity Incentive Plan.	S-1/A	9/6/2016	10.6	(d)
10.6(a)+	The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(a)
10.6(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	S-1	8/22/2016	10.7	(b)
10.6(c)+	Form of Restricted Stock Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	8-K	12/30/2016	10.1
10.6(d)+	Form of Restricted Stock Unit Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan.	8-K	12/30/2016	10.2
10.7+	Form of Indemnification Agreement.	S-1	8/22/2016	10.8
10.8+	Employment Agreement, dated as of May 11, 2017, between The Trade Desk, Inc. and Jeff T. Green.	10-Q	5/11/2017	10.2
10.9+	Employment Agreement, dated as of August 24, 2020 between The Trade Desk, Inc. and Jay Grant.	10-Q	11/6/2020	10.1
10.10+	Performance Stock Option Award Agreement under The Trade Desk, Inc. 2016 Incentive Award Plan, dated as of October 6, 2021, between The Trade Desk, Inc. and Jeff Green.	8-K	10/8/2021	10.1
10.11+	Amendment No. 1 to Employment Agreement, dated as of October 6, 2021, between The Trade Desk, Inc. and Jeff Green.	8-K	10/8/2021	10.2
10.12+	Employment Agreement, dated March 22, 2024 between The Trade Desk, Inc. and Samantha Jacobson.	10-Q	5/10/2024	10.1
10.13+	The Trade Desk, Inc. 2024 Employee Stock Purchase Plan.	10-Q	8/8/2024	10.1
10.14+	Form of Indemnification Agreement.	10-K	2/21/2025	10.16
10.15+	The Trade Desk, Inc. Non-Employee Director Compensation Policy.	10-Q	5/8/2025	10.1
10.16+	Offer Letter, dated March 8, 2025, between The Trade Desk, Inc. and Vivek Kundra.	10-Q	5/8/2025	10.2
10.17+	Employment Agreement, dated March 31, 2025, between The Trade Desk, Inc. and Vivek Kundra.	10-Q	5/8/2025	10.3
10.18(a)+	The Trade Desk, Inc. 2025 Incentive Award Plan.	10-Q	8/7/2025	10.1
10.18(b)+	Form of Stock Option Agreement under The Trade Desk, Inc. 2025 Incentive Award Plan.					X
10.18(c)+	Form of Restricted Stock Award Agreement under The Trade Desk, Inc. 2025 Incentive Award Plan.					X
10.18(d)+	Form of Restricted Stock Unit Award Agreement under The Trade Desk, Inc. 2025 Incentive Award Plan.					X
10.19+	Offer Letter, dated August 7, 2025, between The Trade Desk, Inc. and Alex Kayyal.	10-Q	11/6/2025	10.1
10.20+	Employment Agreement, dated as of August 5, 2025, between The Trade Desk, Inc. and Alex Kayyal.	10-Q	11/6/2025	10.2
10.21+	Employment Agreement, dated January 23, 2026, between The Trade Desk, Inc. and Tahnil Davis.					X
19.1	Insider Trading Policy.	10-K	2/21/2025	19.1
21.1	List of Subsidiaries of the Registrant.					X

Exhibit Number		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date	Number	Filed Herewith

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	2/15/2024	97.1
101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.sch	Inline XBRL Taxonomy Schema Linkbase Document				X
101.cal	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.def	Inline XBRL Taxonomy Definition Linkbase Document				X
101.lab	Inline XBRL Taxonomy Label Linkbase Document				X
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

+	Indicates a management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2026.

THE TRADE DESK, INC.

By:	/s/ TAHNIL DAVIS
Tahnil Davis Interim Chief Financial Officer, Chief Accounting Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff T. Green and Tahnil Davis, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFF T. GREEN	Chief Executive Officer, Director (principal executive officer)	February 27, 2026
Jeff T. Green

/s/ TAHNIL DAVIS	Interim Chief Financial Officer, Chief Accounting Officer (interim principal financial officer, principal accounting officer)	February 27, 2026
Tahnil Davis

/s/ LISE J. BUYER	Director	February 27, 2026
Lise J. Buyer

/s/ ANDREA CUNNINGHAM	Director	February 27, 2026
Andrea Cunningham

/s/ KATHRYN E. FALBERG	Director	February 27, 2026
Kathryn E. Falberg

/s/ SAMANTHA JACOBSON	Director	February 27, 2026
Samantha Jacobson

/s/ ALEX KAYYAL	Director	February 27, 2026
Alex Kayyal

/s/ GOKUL RAJARAM	Director	February 27, 2026
Gokul Rajaram

/s/ OMAR TAWAKOL	Director	February 27, 2026
Omar Tawakol