Form 10-Q
period 2026-03-31
Trade Desk, Inc.
filed 2026-05-07
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 426,999,732 shares of Class A common stock and 43,108,629 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$878,377	$658,175
Short-term investments, net	527,538	644,882
Accounts receivable, net of allowance for credit losses of $16,225 and $12,199 as of March 31, 2026 and December 31, 2025, respectively	3,323,673	3,770,194
Prepaid expenses and other current assets	132,075	187,753
TOTAL CURRENT ASSETS	4,861,663	5,261,004
Property and equipment, net	389,385	396,819
Operating lease assets	326,285	342,042
Deferred income taxes	55,700	55,700
Other assets, non-current	101,351	97,655
TOTAL ASSETS	$5,734,384	$6,153,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,633,030	$3,007,651
Accrued expenses and other current liabilities	179,907	181,991
Operating lease liabilities	77,505	76,355
TOTAL CURRENT LIABILITIES	2,890,442	3,265,997
Operating lease liabilities, non-current	346,070	359,975
Other liabilities, non-current	44,386	42,857
TOTAL LIABILITIES	3,280,898	3,668,829
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 427,890 and 432,814 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively Class B, 95,000 shares authorized; 43,109 and 43,109 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	3,178,436	3,075,303
Accumulated deficit	(724,950)	(590,912)
TOTAL STOCKHOLDERS’ EQUITY	2,453,486	2,484,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,734,384	$6,153,220
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$688,857	$616,021
Operating expenses:
Platform operations	181,970	142,839
Sales and marketing	172,179	152,743
Technology and development	142,720	132,402
General and administrative	125,341	133,585
Total operating expenses	622,210	561,569
Income from operations	66,647	54,452
Other expense (income):
Interest income, net	(13,369)	(20,132)
Foreign currency exchange loss (gain), net	1,058	(1,185)
Total other income, net	(12,311)	(21,317)
Income before income taxes	78,958	75,769
Provision for income taxes	38,961	25,091
Net income	$39,997	$50,678
Earnings per share:
Basic	$0.08	$0.10
Diluted	$0.08	$0.10
Weighted-average shares outstanding:
Basic	474,663	494,927
Diluted	476,883	502,944
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	496,101	$—	$2,594,896	$354,249	$2,949,145
Exercise of common stock options	597	—	6,478	—	6,478
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	782	—	(29,457)	—	(29,457)
Issuance of common stock relating to business acquisition	127	—	10,299	—	10,299
Repurchases of Class A common stock	(6,288)	—	—	(400,409)	(400,409)
Stock-based compensation	—	—	129,950	—	129,950
Net income	—	—	—	50,678	50,678
Balance as of March 31, 2025	491,319	$—	$2,712,166	$4,518	$2,716,684

Balance as of December 31, 2025	475,923	$—	$3,075,303	$(590,912)	$2,484,391
Exercise of common stock options	346	—	3,046	—	3,046
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,830	—	(10,649)	—	(10,649)
Repurchases of Class A common stock	(7,100)	—	—	(174,035)	(174,035)
Stock-based compensation	—	—	110,736	—	110,736
Net income	—	—	—	39,997	39,997
Balance as of March 31, 2026	470,999	$—	$3,178,436	$(724,950)	$2,453,486
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$39,997	$50,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,431	23,985
Stock-based compensation expense	109,046	128,253
Noncash lease expense	18,640	16,962
Provision for expected credit losses on accounts receivable	4,026	492
Other	6,302	(11,876)
Changes in operating assets and liabilities:
Accounts receivable	429,285	282,336
Prepaid expenses and other current and non-current assets	58,531	20,018
Accounts payable	(279,385)	(234,666)
Accrued expenses and other current and non-current liabilities	(8,951)	29,105
Operating lease liabilities	(17,117)	(13,854)
Net cash provided by operating activities	391,805	291,433
INVESTING ACTIVITIES:
Purchases of investments	(122,061)	(231,580)
Maturities of investments	238,297	165,114
Purchases of property and equipment	(112,741)	(59,113)
Capitalized software development costs	(3,029)	(2,660)
Business acquisition	—	(4,350)
Net cash provided by (used in) investing activities	466	(132,589)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(163,514)	(386,250)
Proceeds from exercise of stock options	2,094	7,940
Taxes paid relating to net settlement of restricted stock	(10,649)	(31,452)
Net cash used in financing activities	(172,069)	(409,762)
Increase (decrease) in cash and cash equivalents	220,202	(250,918)
Cash and cash equivalents—Beginning of period	658,175	1,369,463
Cash and cash equivalents—End of period	$878,377	$1,118,545
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$20,599	$16,819
Operating lease assets obtained in exchange for operating lease liabilities	$5,941	$32,304
Capitalized assets financed by accounts payable	$10,190	$22,011
Repurchases of Class A common stock in accrued expenses and other current and non-current liabilities	$10,521	$16,059
Tenant improvements paid by lessor	$1,548	$5,144
Assets acquired in a business combination, included in other assets, non-current, in exchange for Class A common stock	$—	$10,299
Stock-based compensation included in capitalized software development costs	$1,690	$1,697
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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are unaudited. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.
There have been no material changes to the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the Company’s audited annual consolidated financial statements for the year ended December 31, 2025, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
Management regularly evaluates its estimates, primarily those relating to: (1) income taxes, including the realizability of deferred tax assets and the recognition of valuation allowances and the evaluation of uncertain tax positions, (2) assumptions used in the option pricing models to determine the fair value of stock-based compensation, (3) operating lease assets and liabilities, including the Company’s incremental borrowing rate and terms and provisions of each lease, (4) allowances for credit losses, (5) the recognition and disclosure of contingent liabilities, (6) the useful lives of long-lived assets and (7) the fair values and recoverable amounts of long-lived assets and any potential impairments. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
As of March 31, 2026, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors such as changes in interest rates, foreign currency exchange rates, trade policies and practices, inflation, supply chain disruptions and economic growth continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard amends ASC 326-20 to provide an optional practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606. The guidance is effective on a prospective basis for annual periods, including interim reporting periods therein, beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2025-05 in the first quarter of 2026 with no material impact to the condensed consolidated financial statements.
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

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$39,997	$50,678
Denominator:
Weighted-average shares outstanding—basic	474,663	494,927
Effect of dilutive securities	2,220	8,017
Weighted-average shares outstanding—diluted	476,883	502,944
Basic earnings per share	$0.08	$0.10
Diluted earnings per share	$0.08	$0.10
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	26,776	4,074

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of March 31, 2026
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$334,636	$—	$334,636
Level 1:
Money market funds	456,389	—	456,389
Level 2:
Commercial paper	73,376	69,507	142,883
Corporate debt securities	—	266,393	266,393
U.S. government and agency securities	13,976	191,638	205,614
Total	$878,377	$527,538	$1,405,915

	As of December 31, 2025
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$240,916	$—	$240,916
Level 1:
Money market funds	306,658	—	306,658
Level 2:
Commercial paper	83,180	133,222	216,402
Corporate debt securities	—	358,919	358,919
U.S. government and agency securities	27,421	152,741	180,162
Total	$658,175	$644,882	$1,303,057
The Company’s gross unrealized gains and losses from its short-term investments, recorded at fair value, for the three months ended March 31, 2026 and 2025, were immaterial.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

March 31, 2026
Due in one year	$465,260
Due in one to two years	62,278
Total	$527,538
Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$23,536	$17,033
Short-term lease cost	548	797
Variable lease cost	6,296	4,694
Sublease income	(138)	—
Total lease cost	$30,242	$22,524
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
Loans under the Amended Credit Facility bear interest at a rate equal to, at the Company’s option, an annual rate of either a Base Rate or an adjusted term SOFR rate (defined as SOFR for a specified term plus a credit spread adjustment of 10 basis points, subject to a 0% floor), plus an applicable margin (“Base Rate Borrowings” and “Term SOFR Borrowings”). The Base Rate is defined as a rate per annum for any day equal to the greatest of (1) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (2) the New York Federal Reserve Bank (“NYFRB”) Rate in effect on such day plus half of 1%, and (3) the adjusted term SOFR rate for a one-month interest period on such day plus 1%. The applicable margin is between 0.25% to 1.25% for Base Rate Borrowings and between 1.25% and 2.25% for Term SOFR Borrowings based on the Company maintaining certain leverage ratios. The fee for undrawn amounts under the Amended Credit Facility ranges, based on the applicable leverage, from 0.200% to 0.350%. The Company is also required to pay customary letter of credit fees, as necessary.
As of March 31, 2026, the Company did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of March 31, 2026, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026.
The Amended Credit Facility contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00. As of March 31, 2026, the Company was in compliance with all covenants.

    On April 14, 2026, the Company entered into an amended and restated loan and security agreement, among the Company, as borrower, and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent and arranger (the “Restated Loan and Security Agreement”), which amends and restates the terms of the Company’s Amended Credit Facility (as so amended and restated, the “Revolving Facility”). Pursuant to the terms of the Restated Loan and Security Agreement, the Revolving Facility consists of a $750 million revolving loan facility, with a $100 million sublimit for the issuance of letters of credit and a $75 million sublimit for swingline borrowings. Under certain circumstances, including receipt of additional lender commitments, the Company has the right to increase the Revolving Facility by an additional amount not to exceed $750 million. The Restated Loan and Security Agreement is collateralized by substantially all of the Company’s assets, subject to customary exceptions and subject to a collateral release mechanism upon the Company achieving certain investment grade ratings.
Loans under the Revolving Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or a term SOFR rate (defined as SOFR for a specified term, subject to a 0% floor), plus an applicable margin (“Base Rate Borrowings” and “SOFR Rate Borrowings”, respectively). The Base Rate is defined as a rate per annum for any day equal to the greatest of (1) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (2) the NYFRB Rate in effect on such day plus half of 1%, and (3) the term SOFR rate for a one-month interest period on such day plus 1%. The applicable margin ranges from 0.125% to 0.500% for Base Rate Borrowings and ranges from 1.125% to 1.500% for SOFR Rate Borrowings, depending on the Company’s total net leverage ratio. The fee for undrawn amounts under the Revolving Facility ranges from 0.125% to 0.200% depending on the Company’s total net leverage ratio. The Company is also required to pay customary letter of credit fees, as necessary.
Outstanding letters of credit under the Amended Credit Facility continue in full and unchanged subsequent to the execution of the Restated Loan and Security Agreement. No outstanding debt balance existed under the Amended Credit Facility at the time of the execution of the Restated Loan and Security Agreement. The Company paid immaterial accrued interest and fees upon execution of the Restated Loan and Security Agreement. The Revolving Facility has a scheduled maturity of April 14, 2031, at which time all outstanding amounts become due and payable, subject to certain extension mechanics set forth in the Restated Loan and Security Agreement.
The Restated Loan and Security Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell all or substantially all of its assets, engage in fundamental changes, incur, create or permit to exist liens, engage in sale and leaseback transactions or permit its subsidiaries to assume or incur additional indebtedness and guarantees. The Restated Loan and Security Agreement also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt, net of certain unrestricted cash and cash equivalents up to $250 million, to consolidated EBITDA of 3.50 to 1.00, subject to a temporary increase of such ratio in connection with certain material transactions.
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
As of December 31, 2025, $150 million remained available and authorized for repurchases. In February 2026, an additional $350 million was authorized under this program, bringing the total amount available for future repurchases to $500 million. During the three months ended March 31, 2026, the Company repurchased and subsequently retired 7 million shares of its Class A common stock for an aggregate repurchase amount of $174 million. The aggregate repurchase amount for the three months ended March 31, 2026, included $1 million relating to the 1% excise tax on share repurchases, net of share issuances, from the Inflation Reduction Act of 2022 (“IRA”). As of March 31, 2026, $327 million remained available and authorized for repurchases.
Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Platform operations	$8,398	$9,217
Sales and marketing	27,018	28,936
Technology and development	40,783	40,981
General and administrative	32,847	49,119
Total	$109,046	$128,253
Stock Options, Excluding the CEO Performance Option
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	11,209	$47.09
Granted	2,676	25.30
Exercised	(346)	10.23
Expired/Forfeited	(918)	63.07
Outstanding as of March 31, 2026	12,621	$42.32
Exercisable as of March 31, 2026	5,939	$39.20
Stock-based compensation expense relating to stock options was $16 million and $15 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had unrecognized stock-based compensation relating to stock options of approximately $154 million, which is expected to be recognized over a weighted-average period of 3.2 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the 2016 Plan. The CEO Performance Option has an exercise price of $68.29 per share. As of December 31, 2025, the CEO Performance Option had 17.8 million options outstanding. No options under the CEO Performance Option were granted, exercised, forfeited or expired during the three months ended March 31, 2026. As of March 31, 2026, the CEO Performance Option had 17.8 million options outstanding and 3.4 million exercisable options.

Stock-based compensation of $5 million and $24 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, stock-based compensation relating to the CEO Performance Option had been fully recognized.
Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2025	11,608	$63.63
Granted	5,650	33.26
Vested	(1,178)	66.07
Forfeited	(558)	58.50
Unvested as of March 31, 2026	15,522	$52.57
Stock-based compensation expense relating to restricted stock was $82 million and $71 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $749 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense relating to the ESPP was $5 million and $18 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $12 million, which is expected to be recognized over a weighted-average period of 1.0 year.
Note 9—Income Taxes
In determining the interim provision for income taxes for each of the three months ended March 31, 2026 and 2025, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended March 31, 2026 and 2025, the provision for income taxes included benefits (detriments) associated with stock-based awards of $(9) million and $10 million, respectively.

For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to the impact of stock-based awards, including non-deductible stock-based compensation and tax benefits (detriments) associated with employee exercises of stock options and vesting of restricted stock, as well as state and foreign taxes, partially offset by research and development tax credits.

There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2026.
Note 10—Segment and Geographic Information
The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who manages the Company and reviews financial information on a consolidated basis. The Company has one primary business activity, its advertising technology platform, as described in Note 1 – Nature of Operations. Accordingly, the Company operates in one operating segment on a consolidated basis: advertising technology platform. There are no differences in segmentation, the nature of significant expenses or the basis of measurement of segment profit and loss, which is consolidated net income, as compared to the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

	Three Months Ended March 31,
	2026	2025
Interest expense	$373	$376
Interest income	(13,742)	(20,508)
Interest income, net	$(13,369)	$(20,132)
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
Revenue by principal geographic area, based on the address of the clients or client affiliates, set forth as a percentage of total revenue, was as follows:

	Three Months Ended March 31,
	2026	2025
United States	82%	87%
International	18%	13%
Total	100%	100%
Percentages presented by principal geographic area for the three months ended March 31, 2025 have been recast to reflect current-year presentation based on revenue. Supplier Components included as a reduction to revenue but not directly recorded to a geographic area were attributed based on the Gross Billings in the geographic area.

Note 11— Commitments and Contingencies
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon the Company to provide indemnification under such agreements, but there are no claims of which the Company is aware that could have a material effect on the Company’s condensed consolidated balance sheets, statements of operations or statements of cash flows. Accordingly, no material amounts have been recorded at March 31, 2026 and 2025.
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
On April 24, 2025, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion and the Company’s dual class capital structure, among other things, pursuant to 8 Del. C. § 220. Richard Scarantino v. The Trade Desk, Inc., No 2025-0442 (Del. Ch.) (the “Scarantino Action”). The case was referred to a Magistrate in Chancery for trial, and a trial was held on July 16, 2025. On July 31, 2025, the Magistrate in Chancery issued a final report, in which she found that the stockholder plaintiff could receive certain limited requested board materials. The stockholder plaintiff filed exceptions to the Magistrate’s final report, and briefing on plaintiff’s exceptions was completed on September 26, 2025. On December 5, 2025, the Vice Chancellor issued an order denying plaintiff’s exceptions and affirming the Magistrate’s final ruling. On January 2, 2026, plaintiff filed a notice of appeal of the Vice Chancellor’s December 5, 2025, order to the Delaware Supreme Court. The appeal remains pending.

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
Defendants filed a motion to dismiss the Consolidated Action on October 14, 2025. The court issued an order denying the motion to dismiss on March 17, 2026. Defendants filed their answer to the First Amended Complaint on April 30, 2026. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them.

Shareholder Derivative Actions
On March 6, 2025 and March 14, 2025, plaintiffs Nathan C. Silva and Daniel Jong, respectively, filed purported shareholder derivative complaints in the United States District Court, Central District of California, captioned Silva v. Green et al. (No. 2:25-cv-01975) and Jong v. Green et al. (No. 2:25-cv-02268), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaints generally arise out of the same allegations contained in the securities class action and allege claims for breach of fiduciary duties and related claims. The actions purport to be brought derivatively on behalf of the Company and seek damages and other various forms of relief. On April 9, 2025, the court granted the parties’ stipulations consolidating the shareholder derivative actions and appointing Nathan C. Silva and Daniel Jong as co-plaintiffs and the Brown Law Firm, P.C. and Rigrodsky Law, P.A. as co-lead counsel for plaintiffs. On April 24, 2025, the court granted the parties' stipulation staying the consolidated derivative action until resolution of the motion(s) to dismiss the consolidated securities class action (described above). The order also provided that plaintiffs may file an amended complaint, but defendants are under no obligation to respond during the pendency of the stay. On April 2, 2026, the court granted the parties' stipulation to continue the stay until the close of fact discovery in the securities class action.
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
On October 24, 2025, the Court granted a joint stipulation filed by the Company and plaintiffs Cara Gardner and Ahmed Ibrahim to consolidate the Nevada derivative complaints and stay the actions until resolution of the motion to dismiss the Consolidated Action. The plaintiffs may file a consolidated complaint or designate an operative complaint, but defendants are under no obligation to respond during the pendency of the stay. On April 13, 2026, the court granted the parties’ stipulation to continue the stay until the close of fact discovery in the securities class action.
On March 5, 2026, plaintiff Hugues Gervat filed a purported shareholder derivative complaint in the U.S. District Court, Central District of California, captioned Gervat v. Green, et al., 2:26-cv-02341- CAS-DFMx (C.D. Cal.), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class actions and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief. On March 17, 2026, the parties jointly submitted a stipulation to stay the action through the resolution of the motion to dismiss the securities class action. On March 19, 2026, the court entered an order finding the Gervat action to be related to the Jong and Silva consolidated derivative action and consolidated the Gervat action into that action. On April 28, 2026, Gervat filed a motion requesting the court deconsolidate the Gervat action from the Jong and Silva consolidated derivative action. That motion is pending.
On March 30, 2026, plaintiff Andrew Liebaert filed a purported shareholder derivative complaint in the Nevada State Court, Eighth Judicial District, Clark County, captioned Liebaert v. Green, et al., No. A-26-942794-C, against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class actions and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief. On April 15, 2026, the court granted a joint stipulation filed by the parties to stay the action until the close of fact discovery in the securities class action. The order also provided that plaintiff may file a consolidated complaint or designate an operative complaint, but defendants are under no obligation to respond during the pendency of the stay.
On April 23, 2026, plaintiff Erste Asset Management, GmbH filed a purported shareholder derivative complaint in the Nevada State Court, Clark County, captioned Erste Asset Management, GmbH v. Green, et al., No. A-26-944815-B, against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class actions and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief.

On May 5, 2026, plaintiff Mitchell Lvovsky, filed a purported shareholder derivative complaint in the Nevada State Court, Clark County, captioned Mitchell Lvovsky v. Green, et al., No. A-26-945793-C, against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class actions and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief.
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
On December 18, 2025, the Court denied the Company’s motion to dismiss the consolidated amended complaint, except as to plaintiffs’ claim for declaratory relief, which the court dismissed with prejudice. The Company filed its answer to the consolidated amended complaint on February 17, 2026. On March 17, 2026, the court ordered a joint stipulation voluntary dismissing plaintiff Turner from the case without prejudice. The case is still in its early stages. Management continues to believe the claims asserted in this action to be meritless and intends to vigorously defend against them.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of macroeconomic uncertainty on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, taxes, capital expenditures including share repurchases, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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

Executive Summary
Highlights

	Three Months Ended March 31,
	Dollars		Change
	2026	2025	$	%

	(in thousands, except percentages)
Revenue	$688,857	$616,021	$72,836	12%
Net income	$39,997	$50,678	$(10,681)	(21)%
Adjusted EBITDA(1)	$206,066	$207,875	$(1,809)	(1)%
___________
(1) To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we present Adjusted EBITDA, which is a Non-GAAP financial measure. Additional information can be found in “— Non-GAAP Financial Measures” below, including reconciliations of Adjusted EBITDA to the corresponding GAAP measure of net income.

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
We believe that our key opportunities include (i) our ongoing global expansion, (ii) continuing development of our omnichannel ad inventory (including in channels such as CTV and other video, mobile, audio and others, including potentially in any new inventory sources that may arise with the advent of AI), (iii) continuing development, optimization and adoption of the data usage, measurement and targeting capabilities provided by our platform, which create a natural flywheel in our business, (iv) the adoption and utilization of third-party data, in particular, retail data, and first-party data by our clients, and (v) continuing development and incorporation of AI in our platform and related offerings.
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
Our recent growth has been largely driven by expanding our share of spend by our existing clients and adding new clients. Our clients include some of the largest advertising agencies and advertisers in the world, and we believe there is significant room for us to expand further within these clients, including room to expand the aperture of clients we support across the mid-market. As a result, future revenue growth depends, in large part, upon our ability to retain our existing clients and to gain a larger amount of their spend through our platform in a highly competitive advertising market. This includes our ability to differentiate to clients our platform’s overall value from competitors’ platforms that may offer artificially low prices, which are enabled by inherent conflicts of interest and a lack of objectivity that come with also selling advertising inventory. We believe that we offer differentiated offerings with superior value to new and existing clients.

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

Results of Operations for the Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended March 31,
	2026		2025
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$688,857	100%	$616,021	100%
Operating expenses:
Platform operations	181,970	26%	142,839	23%
Sales and marketing	172,179	25%	152,743	25%
Technology and development	142,720	21%	132,402	21%
General and administrative	125,341	18%	133,585	22%
Total operating expenses	622,210	90%	561,569	91%
Income from operations	66,647	10%	54,452	9%
Other expense (income):
Total other income, net	(12,311)	(2)%	(21,317)	(3)%
Income before income taxes	78,958	11%	75,769	12%
Provision for income taxes	38,961	6%	25,091	4%
Net income	$39,997	6%	$50,678	8%

_______________
Note: Percentages may not sum due to rounding.
Revenue
Revenue increased by $73 million, or 12%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to an increase in gross spend on our platform, which was primarily driven by more overall advertising campaigns executed by new and existing clients and increased application of and changes in the mix of revenue-generating value-added services. The increase in revenue was also driven by a higher proportion of revenue earned from client spend due to increased pricing associated with value-added services, higher utilization of our value-added services and higher platform fees. Enhancements to our platform and the value-added services available to clients, including from Kokai and other features, and increased pricing associated with value-added services, enabled both our clients and us to capture increased value and drove higher utilization of our value-added services.
Revenue earned from our clients’ gross spend on our platform may fluctuate from period to period based on the types of services rendered and the extent to which our platform’s value-added services and data are utilized by clients; our client and channel mix; changes in our platform or related offerings; pricing; volume discounts; and the amount of certain costs of supplier-provided components of value-added services and data recorded as reductions to revenue versus as expenses in platform operations. We expect that our revenue earned from our clients’ gross spend will fluctuate in the future pursuant to these factors, especially as we introduce new and enhanced platform features and related offerings that may be adopted by our clients, expand our omnichannel capabilities, extend our reach to more CTV and other inventory and add additional clients whose businesses may have different underlying business models.
Platform Operations
Platform operations expense increased by $39 million, or 27%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to increases of $23 million in hosting costs, $11 million in data-related costs and $4 million in personnel costs. The increase in hosting costs was primarily attributable to investment in new data centers to support the continued growth of our platform; support costs relating to the increased use of our platform to query ad opportunities and purchase ad impressions while leveraging the AI and machine learning capabilities of our platform; and increased use of features by our technical teams in support of our platform. The increase in data-related costs was primarily attributable to investments in supplier-provided components of value-added services and data to inform and improve our platform and related offerings. The increase in personnel costs was primarily due to headcount growth.
We expect platform operations expense to increase in absolute dollars in future periods as we continue to experience an increased volume of queries per second (“QPS”) and media impressions purchased through our platform; invest in our hosting capabilities, including to support new technical features and functionality of our platform and related offerings and our growing AI and machine learning capabilities, subject to rising prices for data center components; and invest in hiring and retaining top talent to support our clients. Platform operations expense as a percentage of revenue may fluctuate period to period based on revenue levels and the timing of these investments in our hosting capabilities, as we continue to strategically invest in efficient data center computing and networking capacity. Platform operations expense also may vary due to the amount of certain costs of supplier-provided components of value-added services and data recorded as platform operations expense versus as reductions to revenue.
Sales and Marketing
Sales and marketing expense increased by $19 million, or 13%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to increases of $18 million in personnel costs and $1 million in marketing costs. The increase in personnel costs was primarily due to an increase in headcount to support our sales efforts and to continue to develop and maintain relationships with our clients and an increase in incentive compensation driven by changes in incentive targets, commissionable headcount growth and gross spend growth. The increase in marketing costs was primarily due to an increase in marketing campaigns, creatives and client engagement.
We expect sales and marketing expenses to increase in absolute dollars in future periods, as we focus on hiring, retaining and incentivizing top talent to drive increased adoption of our platform and related offerings with existing and new clients and to drive the expansion of our international business.
Technology and Development
Technology and development expense increased by $10 million, or 8%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was due to an increase of $9 million in personnel costs primarily attributable to headcount growth to maintain and support further development of our platform and related offerings.
We expect technology and development expense to increase in absolute dollars as we continue to focus on hiring and retaining top talent, invest in the development of our platform and related offerings to support additional platform features and functionality including AI and machine learning, increase the number of advertising inventory and data suppliers and support the anticipated increase in volume of QPS on our platform.
General and Administrative
General and administrative expense decreased by $8 million, or 6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to a $16 million decrease in stock-based compensation, partially offset by an increase of $8 million in personnel costs. The decrease in stock-based compensation was primarily due to a $19 million decrease relating to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life, partially offset by a $3 million increase primarily driven by an acceleration of stock-based compensation in connection with an executive transition. The increase in personnel costs was primarily attributable to increased headcount to support our growth, an increase in severance benefit costs and salary increases in connection with regular merit and promotion cycles, as we continue to invest in attracting and retaining top talent.
Excluding the impact of the CEO Performance Option, the stock-based compensation for which was fully recognized by the end of the first quarter of 2026, we expect general and administrative expenses to increase primarily due to continued investment in corporate infrastructure, continued investment in hiring and retaining top talent to support growth, and various litigation, regulatory and governance matters, for which expenses may fluctuate from period to period.

Total Other Income, Net
Total other income, net, decreased by $9 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily due to lower interest income on our cash and cash equivalents and short-term investments primarily driven by lower amounts invested as well as foreign currency transaction losses driven by changes in foreign currency exchange rates against the U.S. Dollar, partially offset by gains on foreign currency forwards.
Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2026 and 2025.
The provision for income taxes increased by $14 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to tax detriments associated with employee stock-based awards, compared to tax benefits associated with employee stock-based awards in the three months ended March 31, 2025.
Liquidity and Capital Resources
As of March 31, 2026, we had working capital of $2.0 billion, which included $878 million in cash and cash equivalents, $128 million of which was held by our international subsidiaries, and $528 million in short-term investments in marketable securities. Additionally, as of March 31, 2026, we had $445 million available under our Amended Credit Facility (refer to “— Credit Facility” below). For the three months ended March 31, 2026, we generated $392 million in cash flows from operating activities.
We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Revolving Facility (refer to “— Credit Facility” below) will be sufficient to meet our working capital requirements and investments we make from time to time for at least the next 12 months. We believe our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our share repurchase program. Further, we have a shelf registration statement on Form S-3 on file with the SEC (the “Shelf Registration”), which permits us to issue equity securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A. Risk Factors” within this Quarterly Report on Form 10-Q.
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
As of March 31, 2026, we did not have an outstanding debt balance under the Amended Credit Facility. Availability under the Amended Credit Facility was $445 million as of March 31, 2026, which is net of outstanding letters of credit of $5 million. The Amended Credit Facility matures, and all outstanding amounts become due and payable, on June 15, 2026. As of March 31, 2026, we were in compliance with all covenants.
On April 14, 2026, we entered into an amended and restated loan and security agreement, among us, as borrower, and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent and arranger (the “Restated Loan and Security Agreement”), which amends and restates the terms of our Amended Credit Facility (as so amended and restated, the “Revolving Facility”). Pursuant to the terms of the Restated Loan and Security Agreement, the Revolving Facility consists of a $750 million revolving loan facility, with a $100 million sublimit for the issuance of letters of credit and a $75 million sublimit for swingline borrowings. Under certain circumstances, including receipt of additional lender commitments, we have the right to increase the Revolving Facility by an additional amount not to exceed $750 million.
Outstanding letters of credit under the Amended Credit Facility continue in full and unchanged subsequent to the execution of the Restated Loan and Security Agreement. No outstanding debt balance existed under the Amended Credit Facility at the time of the execution of the Restated Loan and Security Agreement. We paid immaterial accrued interest and fees upon execution of the Restated Loan and Security Agreement. The Revolving Facility has a scheduled maturity of April 14, 2031, at which time all outstanding amounts become due and payable, subject to certain extension mechanics set forth in the Restated Loan and Security Agreement.
For additional information regarding the Amended Credit Facility and the Restated Loan and Security Agreement, refer to Note 6—Debt.
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
As of December 31, 2025, $150 million remained available and authorized for repurchases. In February 2026, an additional $350 million was authorized under this program, bringing the total amount available for future repurchases to $500 million. During the three months ended March 31, 2026, we repurchased and subsequently retired 7 million shares of our Class A common stock for an aggregate repurchase amount of $174 million. The aggregate repurchase amount for the three months ended March 31, 2026, included $1 million relating to the 1% excise tax on share repurchases, net of share issuances, from the Inflation Reduction Act of 2022 (“IRA”). As of March 31, 2026, $327 million remained available and authorized for repurchases.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$391,805	$291,433
Net cash provided by (used in) investing activities	$466	$(132,589)
Net cash used in financing activities	$(172,069)	$(409,762)

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
For the three months ended March 31, 2026, cash provided by operating activities of $392 million resulted primarily from net income adjusted for noncash items of $209 million and a net increase from our operating assets and liabilities of $182 million. The net increase from our operating assets and liabilities was primarily due to a $429 million decrease in accounts receivable and a $59 million decrease in prepaid expenses and other assets, partially offset by a $279 million decrease in accounts payable and a $17 million decrease in operating lease liabilities. The decrease in accounts receivable was due to the timing and seasonality of cash receipts from clients. The decrease in prepaid expenses and other assets was primarily due to a reduction in income taxes receivable driven by the receipt of a tax refund and the current tax provision net of tax payments, partially offset by prepayments to certain cloud-based hosting and data-related service providers. The decrease in accounts payable was due to the timing and seasonality of payments for Supplier Components. The decrease in operating lease liabilities was due primarily to rent payments.
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
Investing Activities
Our primary investing activities consist of investing in short-term marketable securities, capital expenditures for property and equipment for the expansion of facilities to support our hosting capabilities and growing headcount as well as capital expenditures to develop our software in support of enhancing our platform and related offerings. As our business grows, our capital expenditures and other investment activity may increase. Capital expenditures to support our hosting capabilities are also subject to rising prices for data center components, the timing, extent and duration of which cannot be predicted. From time to time, we may engage in sales of long-lived assets based upon business needs and market factors.
For the three months ended March 31, 2026, cash provided by investing activities of $0.5 million primarily resulted from $116 million of net maturities of short-term investments, partially offset by $113 million to purchase property and equipment and $3 million of investments in capitalized software.
For the three months ended March 31, 2025, we used $133 million of cash in investing activities, consisting of $66 million of net purchases of short-term investments, $59 million to purchase property and equipment, $4 million for the acquisition of certain assets accounted for as a business combination and $3 million of investments in capitalized software.
Financing Activities
For the three months ended March 31, 2026, we used $172 million of cash in financing activities, consisting of $164 million of cash paid for repurchases of our Class A common stock and $11 million of taxes paid for restricted stock settlements, partially offset by $2 million of proceeds from stock option exercises.
For the three months ended March 31, 2025, we used $410 million of cash in financing activities, consisting of $386 million of cash paid for repurchases of Class A common stock and $31 million of taxes paid for restricted stock settlements, partially offset by $8 million of proceeds from stock option exercises.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at March 31, 2026 other than the indemnification agreements described below.
Contractual Obligations
Our principal commitments consist of non-cancelable operating leases for our various office and hosting facilities and other contractual commitments consisting of obligations primarily for our hosting services, hardware providers, data-related service providers and providers of software as a service. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.
The following table summarizes our non-cancelable contractual obligations as of March 31, 2026 (in thousands):

	Payments Due by Period
	Remainder of 2026	2027 and Thereafter	Total
Operating lease commitments	$70,244	$707,449	$777,693
Other contractual commitments	218,038	120,155	338,193
Total	$288,282	$827,604	$1,115,886
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our condensed consolidated financial statements. Accordingly, no material amounts have been recorded at March 31, 2026.
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
The following table presents a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$39,997	$50,678
Add back (deduct):
Depreciation and amortization expense	31,431	23,985
Stock-based compensation expense	109,046	128,253
Interest income, net	(13,369)	(20,132)
Provision for income taxes	38,961	25,091
Adjusted EBITDA	$206,066	$207,875

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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements such as whether supplier-provided components of value-added services and data should be recognized as reductions to revenue or expenses recorded in platform operations; stock-based compensation expense; and income taxes, including the realizability of deferred tax assets, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, for a complete discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies or estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements
Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies of our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign currency exchange rate risks.
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Revolving Facility, which accrues interest at a variable rate. No amount was owed on our Amended Credit Facility as of March 31, 2026. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of March 31, 2026, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $5 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk relating to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen, Indian Rupee, South Korean Won, Swedish Krona, New Zealand Dollar, Indonesian Rupiah and Hong Kong Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of March 31, 2026, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $45 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us. Gains and losses on foreign currency forward transactions in the three months ended March 31, 2026, were not material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our pending legal proceedings, see “Commitments and Contingencies — Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We operate in a highly competitive and rapidly changing industry. We expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants develop and offer new products and services aimed at capturing advertising spend or disrupting the digital marketing landscape, such as analytics, automated media buying and exchanges. Additionally, the impact of AI on our industry is still emerging and uncertain. We have been developing and implementing AI and machine learning models in our platform for nearly a decade and plan to continue such efforts, but there can be no assurance that our implementation of AI initiatives will continue to enhance our platform and related offerings in the manner we expect. We expect our AI initiatives will require increased investment in infrastructure and drive higher platform operations expense. To the extent we fail to adopt such technologies effectively or as intended, experience delays in integrating these technologies into our operations or our competitors successfully implement improved AI technologies into their products or services, our ability to compete effectively could be harmed and our growth prospects and results of operations could be adversely affected.

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
Historically, some of our competitors have sought to differentiate themselves to prospective clients primarily on the basis of artificially low prices, which are enabled by inherent conflicts of interest and a lack of objectivity, and do not account for the overall value delivered to clients. Our future success depends upon our continued ability to distinguish our offerings from competitors based on the value we provide our clients, including superior price discovery with respect to advertising opportunities, without the conflicts of interest and lack of objectivity that come with also selling advertising inventory. Although we believe that we offer differentiated offerings with superior value, some clients may be price sensitive and there is no guarantee that new and existing clients will value our offerings as we intend. They may perceive other offerings as competitive purely on the basis of price and results that are self-reported by such competitors.
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
Information relating to individuals, households and their devices (commonly called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to its collection, use, retention, protection, disclosure, transfer (including across national boundaries) and other processing. We typically collect and store IP addresses and other device identifiers (such as unique cookie identifiers and mobile advertising identifiers), which are or may be considered personal data or personal information in many jurisdictions or otherwise subject to regulation. In connection with certain of our offerings, including Unified ID 2.0, EUID and OpenPass, we receive information that directly identifies individuals, such as email addresses and phone numbers, both directly from consumers and from our clients or others. We deploy technical and security measures, internal policy controls, and contractual measures designed to limit how such identifying information is used and shared. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws. Some of our offerings, including those that entail some use of directly identifying information, may also increase our exposure to potential claims by plaintiffs’ attorneys (discussed further below), including by attempting to apply various legal theories – such as alleging violations of wiretapping statutes – to certain of our activities.
The global regulatory landscape regarding the privacy and protection of personal information is evolving, and U.S. (state, federal and local) and foreign governments continue to consider and enact additional legislation and rulemaking related to privacy and data protection, often with a particular focus on intermediaries in the online advertising ecosystem, including those that engage in targeted advertising, “sell” or “share” personal data, and act as “data brokers.” While a significant volume of laws has already been enacted, we expect to see additional data protection legislation and regulation in this area for the foreseeable future. For example, the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (the “FTC Act”) (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. In the preceding few years, the FTC has been very active in bringing enforcement actions against companies that handle personal data it views as sensitive for advertising purposes, including location data brokers and companies that process health-related data. The FTC could continue to build on this trend under its authority to enforce a relatively new federal law focused on disclosures of certain “sensitive” information by companies operating as data brokers to certain restricted countries or entities “controlled” by such countries, and the Department of Justice could act on authority granted under an executive order restricting similar practices. Other companies in the advertising technology space have been subject to government investigation by regulatory bodies; advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with data privacy laws, or consumer protection laws such as the FTC Act. As noted above, plaintiffs’ attorneys are also increasingly pursuing claims against advertising technology companies related to their data collection, use and disclosure practices, as well as advertisers and publishers that rely on services provided by these companies. For example, lawsuits alleging various privacy tort theories have been filed against us. For additional information regarding the pending legal proceedings, refer to Note 11—Commitments and Contingencies—Litigation. We cannot avoid the possibility that one of these investigations or enforcement actions will require us to alter our practices. In addition, a potential federal omnibus privacy law remains a possibility. If ultimately passed, such a law would likely substantially impact the online advertising ecosystem.
State lawmakers are also actively addressing consumer data privacy issues. Many states have adopted omnibus consumer privacy laws. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile advertising identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations and establish data privacy rights for consumers in such states (including rights to opt out of certain processing of their personal data and to request correction, deletion of and access to personal data), impose special rules on the collection of personal data from minors, precise location data and other personal data deemed “sensitive” under the laws, and create new notice and consent obligations. Many also impose data minimization requirements, mandating that companies only collect and process personal information for certain purposes. The California Attorney General has employed these data minimization standards in the context of advertising-related disclosures and it and other regulators may continue to pursue such theories. Perhaps most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal data.)
Increasingly, state laws require companies like ours to honor opt outs expressed through device-based preference signals, such as the Global Privacy Control (“GPC”), which enable consumers to opt out of relevant activities by all data controllers at once rather than individually. California and other state regulators announced an enforcement sweep focused on how companies honor these signals and California has enacted a law that will require all browser manufacturers to support the sending of these signals. The proliferation of these laws, including the obligation to honor device-based preference signals and the greater volume of such signals that is likely to result from California’s law, could result in lower availability of data within our platform, our related offerings and the advertising ecosystem more broadly, all of which could result in our platform and related offerings being less valuable to our clients and harm to our business.
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
In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal data perceived as especially sensitive, such as health data and children’s data. For example, the Children Online Privacy Protection Act restricts the use of children’s data for targeted advertising and several states have enacted laws that would substantially impact advertising to individuals under 18 years of age through a variety of new restrictions and prohibitions. Further, several states have enacted laws, updated existing laws or have introduced bills to impose new privacy obligations related to health-related personal information beyond that governed by federal and state laws governing medical records and similar information, such as HIPAA. For example, Washington’s My Health, My Data Act (“MHMD”) introduced a host of requirements related to a very broadly-defined notion of consumer health data that impacts the advertising industry and is backed by a private right of action. Other states have also adopted laws protecting “consumer health data” as well as information related to reproductive health care. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance and defense costs, and more obligations on us, our clients and other companies in the advertising industry.
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
We deploy technical and organizational measures, internal policy controls, and contractual measures designed to limit how identifying information is used and shared and to help honor consumer choices. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws. These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform and related offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our offerings, which could have an adverse effect on our business. In addition, public perception regarding data protection and privacy are significant in the programmatic advertising buying industry. Concerns about industry practices regarding the collection, use, and disclosure of personal data, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform or related offerings by current and future clients. For example, perception that our practices involve an invasion of privacy or are designed with insufficient protections, whether or not such practices are consistent with current or future laws, regulations, or industry practices, may subject us to public criticism, additional private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. We may be unable to make changes and modifications to our business and offerings in a commercially reasonable manner or at all, and our ability to develop new offerings or certain features could be limited. All of this could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform and related offerings, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.
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
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Safari, Internet Explorer and Firefox —allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default and other browsers could follow suit or prompt users to consent to the use of cookies. In addition, other participants in the real-time bidding ecosystem could decline to provide certain identifiers or introduce user settings that reduce the number of identifiers provided to us that help us to optimize supply paths, target audiences and measure outcomes. Although we believe our platform is well-positioned to adapt to browsers’ blocking or limitation of cookies and other identifiers, particularly with our Unified ID 2.0 offering, the impact of such changes — and broader scrutiny on the advertising technology ecosystem — remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel.
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
Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple has shifted to require user opt-in before permitting access to Apple’s unique advertising identifier, or IDFA, and Google could shift to an opt-in model or deprecate the mobile advertising identifier used on Android devices. These changes have had, and will likely continue to have, a substantial impact on the mobile advertising ecosystem and could adversely impact our growth in this channel.
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
Evolving industry standards regarding impression counts and related disputes and client collections could impact our business and reputation.
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
As a result of this risk, we have developed and introduced new market-leading products, offerings and incremental efforts to improve the quality of auctions, measurement, counting and reporting (which includes further innovation and industry adoption of our products, including but not limited to OpenPath, OpenAds, OpenSincera, PubDesk and new forms of cost reporting) to continually exceed industry standards. These efforts are intended to help us reduce and manage the expense and risks associated with external reporting dependencies, counting discrepancies, counting disputes, supply chain inefficiencies, and collection risk regarding publishers, sellers, and resellers (our sources of media inventory). In parallel, we are making greater efforts to improve auctions, counting and measurement methodologies. If we do not effectively manage the expense and risks associated with external reporting dependencies, counting discrepancies, counting disputes, supply chain inefficiencies, auction modifications and collection risk, then we and our clients may be harmed, and our business and reputation will be negatively impacted.

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
We have entered into, and may in the future enter into, credit facilities which contain restrictions that limit our flexibility in operating our business. Our credit facility contains, and any future credit facility may contain, various covenants that limit our ability to engage in specified types of transactions. Subject to exceptions, these covenants limit our ability to, among other things:
•make fundamental changes in our business, such as through certain mergers or dispositions of substantially all of our assets;
•permit our subsidiaries to incur or assume additional indebtedness and guarantees; and
•engage in significant sale and leaseback transactions.
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
In addition, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. For example, in February and March 2025, securities class action litigation was filed against us following a drop in our stock price. For additional information regarding the pending legal proceedings, refer to Note 11—Commitments and Contingencies—Litigation. Our involvement in securities litigation will subject us to substantial costs, divert resources and the attention of management from our core business and may adversely affect our business.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our amended and restated articles of incorporation provide that all Class B common stock will convert automatically into Class A common stock on December 22, 2035, unless converted prior to such date. As of March 31, 2026, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 50.2% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the dual class nature of our common stock, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceedings, refer to Note 11—Commitments and Contingencies—Litigation.
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
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions, including a number of states in the United States, are considering enacting or have enacted laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. In addition, the Organization for Economic Cooperation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Further, on July 4, 2025, the United States enacted the One Big Beautiful Bill Act that changes or makes permanent certain tax laws for corporations. While the changes from these rules have not negatively impacted our financial condition or results of operations, they could increase our effective tax rate and cash tax payments in future periods. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended March 31, 2026.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
January 1- 31	—	$—	—	$150
February 1-28	—	$—	—	$500
March 1-31	7,100	$24.31	7,100	$327
	7,100		7,100
_______________
(1) On February 15, 2023, we announced that our board of directors approved a share repurchase program with authorization to repurchase up to $700 million our Class A common stock, which commenced in February 2023 and has no expiration date. In February 2024, an additional $647 million was authorized under this program, bringing the total amount available for future repurchases back to $700 million. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount for future repurchases to $1 billion. In October 2025, an additional $500 million was authorized under this program after the previous authorization was used. In February 2026, an additional $350 million was authorized under this program, bringing the total amount available for future repurchases to $500 million. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The program does not obligate us to acquire a minimum amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors. See Note 7—Capitalization in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
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
On March 12, 2026, our Chief Legal Officer, Jay R. Grant, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 85,280 shares of our Class A common stock. The plan will terminate at the earlier of the execution of all trading orders in the plan or March 12, 2027.
During the quarter ended March 31, 2026, none of our Section 16 officers or directors adopted, modified or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Articles of Incorporation of The Trade Desk, Inc.	10-Q	11/6/2025	3.1

3.2	Amended and Restated Bylaws of The Trade Desk, Inc.	8-K	9/17/2025	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	10-K	2/21/2025	4.2

4.3	Form of Class B Common Stock Certificate.	10-K	2/21/2025	4.3

10.1*	Restated Loan and Security Agreement.				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: May 7, 2026	/s/ Tahnil Davis
Tahnil Davis
Interim Chief Financial Officer, Chief Accounting Officer (Interim Principal Financial Officer, Principal Accounting Officer)