Form 10-Q
period 2026-06-30
Trade Desk, Inc.
filed 2026-08-06
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 426,771,565 shares of Class A common stock and 43,108,629 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,122,979	$658,175
Short-term investments, net	362,354	644,882
Accounts receivable, net of allowance for credit losses of $16,097 and $12,199 as of June 30, 2026 and December 31, 2025, respectively	3,200,824	3,770,194
Prepaid expenses and other current assets	129,670	187,753
TOTAL CURRENT ASSETS	4,815,827	5,261,004
Property and equipment, net	455,151	396,819
Operating lease assets	335,228	342,042
Deferred income taxes	55,700	55,700
Other assets, non-current	102,540	97,655
TOTAL ASSETS	$5,764,446	$6,153,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,562,580	$3,007,651
Accrued expenses and other current liabilities	150,174	181,991
Operating lease liabilities	80,922	76,355
TOTAL CURRENT LIABILITIES	2,793,676	3,265,997
Operating lease liabilities, non-current	353,188	359,975
Other liabilities, non-current	43,230	42,857
TOTAL LIABILITIES	3,190,094	3,668,829
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 426,532 and 432,814 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively Class B, 95,000 shares authorized; 43,109 and 43,109 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	3,293,840	3,075,303
Accumulated deficit	(719,488)	(590,912)
TOTAL STOCKHOLDERS’ EQUITY	2,574,352	2,484,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,764,446	$6,153,220
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$715,057	$694,039	$1,403,914	$1,310,060
Operating expenses:
Platform operations	184,333	150,980	366,303	293,819
Sales and marketing	174,404	161,131	346,583	313,874
Technology and development	140,742	134,251	283,462	266,653
General and administrative	114,001	130,900	239,342	264,485
Total operating expenses	613,480	577,262	1,235,690	1,138,831
Income from operations	101,577	116,777	168,224	171,229
Other expense (income):
Interest income, net	(11,508)	(18,035)	(24,877)	(38,167)
Foreign currency exchange loss (gain), net	(6)	1,611	1,052	426
Total other income, net	(11,514)	(16,424)	(23,825)	(37,741)
Income before income taxes	113,091	133,201	192,049	208,970
Provision for income taxes	48,697	43,072	87,658	68,163
Net income	$64,394	$90,129	$104,391	$140,807
Earnings per share:
Basic	$0.14	$0.18	$0.22	$0.29
Diluted	$0.14	$0.18	$0.22	$0.28
Weighted-average shares outstanding:
Basic	468,359	490,631	471,494	492,767
Diluted	469,948	495,776	473,397	499,340
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	496,101	$—	$2,594,896	$354,249	$2,949,145
Exercise of common stock options	597	—	6,478	—	6,478
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	782	—	(29,457)	—	(29,457)
Issuance of common stock relating to business acquisition	127	—	10,299	—	10,299
Repurchases of Class A common stock	(6,288)	—	—	(400,409)	(400,409)
Stock-based compensation	—	—	129,950	—	129,950
Net income	—	—	—	50,678	50,678
Balance as of March 31, 2025	491,319	—	2,712,166	4,518	2,716,684
Exercise of common stock options	410	—	8,261	—	8,261
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,292	—	(27,591)	—	(27,591)
Issuance of common stock under employee stock purchase plan	625	—	34,531	—	34,531
Repurchases of Class A common stock	(3,748)	—	—	(257,003)	(257,003)
Stock-based compensation	—	—	130,822	—	130,822
Net income	—	—	—	90,129	90,129
Balance as of June 30, 2025	489,898	$—	$2,858,189	$(162,356)	$2,695,833

Balance as of December 31, 2025	475,923	$—	$3,075,303	$(590,912)	$2,484,391
Exercise of common stock options	346	—	3,046	—	3,046
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,830	—	(10,649)	—	(10,649)
Repurchases of Class A common stock	(7,100)	—	—	(174,035)	(174,035)
Stock-based compensation	—	—	110,736	—	110,736
Net income	—	—	—	39,997	39,997
Balance as of March 31, 2026	470,999	—	3,178,436	(724,950)	2,453,486
Exercise of common stock options	254	—	1,599	—	1,599
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	423	—	(10,169)	—	(10,169)
Issuance of common stock under employee stock purchase plan	665	—	11,929	—	11,929
Repurchases of Class A common stock	(2,700)	—	—	(58,932)	(58,932)
Stock-based compensation	—	—	112,045	—	112,045
Net income	—	—	—	64,394	64,394
Balance as of June 30, 2026	469,641	$—	$3,293,840	$(719,488)	$2,574,352
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$104,391	$140,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	61,571	50,689
Stock-based compensation expense	218,602	257,138
Noncash lease expense	38,057	34,253
Provision for expected credit losses on accounts receivable	4,290	1,177
Gain on sale of property and equipment	(13,772)	—
Other	4,850	(13,899)
Changes in operating assets and liabilities:
Accounts receivable	548,109	80,033
Prepaid expenses and other current and non-current assets	59,754	(18,281)
Accounts payable	(427,941)	(19,839)
Accrued expenses and other current and non-current liabilities	(16,828)	(24,081)
Operating lease liabilities	(35,684)	(31,551)
Net cash provided by operating activities	545,399	456,446
INVESTING ACTIVITIES:
Purchases of investments	(238,872)	(577,834)
Sales of investments	112,060	—
Maturities of investments	409,583	346,120
Purchases of property and equipment	(125,966)	(104,352)
Proceeds from sale of property and equipment	15,513	—
Capitalized software development costs	(7,399)	(5,739)
Business acquisition	—	(4,350)
Net cash provided by (used in) investing activities	164,919	(346,155)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(241,331)	(647,093)
Proceeds from exercise of stock options	4,706	14,085
Proceeds from employee stock purchase plan	11,929	32,450
Taxes paid relating to net settlement of restricted stock	(20,818)	(57,048)
Proceeds from short-term borrowings	—	74,239
Net cash used in financing activities	(245,514)	(583,367)
Increase (decrease) in cash and cash equivalents	464,804	(473,076)
Cash and cash equivalents—Beginning of period	658,175	1,369,463
Cash and cash equivalents—End of period	$1,122,979	$896,387
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$45,247	$35,942
Operating lease assets obtained in exchange for operating lease liabilities	$34,507	$41,594
Capitalized assets financed by accounts payable	$88,214	$57,562
Stock-based compensation included in capitalized software development costs	$4,179	$3,634
Repurchases of Class A common stock in accrued expenses and other current liabilities	$1,578	$12,218
Assets acquired in a business combination, included in other assets, non-current, in exchange for Class A common stock	$—	$10,299
Tenant improvements paid by lessor	$—	$8,579
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
As of June 30, 2026, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors such as changes in interest rates, foreign currency exchange rates, trade policies and practices, inflation, supply chain disruptions and economic growth continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Change in Accounting Estimate
During the second quarter of 2026, in connection with its periodic reviews of the estimated useful lives of property and equipment, effective April 1, 2026, the Company changed its estimate of useful lives of certain data center computing and networking equipment from 3 years to 4 years to better reflect the estimated periods during which these assets will remain in service, as the Company expects longer refresh cycles for these assets. Based on the carrying value of impacted computing and networking equipment placed into service as of March 31, 2026, the effect of this prospective change in estimate was to reduce depreciation expense in platform operations by $4.6 million, increase net income by $3.1 million and increase basic and diluted earnings per share by $0.01 for the three months ended June 30, 2026.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of specific expense categories included in the expense captions presented on the statements of operations. The new guidance does not change the expense captions on the statements of operations. In January 2025, the FASB issued ASU No. 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) which clarified the effective date of ASU No. 2024-03. The guidance will be effective on a prospective basis, with an option to apply it retrospectively, for annual periods beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2027, and for interim periods beginning with the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2028. Early adoption is permitted. The Company expects ASU 2024-03 to result in additional disclosures in the notes to financial statements.
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

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$64,394	$90,129	$104,391	$140,807
Denominator:
Weighted-average shares outstanding—basic	468,359	490,631	471,494	492,767
Effect of dilutive securities	1,589	5,145	1,903	6,573
Weighted-average shares outstanding—diluted	469,948	495,776	473,397	499,340
Basic earnings per share	$0.14	$0.18	$0.22	$0.29
Diluted earnings per share	$0.14	$0.18	$0.22	$0.28
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	33,632	16,051	33,632	16,051

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of June 30, 2026
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$301,288	$—	$301,288
Level 1:
Money market funds	639,743	—	639,743
Level 2:
Certificates of deposit	55,000	—	55,000
Commercial paper	107,009	82,476	189,485
Corporate debt securities	—	94,488	94,488
U.S. government and agency securities	19,939	185,390	205,329
Total	$1,122,979	$362,354	$1,485,333

	As of December 31, 2025
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$240,916	$—	$240,916
Level 1:
Money market funds	306,658	—	306,658
Level 2:
Commercial paper	83,180	133,222	216,402
Corporate debt securities	—	358,919	358,919
U.S. government and agency securities	27,421	152,741	180,162
Total	$658,175	$644,882	$1,303,057
The Company’s gross unrealized gains and losses from its short-term investments, recorded at fair value, for the three and six months ended June 30, 2026 and 2025, were immaterial. Gains and losses realized on sales of short-term investments were immaterial for the three and six months ended June 30, 2026.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

June 30, 2026
Due in one year	$280,034
Due in one to two years	82,320
Total	$362,354
Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$24,520	$18,049	$48,056	$35,082
Short-term lease cost	506	793	1,054	1,590
Variable lease cost	6,373	5,569	12,669	10,263
Sublease income	(141)	—	(279)	—
Total lease cost	$31,258	$24,411	$61,500	$46,935
Note 6—Debt
Credit Facility
On June 15, 2021, the Company and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent, entered into a Loan and Security Agreement (the “Credit Facility”). The Credit Facility consisted of a $450 million revolving loan facility, with a $20 million sublimit for swingline borrowings and a $15 million sublimit for the issuance of letters of credit. Under certain circumstances, the Company had the right to increase the Credit Facility by an amount not to exceed $300 million. The Credit Facility was collateralized by substantially all of the Company’s assets, including a pledge of certain of its accounts receivable, deposit accounts, intellectual property, investment property and equipment.
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
Loans under the Amended Credit Facility bore interest at a rate equal to, at the Company’s option, an annual rate of either a Base Rate or an adjusted term SOFR rate (defined as SOFR for a specified term plus a credit spread adjustment of 10 basis points, subject to a 0% floor), plus an applicable margin (“Base Rate Borrowings” and “Term SOFR Borrowings”). The Base Rate was defined as a rate per annum for any day equal to the greatest of (1) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (2) the New York Federal Reserve Bank (“NYFRB”) Rate in effect on such day plus half of 1%, and (3) the adjusted term SOFR rate for a one-month interest period on such day plus 1%. The applicable margin was between 0.25% to 1.25% for Base Rate Borrowings and between 1.25% and 2.25% for Term SOFR Borrowings based on the Company maintaining certain leverage ratios. The fee for undrawn amounts under the Amended Credit Facility ranged, based on the applicable leverage, from 0.200% to 0.350%. The Company was also required to pay customary letter of credit fees, as necessary.
The Amended Credit Facility contained customary conditions to borrowings, events of default and covenants, including covenants that restricted the Company’s ability to sell assets, make changes to the nature of the Company’s business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, engage in transactions with affiliates and make payments in respect of subordinated debt. The Amended Credit Facility also required the Company to maintain compliance with a maximum ratio of consolidated funded debt to consolidated EBITDA of 3.50 to 1.00.

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
Outstanding letters of credit under the Amended Credit Facility continued in full and unchanged subsequent to the execution of the Restated Loan and Security Agreement. No outstanding debt balance existed under the Amended Credit Facility at the time of the execution of the Restated Loan and Security Agreement. The Company paid immaterial accrued interest and fees upon execution of the Restated Loan and Security Agreement. The Revolving Facility has a scheduled maturity of April 14, 2031, at which time all outstanding amounts become due and payable, subject to certain extension mechanics set forth in the Restated Loan and Security Agreement.
As of June 30, 2026, the Company did not have an outstanding debt balance under the Revolving Facility. Availability under the Revolving Facility was $745 million as of June 30, 2026, which is net of outstanding letters of credit of $5 million.
The Restated Loan and Security Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell all or substantially all of its assets, engage in fundamental changes, incur, create or permit to exist liens, engage in sale and leaseback transactions or permit its subsidiaries to assume or incur additional indebtedness and guarantees. The Restated Loan and Security Agreement also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt, net of certain unrestricted cash and cash equivalents up to $250 million, to consolidated EBITDA of 3.50 to 1.00, subject to a temporary increase of such ratio in connection with certain material transactions. As of June 30, 2026, the Company was in compliance with all covenants.
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
As of December 31, 2025, $150 million remained available and authorized for repurchases. In February 2026, an additional $350 million was authorized under this program, bringing the total amount available for future repurchases to $500 million. During the three months ended June 30, 2026, the Company repurchased and subsequently retired 3 million shares of its Class A common stock for an aggregate repurchase amount of $59 million. During the six months ended June 30, 2026, the Company repurchased and subsequently retired 10 million shares of its Class A common stock for an aggregate repurchase amount of $233 million. The aggregate repurchase amounts for the three and six months ended June 30, 2026 included immaterial amounts relating to the 1% excise tax on share repurchases, net of share issuances, from the Inflation Reduction Act of 2022 (“IRA”). As of June 30, 2026, $269 million remained available and authorized for repurchases.
Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Platform operations	$8,816	$9,083	$17,214	$18,300
Sales and marketing	30,645	30,368	57,663	59,304
Technology and development	43,138	42,800	83,921	83,781
General and administrative	26,957	46,634	59,804	95,753
Total	$109,556	$128,885	$218,602	$257,138
Stock Options, Excluding the CEO Performance Option
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	11,209	$47.09
Granted	9,158	22.36
Exercised	(600)	8.73
Expired/Forfeited	(2,392)	50.36
Outstanding as of June 30, 2026	17,375	$34.93
Exercisable as of June 30, 2026	6,337	$40.13
Stock-based compensation expense relating to stock options was $20 million and $18 million for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense relating to stock options was $36 million and $32 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had unrecognized stock-based compensation relating to stock options of approximately $185 million, which is expected to be recognized over a weighted-average period of 3.4 years.
CEO Performance Option
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (the “CEO Performance Option”) under the 2016 Plan. The CEO Performance Option has an exercise price of $68.29 per share. As of December 31, 2025, the CEO Performance Option had 17.8 million options outstanding. No options under the CEO Performance Option were granted, exercised, forfeited or expired during the three and six months ended June 30, 2026. As of June 30, 2026, the CEO Performance Option had 17.8 million options outstanding and 3.4 million exercisable options.

There was no stock-based compensation expense relating to the CEO Performance Option during the three months ended June 30, 2026, as stock-based compensation expense relating to the CEO Performance Option had been fully recognized as of March 31, 2026. Stock-based compensation expense of $19 million for the CEO Performance Option was recorded as a component of general and administrative expense during the three months ended June 30, 2025. Stock-based compensation expense of $5 million and $43 million for the CEO Performance Option was recorded as a component of general and administrative expense during the six months ended June 30, 2026 and 2025, respectively.
Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2025	11,608	$63.63
Granted	15,705	25.50
Vested	(2,715)	61.15
Forfeited	(2,081)	47.76
Unvested as of June 30, 2026	22,517	$38.81
Stock-based compensation expense relating to restricted stock was $85 million and $81 million for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense relating to restricted stock was $167 million and $152 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $808 million, which is expected to be recognized over a weighted-average period of 3.3 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense relating to the ESPP was $5 million and $11 million for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense relating to the ESPP was $11 million and $30 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $17 million, which is expected to be recognized over a weighted-average period of 1.2 years.
Note 9—Income Taxes
In determining the interim provision for income taxes for each of the three and six months ended June 30, 2026 and 2025, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended June 30, 2026 and 2025, the provision for income taxes included benefits (detriments) associated with stock-based awards of $(9) million and $4 million, respectively. For the six months ended June 30, 2026 and 2025, the provision for income taxes included benefits (detriments) associated with stock-based awards of $(18) million and $14 million, respectively.

For the six months ended June 30, 2026 and 2025, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to the impact of stock-based awards, including non-deductible stock-based compensation and tax benefits (detriments) associated with employee exercises of stock options and vesting of restricted stock, as well as state and foreign taxes, partially offset by research and development tax credits.
There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2026.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$730	$407	$1,103	$783
Interest income	(12,238)	(18,442)	(25,980)	(38,950)
Interest income, net	$(11,508)	$(18,035)	$(24,877)	$(38,167)
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
Revenue by principal geographic area, based on the address of the clients or client affiliates, set forth as a percentage of total revenue, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	83%	86%	83%	86%
International	17%	14%	17%	14%
Total	100%	100%	100%	100%

Percentages presented by principal geographic area for the three and six months ended June 30, 2025 have been recast to reflect current-year presentation based on revenue. Supplier Components included as a reduction to revenue but not directly recorded to a geographic area were attributed based on the Gross Billings in the geographic area.

Note 11— Commitments and Contingencies
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon the Company to provide indemnification under such agreements, but there are no claims of which the Company is aware that could have a material effect on the Company’s condensed consolidated balance sheets, statements of operations or statements of cash flows. Accordingly, no material amounts have been recorded at June 30, 2026 and 2025.
The Company is under audit by various taxing authorities regarding the applicability of certain taxes not based on income to the Company’s operations, including sales and use taxes. These audits are at various stages ranging from court appeal to documentation requests. The Company establishes accruals for contingencies, including uncertainties related to taxes not based on income, when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Based on the information available, the Company continues to evaluate and assess the transactions within these jurisdictions against relevant tax law, and it believes that tax liabilities recorded with regard to these taxes are adequate and reasonable. The Company is also under audit by various domestic and foreign tax authorities for other tax matters. The Company believes that the amount of losses or any estimable range of possible losses with respect to these matters will not, either individually or in the aggregate, have a material adverse effect on its business and condensed consolidated financial statements. Due to the inherent complexity and uncertainty of these matters and judicial process in certain jurisdictions, the final outcome may be materially different from the Company’s expectations.
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
Litigation Related to Reincorporation
On October 4, 2024, a stockholder filed a class action complaint in the Court of Chancery in the State of Delaware alleging claims for breach of contract against the Company and breach of fiduciary duties against the Company’s then-directors, in connection with the Company’s reincorporation from Delaware to Nevada. Gunderson v. The Trade Desk, Inc., No. 2024-1029 (Del. Ch.) (the “Gunderson Action”). On October 24, 2024, the plaintiff filed an amended complaint. The complaint sought, among other things, an order declaring that the Company’s conversion required approval by a supermajority of the Company’s stockholders and an order enjoining the November 14, 2024 stockholder vote on the conversion. On October 28, 2024, the parties completed expedited briefing on cross motions for partial summary judgment regarding the causes of action asserted in the original complaint, and the court heard oral argument on the motions on October 30, 2024. On November 6, 2024, the court granted the defendants’ summary judgment motion and denied the plaintiff’s cross-motion, finding that the conversion did not require supermajority approval of the Company’s stockholders, and that the defendants did not breach their fiduciary duties by disclosing that the conversion required a vote of a simple majority of the Company’s stockholders. The plaintiff chose not to appeal. The case is now proceeding as to the plaintiff’s remaining claims that the Company’s then-directors breached their fiduciary duties because the reincorporation to Nevada was substantively and procedurally unfair, and that the transaction is not subject to the business judgment rule because it was not subject to approval by a special committee of the board or by a majority of the disinterested stockholders. The defendants have moved to dismiss, but no briefing schedule has been set. On April 28, 2025, the plaintiff in the Scarantino Action (as defined below) moved to intervene and stay the Gunderson Action. On May 20, 2025, the Court granted the motion to intervene and stayed the Gunderson Action pending completion of the books and records inspection in the Scarantino Action. On July 27, 2026, the stockholder from the Scarantino Action (defined below) filed a class action complaint in the Gunderson Action and a motion to appoint itself as lead plaintiff and its counsel as lead counsel in that action (the “Scarantino Complaint”). The Scarantino Complaint challenges the Company’s reincorporation from Delaware to Nevada and asserts breach of fiduciary duty claims against Jeff Green in his capacity as controlling stockholder and the Company’s then board of directors. There is no briefing schedule in place yet.
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
On April 24, 2025, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion and the Company’s dual class capital structure, among other things, pursuant to 8 Del. C. § 220. Richard Scarantino v. The Trade Desk, Inc., No 2025-0442 (Del. Ch.) (the “Scarantino Action”). The case was referred to a Magistrate in Chancery for trial, and a trial was held on July 16, 2025. On July 31, 2025, the Magistrate in Chancery issued a final report, in which she found that the stockholder plaintiff could receive certain limited requested board materials. The stockholder plaintiff filed exceptions to the Magistrate’s final report, and briefing on plaintiff’s exceptions was completed on September 26, 2025. On December 5, 2025, the Vice Chancellor issued an order denying plaintiff’s exceptions and affirming the Magistrate’s final ruling. On January 2, 2026, plaintiff filed a notice of appeal of the Vice Chancellor’s December 5, 2025, order to the Delaware Supreme Court. On June 26, 2026, the Delaware Supreme Court issued an order affirming the Magistrate’s and Vice Chancellor’s decisions.

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
Defendants filed a motion to dismiss the Consolidated Action on October 14, 2025. The court issued an order denying the motion to dismiss on March 17, 2026. Defendants filed their answer to the First Amended Complaint on April 30, 2026. On June 29, 2026, the court entered a scheduling order, which, among other things, set deadlines for a class certification motion, set deadlines for factual and expert discovery, and set a trial date of May 16, 2028. The case is still in its early stages. Management believes these claims to be meritless and intends to vigorously defend against them.

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
On March 5, 2026, plaintiff Hugues Gervat filed a purported shareholder derivative complaint in the U.S. District Court, Central District of California, captioned Gervat v. Green, et al., 2:26-cv-02341- CAS-DFMx (C.D. Cal.), against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief. On June 2, 2026, the court granted a joint stipulation filed by the parties to stay the action until the close of fact discovery in the securities class action.

On March 30, 2026, plaintiff Andrew Liebaert filed a purported shareholder derivative complaint in the Nevada State Court, Eighth Judicial District, Clark County, captioned Liebaert v. Green, et al., No. A-26-942794-C, against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief. On April 15, 2026, the court granted a joint stipulation filed by the parties to stay the action until the close of fact discovery in the securities class action. The order also provided that plaintiff may file a consolidated complaint or designate an operative complaint, but defendants are under no obligation to respond during the pendency of the stay. On August 4, 2026, the court reassigned the case to the Business Court and assigned a new Case No.: A-26-942794-B.
On April 23, 2026, plaintiff Erste Asset Management, GmbH filed a purported shareholder derivative complaint in the Nevada State Court, Clark County, captioned Erste Asset Management, GmbH v. Green, et al., No. A-26-944815-B, against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief. On July 14, 2026, the court granted a joint stipulation filed by the parties to stay the action until the close of fact discovery in the securities class action. The order also provided that plaintiff may file a consolidated complaint or designate an operative complaint, but defendants are under no obligation to respond during the pendency of the stay.
On May 5, 2026, plaintiff Mitchell Lvovsky filed a purported shareholder derivative complaint in the Nevada State Court, Clark County, captioned Mitchell Lvovsky v. Green, et al., No. A-26-945793-C, against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief. On July 14, 2026, the court granted a joint stipulation filed by the parties, staying the action until February 15, 2027. The order also provided that plaintiff may file a consolidated complaint or designate an operative complaint, but defendants are under no obligation to respond during the pendency of the stay. On August 4, 2026, the court reassigned the case to the Business Court and assigned a new Case No.: A-26-945793-B.
On June 15, 2026, plaintiff Joseph Fernicola filed a purported shareholder derivative complaint in the U.S. District Court, Central District of California, captioned Fernicola v. Green, et al., No. 26-cv-06490, against current and former officers and directors of the Company, naming the Company as a nominal defendant. The complaint generally arises out of the same allegations contained in the securities class action and alleges claims for breach of fiduciary duties and related claims. The action purports to be brought derivatively on behalf of the Company and seeks damages and other various forms of relief. On July 2, 2026, the court entered an order finding the action to be related to the securities class action and transferred the action to the same judge as the securities class action.
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
On December 18, 2025, the Court denied the Company’s motion to dismiss the consolidated amended complaint, except as to plaintiffs’ claim for declaratory relief, which the court dismissed with prejudice. The Company filed its answer to the consolidated amended complaint on February 17, 2026. On March 17, 2026, the court ordered a joint stipulation voluntary dismissing plaintiff Turner from the case without prejudice. The case is now in the discovery phase, which is set to close on September 10, 2027. Management continues to believe the claims asserted in this action to be meritless and intends to vigorously defend against them.

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

Executive Summary
Highlights

	Three Months Ended June 30,				Six Months Ended June 30,
	Dollars		Change		Dollars		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Revenue	$715,057	$694,039	$21,018	3%	$1,403,914	$1,310,060	$93,854	7%
Net income	$64,394	$90,129	$(25,735)	(29)%	$104,391	$140,807	$(36,416)	(26)%
Adjusted EBITDA(1)	$241,279	$270,755	$(29,476)	(11)%	$447,345	$478,630	$(31,285)	(7)%
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
We remain focused on operating efficiently while investing in significant opportunities to contribute toward long-term growth. We anticipate that our platform operations and technology and development operating expenses will continue to increase as we invest in platform operations for our hosting capabilities as well as technology and development to enhance our platform and related offerings, including our continued focus on the development and incorporation of AI. We also aim for balanced investments in sales and marketing activities in order to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to continue making disciplined investments in our infrastructure, including our information technology, financial and administrative systems and controls to support our growing operations.
We believe the markets outside of the United States, and in particular across Europe and Asia in markets such as the U.K., Germany, France, China, Japan, India and Australia, offer opportunities for growth. We intend to make balanced investments in our platform and our team to capitalize on the opportunity in international markets.
We believe that these investments will contribute to our long-term growth, although they may negatively impact profitability in the near term.
Our business model has allowed us to grow significantly over the long term, and we believe that our operating leverage enables us to support future long-term growth profitably.
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

Results of Operations for the Three and Six Months Ended June 30, 2026 Compared with the Three and Six Months Ended June 30, 2025
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended June 30,
	2026		2025
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$715,057	100%	$694,039	100%
Operating expenses:
Platform operations	184,333	26%	150,980	22%
Sales and marketing	174,404	24%	161,131	23%
Technology and development	140,742	20%	134,251	19%
General and administrative	114,001	16%	130,900	19%
Total operating expenses	613,480	86%	577,262	83%
Income from operations	101,577	14%	116,777	17%
Other expense (income):
Total other income, net	(11,514)	(2)%	(16,424)	(2)%
Income before income taxes	113,091	16%	133,201	19%
Provision for income taxes	48,697	7%	43,072	6%
Net income	$64,394	9%	$90,129	13%

	Six Months Ended June 30,
	2026		2025
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$1,403,914	100%	$1,310,060	100%
Operating expenses:
Platform operations	366,303	26%	293,819	22%
Sales and marketing	346,583	25%	313,874	24%
Technology and development	283,462	20%	266,653	20%
General and administrative	239,342	17%	264,485	20%
Total operating expenses	1,235,690	88%	1,138,831	87%
Income from operations	168,224	12%	171,229	13%
Other expense (income):
Total other income, net	(23,825)	(2)%	(37,741)	(3)%
Income before income taxes	192,049	14%	208,970	16%
Provision for income taxes	87,658	6%	68,163	5%
Net income	$104,391	7%	$140,807	11%
_______________
Note: Percentages may not sum due to rounding.
Revenue
Revenue increased by $21 million, or 3%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to an increase in gross spend on our platform, which was primarily driven by more overall advertising campaigns executed by new clients, partially offset by a decrease in gross spend from existing clients. The increase in revenue was also driven by a higher proportion of revenue earned from client spend due to increased pricing associated with value-added services, as well as the continued evolution of certain value-added services and data offerings, including changes to the use of supplier-provided components within those offerings, which resulted in the recognition of certain costs in platform operations rather than as reductions to revenue. These increases were partially offset by volume and other discounts in connection with joint business plans and other strategic partnerships in an effort to drive future growth.

Revenue increased by $94 million, or 7%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to an increase in gross spend on our platform, which was primarily driven by more overall advertising campaigns executed by new and existing clients and increased application of and changes in the mix of revenue-generating value-added services. The increase in revenue was also driven by a higher proportion of revenue earned from client spend due to increased pricing associated with value-added services; the continued evolution of certain value-added services and data offerings, including changes to the use of supplier-provided components within those offerings, which resulted in the recognition of certain costs in platform operations rather than as reductions to revenue; and higher utilization of our value-added services. These increases were partially offset by volume and other discounts in connection with joint business plans and other strategic partnerships in an effort to drive future growth.
Enhancements to our platform and the value-added services available to clients, including from Kokai and other features, and increased pricing associated with value-added services, enabled both our clients and us to capture increased value and drove higher utilization of our value-added services.
Revenue earned from our clients’ gross spend on our platform may fluctuate from period to period based on the types of services rendered and the extent to which our platform’s value-added services and data are utilized by clients; our client and channel mix; changes in our platform or related offerings; pricing; volume and other discounts; and the amount of certain costs of supplier-provided components of value-added services and data recorded as reductions to revenue versus as expenses in platform operations. We expect that our revenue earned from our clients’ gross spend will fluctuate in the future pursuant to these factors, especially as our platform evolves and we introduce new and enhanced platform features and related offerings that may be adopted by our clients, expand our omnichannel capabilities, continue to enter into joint business plans and other strategic partnerships, extend our reach to more CTV and other inventory and add additional clients whose businesses may have different underlying business models.
Platform Operations
Platform operations expense increased by $33 million, or 22%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to increases of $18 million in costs from supplier-provided components of value-added services and data, $8 million in hosting costs and $3 million in personnel costs. The increase in costs from supplier provided-components of value-added services and data was primarily attributable to the continued evolution of certain value-added services and data offerings, including changes to the use of supplier-provided components within those offerings, which resulted in the recognition of certain costs in platform operations rather than as reductions to revenue. The increase in hosting costs was primarily attributable to support costs relating to the increased use of our platform to query ad opportunities and purchase ad impressions while leveraging the AI and machine learning capabilities of our platform; investment in new data centers to support the continued growth of our platform; and increased use of features by our technical teams in support of our platform. The increase in hosting costs was partially offset by a gain on the sale of computing and networking equipment in connection with a normal-course decommissioning of certain data center assets as well as a change in the estimated useful lives of certain other data center computing and networking equipment. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for additional information. The increase in personnel costs was primarily due to headcount growth.
Platform operations expense increased by $72 million, or 25%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to increases of $31 million in hosting costs, $26 million in costs from supplier-provided components of value-added services and data and $7 million in personnel costs. The increase in hosting costs was primarily attributable to support costs relating to the increased use of our platform to query ad opportunities and purchase ad impressions while leveraging the AI and machine learning capabilities of our platform; investment in new data centers to support the continued growth of our platform; and increased use of features by our technical teams in support of our platform. The increase in hosting costs was partially offset by a gain on the sale of computing and networking equipment in connection with a normal-course decommissioning of certain data center assets as well as a change in the estimated useful lives of certain other data center computing and networking equipment. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for additional information. The increase in costs from supplier provided-components of value-added services and data was primarily attributable to the continued evolution of certain value-added services and data offerings, including changes to the use of supplier-provided components within those offerings, which resulted in the recognition of certain costs in platform operations rather than as reductions to revenue. The increase in personnel costs was primarily due to headcount growth.
We expect platform operations expense will fluctuate period to period, including as a percentage of revenue. We expect to experience an increased volume of queries per second (“QPS”) and media impressions purchased through our platform and invest in our hosting capabilities, including to support new technical features and functionality of our platform and related offerings and our growing AI and machine learning capabilities, subject to rising prices for data center components. We expect to invest in hiring and retaining top talent to support our clients while balancing platform support needs with other strategic priorities. Platform operations expense also may vary due to the amount of certain costs of supplier-provided components of value-added services and data recorded as platform operations expense versus as reductions to revenue.
Sales and Marketing
Sales and marketing expense increased by $13 million, or 8%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to increases of $11 million in personnel costs and $3 million in marketing costs. The increase in personnel costs was primarily due to an increase in incentive compensation driven by changes in incentive plan structure, salary increases in connection with regular merit and promotion cycles and an increase in headcount to support our sales efforts and to continue to develop and maintain relationships with our clients. The increase in marketing costs was primarily due to an increase from marketing events.
Sales and marketing expense increased by $33 million, or 10%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to increases of $29 million in personnel costs and $4 million in marketing costs. The increase in personnel costs was primarily due to an increase in incentive compensation driven by changes in incentive plan targets and structure, commissionable headcount growth and gross spend growth; salary increases in connection with regular merit and promotion cycles; and an increase in headcount to support our sales efforts and to continue to develop and maintain relationships with our clients. The increase in marketing costs was primarily due to an increase from marketing events.
We expect sales and marketing expense will fluctuate in future periods, including as a percentage of revenue, as we expect to make disciplined investments in hiring, retaining and incentivizing top talent while balancing other needs across our business to optimize for our strategic priorities.
Technology and Development
Technology and development expense increased by $6 million, or 5%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was due to increases of $4 million in personnel costs and $2 million in third-party costs. The increase in personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform and related offerings as well as salary increases in connection with regular merit and promotion cycles. The increase in third-party costs was primarily attributable to increased use of AI software tools to support our development efforts.
Technology and development expense increased by $17 million, or 6%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was due to increases of $14 million in personnel costs and $3 million in third-party costs. The increase in personnel costs was primarily attributable to headcount growth to maintain and support further development of our platform and related offerings as well as salary increases in connection with regular merit and promotion cycles. The increase in third-party costs was primarily attributable to increased use of AI software tools to support our development efforts.
We expect technology and development expense will fluctuate in future periods, including as a percentage of revenue, as we optimize our investments in the development of our platform and related offerings to support additional platform features and functionality, including AI and machine learning, the anticipated increase in advertising inventory and data suppliers and the anticipated increase in volume of QPS on our platform. We expect to invest in hiring and retaining top talent as well as utilizing other development tools, such as AI, to optimize for our business and focus development on offerings that support efficient and scalable growth.
General and Administrative
General and administrative expense decreased by $17 million, or 13%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to a $20 million decrease in stock-based compensation, partially offset by an increase of $3 million in personnel costs. The decrease in stock-based compensation was primarily due to a $19 million decrease relating to the CEO Performance Option, which was fully recognized by the end of the first quarter of 2026. The increase in personnel costs was primarily attributable to salary increases in connection with regular merit and promotion cycles as well as increased headcount to support our growth.
General and administrative expense decreased by $25 million, or 10%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to a $36 million decrease in stock-based compensation, partially offset by an increase of $11 million in personnel costs. The decrease in stock-based compensation was primarily due to a $38 million decrease relating to the CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life. The increase in personnel costs was primarily attributable to increased headcount to support our growth as well as salary increases in connection with regular merit and promotion cycles.
Excluding the prior impact of the CEO Performance Option, we expect general and administrative expense will fluctuate period to period, including as a percentage of revenue, as we make disciplined investments in corporate infrastructure. We expect general and administrative expenses will also fluctuate based upon various litigation, regulatory and governance matters. We expect to invest in hiring and retaining top talent while optimizing for our business and strategic priorities.
Total Other Income, Net
Total other income, net, decreased by $5 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily due to lower interest income on our cash and cash equivalents and short-term investments primarily driven by lower amounts invested and falling portfolio interest rates as well as foreign currency transaction losses driven by changes in foreign currency exchange rates against the U.S. Dollar, partially offset by gains on foreign currency forwards.
Total other income, net, decreased by $14 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily due to lower interest income on our cash and cash equivalents and short-term investments primarily driven by lower amounts invested and falling portfolio interest rates as well as foreign currency transaction losses driven by changes in foreign currency exchange rates against the U.S. Dollar, partially offset by gains on foreign currency forwards.
Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three and six months ended June 30, 2026 and 2025.
The provision for income taxes increased by $6 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to tax detriments associated with employee stock-based awards, compared to tax benefits associated with employee stock-based awards in the three months ended June 30, 2025, partially offset by lower pre-tax profitability.
The provision for income taxes increased by $19 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to tax detriments associated with employee stock-based awards, compared to tax benefits associated with employee stock-based awards in the six months ended June 30, 2025, partially offset by lower pre-tax profitability.
Liquidity and Capital Resources
As of June 30, 2026, we had working capital of $2.0 billion, which included $1.1 billion in cash and cash equivalents, $92 million of which was held by our international subsidiaries, and $362 million in short-term investments in marketable securities. Additionally, as of June 30, 2026, we had $745 million available under our Revolving Facility (refer to “— Credit Facility” below). For the six months ended June 30, 2026, we generated $545 million in cash flows from operating activities.
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
Credit Facility
On June 15, 2021, we and a syndicate of banks, led by JPMorgan Chase Bank, N.A., as agent, entered into a Loan and Security Agreement (the “Credit Facility”). The Credit Facility consisted of a $450 million revolving loan facility, with a $20 million sublimit for swingline borrowings and a $15 million sublimit for the issuance of letters of credit. Under certain circumstances, we had the right to increase the Credit Facility by an amount not to exceed $300 million.

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
Outstanding letters of credit under the Amended Credit Facility continued in full and unchanged subsequent to the execution of the Restated Loan and Security Agreement. No outstanding debt balance existed under the Amended Credit Facility at the time of the execution of the Restated Loan and Security Agreement. We paid immaterial accrued interest and fees upon execution of the Restated Loan and Security Agreement. The Revolving Facility has a scheduled maturity of April 14, 2031, at which time all outstanding amounts become due and payable, subject to certain extension mechanics set forth in the Restated Loan and Security Agreement.
As of June 30, 2026, we did not have an outstanding debt balance under the Revolving Facility. Availability under the Revolving Facility was $745 million as of June 30, 2026, which is net of outstanding letters of credit of $5 million. As of June 30, 2026, we were in compliance with all covenants.
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
As of December 31, 2025, $150 million remained available and authorized for repurchases. In February 2026, an additional $350 million was authorized under this program, bringing the total amount available for future repurchases to $500 million. During the three months ended June 30, 2026, we repurchased and subsequently retired 3 million shares of our Class A common stock for an aggregate repurchase amount of $59 million. During the six months ended June 30, 2026, we repurchased and subsequently retired 10 million shares of our Class A common stock for an aggregate repurchase amount of $233 million. The aggregate repurchase amounts for the three and six months ended June 30, 2026, included immaterial amounts relating to the 1% excise tax on share repurchases, net of share issuances, from the Inflation Reduction Act of 2022 (“IRA”). As of June 30, 2026, $269 million remained available and authorized for repurchases.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$545,399	$456,446
Net cash provided by (used in) investing activities	$164,919	$(346,155)
Net cash used in financing activities	$(245,514)	$(583,367)
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
For the six months ended June 30, 2026, cash provided by operating activities of $545 million resulted primarily from net income adjusted for noncash items of $418 million and a net increase from our operating assets and liabilities of $127 million. The net increase from our operating assets and liabilities was due to a $548 million decrease in accounts receivable and a $60 million decrease in prepaid expenses and other assets, partially offset by a $428 million decrease in accounts payable, a $36 million decrease in operating lease liabilities and a $17 million decrease in accrued expenses and other liabilities. The decrease in accounts receivable was due to the timing and seasonality of cash receipts from clients. The decrease in prepaid expenses and other assets was primarily due to a reduction in income taxes receivable driven by the current tax provision, net of tax payments, and the receipt of a tax refund. The decrease in accounts payable was due to the timing and seasonality of payments for Supplier Components. The decrease in operating lease liabilities was primarily due to rent payments. The decrease in accrued expenses and other liabilities was primarily due to the timing and seasonality of payments for certain personnel costs and a reduction of the liability relating to the ESPP due to the purchase of shares in accordance with the plan.
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
Investing Activities
Our primary investing activities consist of investing in short-term marketable securities, capital expenditures for property and equipment for the expansion of facilities to support our hosting capabilities as well as capital expenditures to develop our software in support of enhancing our platform and related offerings. Our capital expenditures and other investment activity may fluctuate based on liquidity needs and investment priorities, such as for hosting capabilities, platform development and repurchases of our Class A common stock in financing activities. Capital expenditures to support our hosting capabilities are also subject to rising prices for data center components, the timing, extent and duration of which cannot be predicted. From time to time, we may engage in sales of certain long-lived assets based upon business needs and market factors.
For the six months ended June 30, 2026, cash provided by investing activities of $165 million primarily resulted from $283 million of net maturities and sales of short-term investments and $16 million of proceeds from the sale of property and equipment, partially offset by $126 million to purchase property and equipment and $7 million of investments in capitalized software.
For the six months ended June 30, 2025, we used $346 million of cash in investing activities, consisting of $232 million of net purchases of short-term investments, $104 million to purchase property and equipment, $6 million of investments in capitalized software and $4 million for the acquisition of certain assets accounted for as a business combination.
Financing Activities
For the six months ended June 30, 2026, we used $246 million of cash in financing activities, consisting of $241 million of cash paid for repurchases of our Class A common stock and $21 million of taxes paid for restricted stock settlements, partially offset by $12 million of proceeds from our ESPP and $5 million of proceeds from stock option exercises.
For the six months ended June 30, 2025, we used $583 million of cash in financing activities, consisting of $647 million of cash paid for repurchases of our Class A common stock and $57 million of taxes paid for restricted stock settlements, partially offset by $74 million of proceeds from short-term borrowings, $32 million of proceeds from our ESPP and $14 million of proceeds from stock option exercises.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at June 30, 2026 other than the indemnification agreements described below.
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

The following table summarizes our non-cancelable contractual obligations as of June 30, 2026 (in thousands):

	Payments Due by Period
	Remainder of 2026	2027 and Thereafter	Total
Operating lease commitments	$44,519	$717,712	$762,231
Other contractual commitments	53,418	123,475	176,893
Total	$97,937	$841,187	$939,124
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our condensed consolidated financial statements. Accordingly, no material amounts have been recorded at June 30, 2026.
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
The following table presents a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$64,394	$90,129	$104,391	$140,807
Add back (deduct):
Depreciation and amortization expense	30,140	26,704	61,571	50,689
Stock-based compensation expense	109,556	128,885	218,602	257,138
Interest income, net	(11,508)	(18,035)	(24,877)	(38,167)
Provision for income taxes	48,697	43,072	87,658	68,163
Adjusted EBITDA	$241,279	$270,755	$447,345	$478,630

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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements such as whether supplier-provided components of value-added services and data should be recognized as reductions to revenue or expenses recorded in platform operations; stock-based compensation expense; and income taxes, including the realizability of deferred tax assets, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, for a complete discussion of our critical accounting estimates. There have been no material changes to these critical accounting policies or estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.
The realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence, both positive and negative. Objectively verifiable evidence includes our realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards during the year. This assessment requires significant judgment. In June 2026, the State of California enacted Senate Bill 122 that, among other changes, extended annual limitations on research and development credits, which may limit or delay the realizability of deferred tax assets related to research and development credits in California. Based on current estimates and our evaluation of positive and negative, objectively verifiable evidence to date, as of June 30, 2026, no valuation allowance has been recorded against deferred tax assets relating to California research and development credits. Actual results may differ from our estimates, and we will continue to evaluate the realizability of these deferred tax assets in future periods. Deferred tax assets related to California research and development credits, for tax return purposes, were approximately $37 million at June 30, 2026.
In addition to the critical accounting estimates described above, we also periodically evaluate other estimates including the estimated useful lives of our long-lived assets. As a result of an analysis we completed in the second quarter of 2026, we changed the estimated useful lives of certain of our data center computing and networking equipment to better reflect the estimated periods during which these assets will remain in service, as we expect longer refresh cycles for these assets. The estimated useful lives of certain computing and networking equipment that previously were 3 years were increased to 4 years. This change is accounted for prospectively effective April 1, 2026. For the full fiscal year 2026, beginning from April 1, 2026, we expect the change in useful lives to reduce depreciation expense in platform operations by approximately $14 million based on affected computing and networking equipment placed into service as of March 31, 2026. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - Use of Estimates - Change in Accounting Estimate for further information regarding this change.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Revolving Facility, which accrues interest at a variable rate. No amount was owed on our Revolving Facility as of June 30, 2026. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of June 30, 2026, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $4 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk relating to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen, Indian Rupee, South Korean Won, Swedish Krona, New Zealand Dollar, Indonesian Rupiah and Hong Kong Dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of June 30, 2026, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $48 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us. Gains and losses on foreign currency forward transactions in the three and six months ended June 30, 2026, were not material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The loss of agencies or advertisers as clients, especially those that represent relatively large amounts of our gross billings, could significantly harm our business, financial condition and results of operations. If we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the current and future advertisers represented by that agency.
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
We must maintain a consistent supply of quality ad inventory that is attractive to our clients. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges and social media platforms, including CTV and other video, mobile, display and audio inventory. The amount, quality and cost of inventory available to us can change at any time, including as publishers and other inventory suppliers respond to competition, consolidation among media companies or changes in the legal and regulatory landscape. A few inventory suppliers hold a significant portion of the programmatic inventory either generally or concentrated in a particular channel, such as audio and social media. In addition, we compete with companies with which we have business relationships. For example, Google is one of our largest advertising inventory suppliers in addition to being one of our competitors. If Google or any other company with attractive advertising inventory limits our access to its advertising inventory, our business could be adversely affected. If our relationships with certain of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory on favorable terms or at all. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.
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
If we fail to innovate or make the right investment decisions in our platform and related offerings, we may fail to attract and retain advertisers and advertising agencies and our revenue and results of operations may be harmed.
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
•changes in the pricing, cost or availability of third-party supplier-provided components of value-added services and data, including pricing structure changes and the alignment of our pricing model with our data partners, and our ability to successfully implement and roll out such changes;
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
A breach of our security, a flawed design, and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of our systems or data. This could result in government investigations, lawsuits (including class actions), enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our offerings, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. As some of our offerings involve the receipt and processing of identifiable information, the risks associated with data, including risks related to a breach of our systems, increase, and we could be subject to contractual breach and indemnification claims from other clients and partners and otherwise suffer damage to our reputation, brand, and business. We could also be required to notify regulators, clients or other third parties. Our platform may also receive data in aggregated or pseudonymized form, and if our systems are breached and such data or information is compromised, it could be damaging to our brand, reputation, and business. Cyberattacks could also compromise our own trade secrets and other confidential information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. Although we maintain errors or omissions and cyber liability insurance, the costs related to an incident or other security threats or disruptions may not be fully insured or indemnified by other means and insurance and other safeguards might only partially reimburse us for our losses, if at all. We also cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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
The market for talent in many of our areas of operations, including California and New York, is intensely competitive, as technology companies like ours compete to attract the best talent. As a business-to-business company, we do not have the same level of name recognition among potential recruits as business-to-consumer companies. Additionally, we have less experience with recruiting and less name recognition in geographies outside of the United States and may face additional challenges in attracting and retaining international employees. In addition, many companies now offer a remote or hybrid work environment, which may increase the competition for employees from employers outside of our traditional office locations. We may face challenges and may incur increasingly significant costs to attract and retain highly skilled talent, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them.

We have experienced, and may continue to experience, periods of significant change or transition, including leadership changes, organizational restructuring, employee turnover, and the introduction of new strategic priorities. Such transitions can disrupt operations, reduce efficiency, create uncertainty, delay decision-making and execution of key initiatives and adversely affect our corporate culture and employee morale. Increased employee turnover, particularly among key personnel has resulted, and may continue to result, in the loss of institutional knowledge and further hinder productivity and collaboration. None of our key employees have an employment agreement for a specific term, and all of our employees may terminate their employment with us at any time. If we are unable to manage these transitions or executive successions effectively, our business, financial condition and results of operations could be adversely affected.
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
We have personnel in countries within North America, Central America, Europe, Asia and Australia, and we are continuing to expand our international operations. Some of the countries into which we are, or potentially may, expand score unfavorably on the Corruption Perceptions Index (“CPI”) of Transparency International. Our teams in locations outside the United States are substantially smaller than some of our teams in the United States. To the extent we are unable to effectively engage with non-U.S. advertising agencies or international divisions of U.S. agencies due to our limited sales force capacity, or we are unable to secure quality non-U.S. ad inventory and data on reasonable terms due to our limited inventory and data team capacity, we may be unable to effectively grow in international markets.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our amended and restated articles of incorporation provide that all Class B common stock will convert automatically into Class A common stock on December 22, 2035, unless converted prior to such date. As of June 30, 2026, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 50.3% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the dual class nature of our common stock, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceedings, refer to Note 11—Commitments and Contingencies—Litigation.
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
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes and other indirect taxes such as value-added taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge, and have challenged, our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. For example, the European Commission has proposed, and various jurisdictions, including a number of states in the United States, are considering enacting or have enacted laws that impose separate taxes on specified digital services, which may increase our tax obligations in such jurisdictions. In addition, the Organization for Economic Cooperation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Further, on July 4, 2025, the United States enacted the One Big Beautiful Bill Act that changes or makes permanent certain tax laws for corporations. On June 29, 2026, the State of California enacted Senate Bill 122, which, among other changes, extended annual limitations on research and development credits, which may limit or delay the realizability of tax benefits from the Company’s research and development efforts in California; in addition, Senate Bill 122 expanded its state sales and use tax base to include digital products beginning January 1, 2027. While the changes from these rules have not had a significant, negative impact to our financial condition or results of operations, they could increase our effective tax rate and cash tax payments, or otherwise negatively impact our profitability, in future periods. Any increase in our tax expense could have a negative effect on our financial condition and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including, the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended June 30, 2026.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in millions)
April 1-30	900	$22.07	900	$307
May 1-31	1,800	$21.53	1,800	$269
June 1-30	—	$—	—	$269
	2,700		2,700
_______________
(1) On February 15, 2023, we announced that our board of directors approved a share repurchase program with authorization to repurchase up to $700 million of our Class A common stock, which commenced in February 2023 and has no expiration date. In February 2024, an additional $647 million was authorized under this program, bringing the total amount available for future repurchases back to $700 million. At the end of January 2025, an additional $564 million was authorized under this program, bringing the total amount for future repurchases to $1 billion. In October 2025, an additional $500 million was authorized under this program after the previous authorization was used. In February 2026, an additional $350 million was authorized under this program, bringing the total amount available for future repurchases to $500 million. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The program does not obligate us to acquire a minimum amount of Class A common stock, and may be modified, suspended or terminated at any time at the discretion of our board of directors. See Note 7—Capitalization in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
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
During the quarter ended June 30, 2026, none of our Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Articles of Incorporation of The Trade Desk, Inc.	10-Q	11/6/2025	3.1

3.2	Amended and Restated Bylaws of The Trade Desk, Inc.	8-K	9/17/2025	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	10-K	2/21/2025	4.2

4.3	Form of Class B Common Stock Certificate.	10-K	2/21/2025	4.3

10.1+	Offer Letter, dated May 26, 2026, between The Trade Desk, Inc. and Nate Olmstead.				X

10.2+	Employment Agreement, dated as of May 26, 2026, between The Trade Desk, Inc. and Nate Olmstead.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: August 6, 2026	/s/ Nate Olmstead
Nate Olmstead
Chief Financial Officer (Principal Financial Officer)