Form 10-Q
period 2026-09-30
Trade Desk, Inc.
filed 2026-11-09
CIK 1671933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, the registrant had 429,792,121 shares of Class A common stock and 43,095,689 shares of Class B common stock outstanding.

THE TRADE DESK, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE TRADE DESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	As of September 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,229,288	$658,175
Short-term investments, net	420,380	644,882
Accounts receivable, net of allowance for credit losses of $18,026 and $12,199 as of September 30, 2026 and December 31, 2025, respectively	3,075,736	3,770,194
Prepaid expenses and other current assets	123,456	187,753
TOTAL CURRENT ASSETS	4,848,860	5,261,004
Property and equipment, net	451,227	396,819
Operating lease assets	473,927	342,042
Deferred income taxes	59,758	55,700
Other assets, non-current	113,866	97,655
TOTAL ASSETS	$5,947,638	$6,153,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$2,425,837	$3,007,651
Accrued expenses and other current liabilities	194,398	181,991
Operating lease liabilities	87,410	76,355
TOTAL CURRENT LIABILITIES	2,707,645	3,265,997
Operating lease liabilities, non-current	493,880	359,975
Other liabilities, non-current	43,616	42,857
TOTAL LIABILITIES	3,245,141	3,668,829
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.000001; 100,000 shares authorized, zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.000001 Class A, 1,000,000 shares authorized; 429,766 and 432,814 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively Class B, 95,000 shares authorized; 43,096 and 43,109 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	3,383,737	3,075,303
Accumulated deficit	(681,240)	(590,912)
TOTAL STOCKHOLDERS’ EQUITY	2,702,497	2,484,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,947,638	$6,153,220
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$735,965	$739,433	$2,139,879	$2,049,493
Operating expenses:
Platform operations	200,163	162,154	566,466	455,973
Sales and marketing	170,807	156,830	517,390	470,704
Technology and development	147,266	127,893	430,728	394,546
General and administrative	125,123	131,337	364,465	395,822
Total operating expenses	643,359	578,214	1,879,049	1,717,045
Income from operations	92,606	161,219	260,830	332,448
Other expense (income):
Interest income, net	(12,904)	(16,490)	(37,781)	(54,657)
Foreign currency exchange loss (gain), net	(940)	(1,810)	112	(1,384)
Total other income, net	(13,844)	(18,300)	(37,669)	(56,041)
Income before income taxes	106,450	179,519	298,499	388,489
Provision for income taxes	68,400	63,972	156,058	132,135
Net income	$38,050	$115,547	$142,441	$256,354
Earnings per share:
Basic	$0.08	$0.24	$0.30	$0.52
Diluted	$0.08	$0.23	$0.30	$0.52
Weighted-average shares outstanding:
Basic	468,996	487,729	470,652	491,069
Diluted	470,197	492,984	472,318	497,198
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	496,101	$—	$2,594,896	$354,249	$2,949,145
Exercise of common stock options	597	—	6,478	—	6,478
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	782	—	(29,457)	—	(29,457)
Issuance of common stock relating to business acquisition	127	—	10,299	—	10,299
Repurchases of Class A common stock	(6,288)	—	—	(400,409)	(400,409)
Stock-based compensation	—	—	129,950	—	129,950
Net income	—	—	—	50,678	50,678
Balance as of March 31, 2025	491,319	—	2,712,166	4,518	2,716,684
Exercise of common stock options	410	—	8,261	—	8,261
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,292	—	(27,591)	—	(27,591)
Issuance of common stock under employee stock purchase plan	625	—	34,531	—	34,531
Repurchases of Class A common stock	(3,748)	—	—	(257,003)	(257,003)
Stock-based compensation	—	—	130,822	—	130,822
Net income	—	—	—	90,129	90,129
Balance as of June 30, 2025	489,898	—	2,858,189	(162,356)	2,695,833
Exercise of common stock options	251	—	6,239	—	6,239
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	785	—	(22,678)	—	(22,678)
Repurchases of Class A common stock	(6,205)	—	—	(317,636)	(317,636)
Stock-based compensation	—	—	123,481	—	123,481
Net income	—	—	—	115,547	115,547
Balance as of September 30, 2025	484,729	$—	$2,965,231	$(364,445)	$2,600,786

Balance as of December 31, 2025	475,923	$—	$3,075,303	$(590,912)	$2,484,391
Exercise of common stock options	346	—	3,046	—	3,046
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	1,830	—	(10,649)	—	(10,649)
Repurchases of Class A common stock	(7,100)	—	—	(174,035)	(174,035)
Stock-based compensation	—	—	110,736	—	110,736
Net income	—	—	—	39,997	39,997
Balance as of March 31, 2026	470,999	—	3,178,436	(724,950)	2,453,486
Exercise of common stock options	254	—	1,599	—	1,599
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	423	—	(10,169)	—	(10,169)
Issuance of common stock under employee stock purchase plan	665	—	11,929	—	11,929
Repurchases of Class A common stock	(2,700)	—	—	(58,932)	(58,932)
Stock-based compensation	—	—	112,045	—	112,045
Net income	—	—	—	64,394	64,394
Balance as of June 30, 2026	469,641	—	3,293,840	(719,488)	2,574,352
Exercise of common stock options	214	—	1,229	—	1,229
Issuance of restricted stock, net of forfeitures and shares withheld for taxes	3,007	—	(8,845)	—	(8,845)
Repurchases of Class A common stock	—	—	—	198	198
Stock-based compensation	—	—	97,513	—	97,513
Net income	—	—	—	38,050	38,050
Balance as of September 30, 2026	472,862	$—	$3,383,737	$(681,240)	$2,702,497
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

THE TRADE DESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$142,441	$256,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,511	83,824
Stock-based compensation expense	313,695	378,454
Deferred income taxes	(4,058)	118,163
Noncash lease expense	60,416	51,234
Provision for expected credit losses on accounts receivable	6,225	1,498
Gain on sale of property and equipment	(17,687)	—
Other	5,075	(13,841)
Changes in operating assets and liabilities:
Accounts receivable	674,792	(149,053)
Prepaid expenses and other current and non-current assets	57,095	(91,574)
Accounts payable	(501,015)	120,381
Accrued expenses and other current and non-current liabilities	26,550	(26,798)
Operating lease liabilities	(54,372)	(47,510)
Net cash provided by operating activities	803,668	681,132
INVESTING ACTIVITIES:
Purchases of investments	(416,404)	(826,210)
Sales of investments	112,060	—
Maturities of investments	529,756	597,413
Purchases of property and equipment	(226,745)	(170,688)
Proceeds from sale of property and equipment	33,513	—
Capitalized software development costs	(11,567)	(9,093)
Business acquisition	—	(4,350)
Net cash provided by (used in) investing activities	20,613	(412,928)
FINANCING ACTIVITIES:
Repurchases of Class A common stock	(241,331)	(957,540)
Proceeds from exercise of stock options	5,897	20,287
Proceeds from employee stock purchase plan	11,929	32,446
Taxes paid relating to net settlement of restricted stock	(29,663)	(79,726)
Net cash used in financing activities	(253,168)	(984,533)
Increase (decrease) in cash and cash equivalents	571,113	(716,329)
Cash and cash equivalents—Beginning of period	658,175	1,369,463
Cash and cash equivalents—End of period	$1,229,288	$653,134
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for operating lease liabilities	$70,137	$56,863
Operating lease assets obtained in exchange for operating lease liabilities	$194,843	$76,052
Capitalized assets financed by accounts payable	$24,772	$30,511
Stock-based compensation included in capitalized software development costs	$6,599	$5,799
Tenant improvements paid by lessor	$2,207	$14,379
Repurchases of Class A common stock in accrued expenses and other current liabilities	$1,381	$19,407
Assets acquired in a business combination, included in other assets, non-current, in exchange for Class A common stock	$—	$10,299
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
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
As of September 30, 2026, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors such as changes in interest rates, foreign currency exchange rates, trade policies and practices, inflation, supply chain disruptions and economic growth continue to evolve. As a result, many of the Company’s estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Change in Accounting Estimate
During the second quarter of 2026, in connection with its periodic reviews of the estimated useful lives of property and equipment, effective April 1, 2026, the Company changed its estimate of useful lives of certain data center computing and networking equipment from 3 years to 4 years to better reflect the estimated periods during which these assets will remain in service, as the Company expects longer refresh cycles for these assets. Based on the carrying value of impacted computing and networking equipment placed into service as of March 31, 2026, the effect of this prospective change in estimate was to reduce depreciation expense in platform operations by $5 million and $9 million, increase net income by $4 million and $7 million, increase basic earnings per share by $0.01 and $0.01 and increase diluted earnings per share by $0.01 and $0.01 for the three and nine months ended September 30, 2026, respectively.
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

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$38,050	$115,547	$142,441	$256,354
Denominator:
Weighted-average shares outstanding—basic	468,996	487,729	470,652	491,069
Effect of dilutive securities	1,201	5,255	1,666	6,129
Weighted-average shares outstanding—diluted	470,197	492,984	472,318	497,198
Basic earnings per share	$0.08	$0.24	$0.30	$0.52
Diluted earnings per share	$0.08	$0.23	$0.30	$0.52
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	41,345	16,142	41,345	16,142

Note 4—Cash, Cash Equivalents and Short-Term Investments, Net
Cash, cash equivalents and short-term investments in marketable securities were as follows (in thousands):

	As of September 30, 2026
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$345,424	$—	$345,424
Level 1:
Money market funds	720,874	—	720,874
Level 2:
Certificates of deposit	55,476	—	55,476
Commercial paper	100,349	56,794	157,143
Corporate debt securities	—	115,764	115,764
U.S. government and agency securities	7,165	247,822	254,987
Total	$1,229,288	$420,380	$1,649,668

	As of December 31, 2025
	Cash and Cash Equivalents	Short-Term Investments, Net	Total
Cash	$240,916	$—	$240,916
Level 1:
Money market funds	306,658	—	306,658
Level 2:
Commercial paper	83,180	133,222	216,402
Corporate debt securities	—	358,919	358,919
U.S. government and agency securities	27,421	152,741	180,162
Total	$658,175	$644,882	$1,303,057
The Company’s gross unrealized gains and losses from its short-term investments, recorded at fair value, for the three and nine months ended September 30, 2026 and 2025, were immaterial. Gains and losses realized on sales of short-term investments were immaterial for the three and nine months ended September 30, 2026.

The contractual maturities of the Company’s short-term investments are as follows (in thousands):

September 30, 2026
Due in one year	$328,430
Due in one to two years	91,950
Total	$420,380
Note 5—Leases
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$29,730	$17,089	$77,786	$52,171
Short-term lease cost	497	622	1,551	2,212
Variable lease cost	5,681	4,915	18,350	15,178
Sublease income	(138)	—	(417)	—
Total lease cost	$35,770	$22,626	$97,270	$69,561
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
As of September 30, 2026, the Company did not have an outstanding debt balance under the Revolving Facility. Availability under the Revolving Facility was $745 million as of September 30, 2026, which is net of outstanding letters of credit of $5 million.
The Restated Loan and Security Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell all or substantially all of its assets, engage in fundamental changes, incur, create or permit to exist liens, engage in sale and leaseback transactions or permit its subsidiaries to assume or incur additional indebtedness and guarantees. The Restated Loan and Security Agreement also requires the Company to maintain compliance with a maximum ratio of consolidated funded debt, net of certain unrestricted cash and cash equivalents up to $250 million, to consolidated EBITDA of 3.50 to 1.00, subject to a temporary increase of such ratio in connection with certain material transactions. As of September 30, 2026, the Company was in compliance with all covenants.
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
As of December 31, 2025, $150 million remained available and authorized for repurchases. In February 2026, an additional $350 million was authorized under this program, bringing the total amount available for future repurchases to $500 million. During the three months ended September 30, 2026, the Company did not repurchase shares of its Class A common stock. During the nine months ended September 30, 2026, the Company repurchased and subsequently retired 10 million shares of its Class A common stock for an aggregate repurchase amount of $233 million. The aggregate repurchase amounts included in the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 included immaterial amounts relating to the 1% excise tax on share repurchases, net of share issuances, from the Inflation Reduction Act of 2022 (“IRA”). As of September 30, 2026, $269 million remained available and authorized for repurchases.
Note 8—Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Platform operations	$7,449	$7,953	$24,663	$26,253
Sales and marketing	23,199	28,133	80,862	87,437
Technology and development	36,794	40,197	120,715	123,978
General and administrative	27,651	45,033	87,455	140,786
Total	$95,093	$121,316	$313,695	$378,454
Stock Options, Excluding the CEO Performance Options
The following summarizes stock option activity:

	Shares Under Options (in thousands)	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	11,209	$47.09
Granted	10,376	21.91
Exercised	(814)	7.99
Expired/Forfeited	(4,300)	44.47
Outstanding as of September 30, 2026	16,471	$33.84
Exercisable as of September 30, 2026	6,359	$40.28
Stock-based compensation expense relating to stock options was $17 million and $20 million for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense relating to stock options was $52 million for each of the nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company had unrecognized stock-based compensation relating to stock options of approximately $157 million, which is expected to be recognized over a weighted-average period of 3.3 years.
CEO Performance Options
In October 2021, the Company granted a market-based performance award to the Company’s Chief Executive Officer (“CEO”), Jeff Green (the “2021 CEO Performance Option”) under the 2016 Incentive Award Plan. The 2021 CEO Performance Option has an exercise price of $68.29 per share. As of December 31, 2025, the 2021 CEO Performance Option had 17.8 million options outstanding. No options under the 2021 CEO Performance Option were granted, exercised, forfeited or expired during the three and nine months ended September 30, 2026. As of September 30, 2026, the 2021 CEO Performance Option had 17.8 million options outstanding and 3.4 million exercisable options.

There was no stock-based compensation expense relating to the 2021 CEO Performance Option during the three months ended September 30, 2026, as stock-based compensation expense relating to the 2021 CEO Performance Option had been fully recognized as of March 31, 2026. Stock-based compensation expense of $14 million for the 2021 CEO Performance Option was recorded as a component of general and administrative expense during the three months ended September 30, 2025. Stock-based compensation expense of $5 million and $57 million for the 2021 CEO Performance

Option was recorded as a component of general and administrative expense during the nine months ended September 30, 2026 and 2025, respectively.
In September 2026, the Company granted a market-based performance award to the Company’s Chief Executive Officer, Mr. Green (the “2026 CEO Performance Option”) under the 2025 Incentive Award Plan. If specified target goals for the per share price of the Company’s Class A common stock (ranging from $18.00 to $105.00 per share, as set forth in the table below) and certain other vesting conditions are satisfied, Mr. Green may purchase up to an aggregate of 7 million shares of the Company’s Class A common stock. Shares subject to the 2026 CEO Performance Option become exercisable and vested (the “Eligible Option Shares”) in seven tranches over a ten-year term to the extent that the average closing price per share of the Company’s Class A common stock on the Nasdaq Global Market, measured over any 20-consecutive-trading-day period, equals or exceeds the applicable per-share stock price following certification by the Company’s board of directors, as set forth in the following table, subject to adjustment for dividends, stock splits, combinations, reorganizations, reclassifications or similar events (the “Stock Price Achievements”):

Vesting Tranche	Stock Price Achievement Vesting Condition	Number of Shares Subject to Option
1	$18.00	1,200,000
2	$30.00	1,200,000
3	$45.00	1,200,000
4	$60.00	1,000,000
5	$75.00	800,000
6	$90.00	800,000
7	$105.00	800,000
The Stock Price Achievements were established to bridge from the Company’s current stock price to the remaining targets set forth in the 2021 CEO Performance Option. The Eligible Option Shares vest at each Vesting Tranche subject to Mr. Green’s continued service as the Company’s CEO as of the applicable vesting date or Mr. Green’s providing any other service to the Company that the Company’s board of directors at that time determines (in its sole discretion) to be sufficient if Mr. Green no longer serves as the Company’s CEO.
As of September 30, 2026, the 2026 CEO Performance Option had 7 million options outstanding and no exercisable options.
The 2026 CEO Performance Option has an exercise price of $14.97, the closing price per share of the Company’s Class A common stock on September 14, 2026, and a grant-date fair value of approximately $73 million, which was estimated using the Monte Carlo valuation model and is expected to be recognized on a graded-vesting basis over a total period of approximately five years but may be accelerated if vesting criteria are met prior to the estimated performance period. Stock-based compensation expense for the 2026 CEO Performance Option of $2 million was recorded as a component of general and administrative expense during the three months ended September 30, 2026. As of September 30, 2026, the Company had unrecognized stock-based compensation relating to the 2026 CEO Performance Option of approximately $71 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock
The following summarizes restricted stock activity:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2025	11,608	$63.63
Granted	32,696	20.18
Vested	(4,469)	56.14
Forfeited	(5,308)	42.81
Unvested as of September 30, 2026	34,527	$26.66

Stock-based compensation expense relating to restricted stock was $74 million and $84 million for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense relating to restricted stock was $241 million and $236 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had unrecognized stock-based compensation relating to restricted stock of approximately $863 million, which is expected to be recognized over a weighted-average period of 3.5 years.
Employee Stock Purchase Plan (“ESPP”)
Stock-based compensation expense relating to the ESPP was $2 million and $3 million for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense relating to the ESPP was $13 million and $33 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had unrecognized stock-based compensation relating to ESPP awards of approximately $10 million, which is expected to be recognized over a weighted-average period of 1.1 years.
Note 9—Income Taxes
In determining the interim provision for income taxes for each of the three and nine months ended September 30, 2026 and 2025, the Company utilized the annual estimated effective tax rate applied to the actual year-to-date income and added the tax effects of any discrete items in the reporting period in which they occur.
For the three months ended September 30, 2026 and 2025, the provision for income taxes included benefits (detriments) associated with stock-based awards of $(13) million and $(2) million, respectively. For the nine months ended September 30, 2026 and 2025, the provision for income taxes included benefits (detriments) associated with stock-based awards of $(31) million and $12 million, respectively.

For the nine months ended September 30, 2026 and 2025, the Company’s effective tax rate differed from the United States federal statutory tax rate of 21% primarily due to the impact of stock-based awards, including non-deductible stock-based compensation and tax benefits (detriments) associated with employee exercises of stock options and vesting of restricted stock, as well as state and foreign taxes, partially offset by research and development tax credits.
There were no material changes to the Company’s unrecognized tax benefits during the nine months ended September 30, 2026.
Note 10—Segment and Geographic Information
The Company’s chief operating decision maker is its CEO, who manages the Company and reviews financial information on a consolidated basis. The Company has one primary business activity, its advertising technology platform, as described in Note 1 – Nature of Operations. Accordingly, the Company operates in one operating segment on a consolidated basis: advertising technology platform. There are no differences in segmentation, the nature of significant expenses or the basis of measurement of segment profit and loss, which is consolidated net income, as compared to the disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$372	$356	$1,475	$1,139
Interest income	(13,276)	(16,846)	(39,256)	(55,796)
Interest income, net	$(12,904)	$(16,490)	$(37,781)	$(54,657)
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
Revenue by principal geographic area, based on the address of the clients or client affiliates, set forth as a percentage of total revenue, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	84%	86%	83%	86%
International	16%	14%	17%	14%
Total	100%	100%	100%	100%
Percentages presented by principal geographic area for the three and nine months ended September 30, 2025 have been recast to reflect current-year presentation based on revenue. Supplier Components included as a reduction to revenue but not directly recorded to a geographic area were attributed based on the Gross Billings in the geographic area.

Note 11—Commitments and Contingencies
Guarantees, Indemnification and Other
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to clients, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon the Company to provide indemnification under such agreements, but there are no claims of which the Company is aware that could have a material effect on the Company’s condensed consolidated balance sheets, statements of operations or statements of cash flows. Accordingly, no material amounts have been recorded at September 30, 2026 and 2025.
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
Litigation Related to Reincorporation
On October 4, 2024, a stockholder filed a class action complaint in the Court of Chancery in the State of Delaware alleging claims for breach of contract against the Company and breach of fiduciary duties against the Company’s then-directors, in connection with the Company’s reincorporation from Delaware to Nevada. Gunderson v. The Trade Desk, Inc., No. 2024-1029 (Del. Ch.) (the “Delaware Action”). On October 24, 2024, the plaintiff filed an amended complaint. The complaint sought, among other things, an order declaring that the Company’s conversion required approval by a supermajority of the Company’s stockholders and an order enjoining the November 14, 2024 stockholder vote on the conversion. On October 28, 2024, the parties completed expedited briefing on cross motions for partial summary judgment regarding the causes of action asserted in the original complaint, and the court heard oral argument on the motions on October 30, 2024. On November 6, 2024, the court granted the defendants’ summary judgment motion and denied the plaintiff’s cross-motion, finding that the conversion did not require supermajority approval of the Company’s stockholders, and that the defendants did not breach their fiduciary duties by disclosing that the conversion required a vote of a simple majority of the Company’s stockholders. The plaintiff chose not to appeal. The defendants moved to dismiss the plaintiff’s remaining claims that the Company’s then-directors breached their fiduciary duties in connection with the reincorporation. On April 28, 2025, the plaintiff in the Section 220 Action (as defined below) moved to intervene and stay the Delaware Action. On May 20, 2025, the Court granted the motion to intervene and stayed the Delaware Action pending completion of the books and records inspection in the Section 220 Action. On July 27, 2026, the stockholder from the Section 220 Action (defined below) filed a class action complaint in the Delaware Action, which also challenges the Company’s reincorporation from Delaware to Nevada and asserts breach of fiduciary duty claims against Jeff Green in his capacity as controlling stockholder and the Company’s then board of directors, and a motion to appoint itself as lead plaintiff and its counsel as lead counsel in that action (the “Scarantino Complaint”). The court granted that motion on August 10, 2026, which provides that the Scarantino Complaint is the operative complaint in the Delaware Action. Defendants moved to dismiss the Delaware Action on August 17, 2026, and briefing on that motion will be completed by March 15, 2027. The court is scheduled to hear argument on the motion to dismiss on April 21, 2027.
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
On April 24, 2025, a different stockholder filed a complaint in the Court of Chancery of the State of Delaware requesting production of the Company’s corporate books and records relating to the Nevada conversion and the Company’s dual class capital structure, among other things, pursuant to 8 Del. C. § 220. Richard Scarantino v. The Trade Desk, Inc., No. 2025-0442 (Del. Ch.) (the “Section 220 Action”). The case was referred to a Magistrate in Chancery for trial, and a trial was held on July 16, 2025. On July 31, 2025, the Magistrate in Chancery issued a final report, in which she found that the stockholder plaintiff could receive certain limited requested board materials. The stockholder plaintiff filed exceptions to the Magistrate’s final report, and briefing on plaintiff’s exceptions was completed on September 26, 2025. On December 5, 2025, the Vice Chancellor issued an order denying plaintiff’s exceptions and affirming the Magistrate’s final ruling. On January 2, 2026, plaintiff filed a notice of appeal of the Vice Chancellor’s December 5, 2025, order to the Delaware Supreme Court. On June 26, 2026, the Delaware Supreme Court issued an order affirming the Magistrate’s and Vice Chancellor’s decisions.

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
On October 24, 2025, the Court granted a joint stipulation filed by the Company and plaintiffs Cara Gardner and Ahmed Ibrahim to consolidate the District of Nevada derivative complaints and stay the actions until resolution of the motion to dismiss the Consolidated Action. The plaintiffs may file a consolidated complaint or designate an operative complaint, but defendants are under no obligation to respond during the pendency of the stay. On April 13, 2026, the court granted the parties’ stipulation to continue the stay until the close of fact discovery in the securities class action.
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
On August 6, 2026, the Court granted a joint stipulation filed by the parties to consolidate the Gervat v. Green, et al. and Fernicola v. Green, et al. actions. The Court stayed the consolidated action pursuant to the June 2, 2026 stay order entered in the Gervat v. Green, et al. action.
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
Note 12—Restructuring
In September 2026, the Company implemented an organizational realignment (the “2026 Restructuring Plan” or the “Plan”) as part of a company-wide effort to align resources with the Company’s highest-priority growth opportunities, improve operational effectiveness and build a more focused, agile and scalable organization positioned for long-term growth. The Plan included the elimination of positions and the reduction of the Company’s global workforce by approximately 15%.
To the extent termination benefits payable to affected employees are provided under the Company’s existing ongoing benefit arrangements, the related liability for severance and other termination benefits provided under the Plan is recognized when payment of the benefits is probable and the amount is reasonably estimable. Severance and other termination benefits provided under the Plan that are not part of the Company’s existing ongoing benefit arrangements are accounted for as one-time termination benefits. A liability for these benefits is measured at fair value and recognized in the period in which the Company communicated the termination arrangement to affected employees in sufficient detail to enable them to determine the type and amount of benefits they will receive.
The execution of the actions under the Plan included the provision for cash severance and other termination benefits, primarily health benefits. Other associated costs incurred pursuant to the Plan were immaterial. The Plan did not result in the exit of leased office space or impairments of assets. The identification of positions impacted and the communication of severance and benefits to impacted employees were completed in the third quarter of 2026. The

Company currently expects payments for cash severance and other termination benefits to be substantially completed by the end of the first quarter of 2027.
A summary of the Company’s restructuring charges for the three months ended September 30, 2026, by line item in the condensed consolidated statement of operations, is as follows (in thousands):

Severance and Other Termination Benefits
Platform operations	$3,814
Sales and marketing	15,757
Technology and development	15,379
General and administrative	9,308
Total	$44,258
The Company currently expects that the charges under the 2026 Restructuring Plan have been substantially recognized as of September 30, 2026. However, the timing and magnitude of other associated costs not yet incurred are subject to change.
The following table summarizes the changes in the Company’s restructuring liability, included within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2026 (in thousands):

Severance and Other Termination Benefits
Charges	$44,258
Cash payments	(13,951)
Liability as of September 30, 2026	$30,307
Note 13—Subsequent Events
On October 19, 2026, the Company’s stockholders approved the repricing (the “Repricing”) of certain eligible outstanding stock options granted under the Company's 2025 Incentive Award Plan. The Repricing applied to approximately 14.4 million outstanding stock options held by approximately 2,300 employees and executive officers on October 19, 2026, but excluded non-employee directors, any incentive stock options and the 2021 and 2026 CEO Performance Options. Eligible stock options that had original exercise prices ranging from approximately $12.72 to $122.23, per share, each of which exceeded the closing price of the Company's Class A common stock on October 19, 2026, were repriced to an exercise price of $12.26 per share. The Repricing includes a six-month premium exercise period, whereby the exercise price of a repriced option will revert to its original exercise price if the holder either exercises the option or terminates service, except upon a termination by the Company without cause, within six months following the effective date of the Repricing. There were no changes to the number of shares, the vesting schedules or the expiration dates of the repriced stock options.
The Repricing resulted in the modification of eligible stock options, and any incremental stock-based compensation expense will be measured as the excess, if any, of the fair value of the repriced eligible stock options immediately following the Repricing over the fair value of the eligible stock options immediately prior to the Repricing. Any incremental stock-based compensation expense will be recognized from the modification date through the longer of the premium exercise period or the original requisite service period. Due to the recency of the Repricing, the Company has not completed its valuation of this modification of eligible stock options as of the date these financial statements were issued.
In November 2026, an additional $731 million was authorized under the Company’s share repurchase program, bringing the total amount available for future repurchases to $1 billion. Refer to Note 7—Capitalization for additional information regarding the share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of macroeconomic uncertainty on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, taxes, capital expenditures including share repurchases, restructuring plans, option repricings, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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

Executive Summary
Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
	Dollars		Change		Dollars		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)
Revenue	$735,965	$739,433	$(3,468)	(0.5)%	$2,139,879	$2,049,493	$90,386	4%
Net income	$38,050	$115,547	$(77,497)	(67)%	$142,441	$256,354	$(113,913)	(44)%
Adjusted EBITDA(1)	$265,837	$317,480	$(51,643)	(16)%	$713,182	$796,110	$(82,928)	(10)%
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
Our historical growth has been largely driven by expanding our share of spend by our existing clients and adding new clients. Our clients include some of the largest advertising agencies and advertisers in the world, and we believe there is significant room for us to expand further within these clients, including room to expand the aperture of clients we support across the mid-market. As a result, future revenue growth depends, in large part, upon our ability to retain our existing clients and to gain a larger amount of their spend through our platform in a highly competitive advertising market. This includes our ability to differentiate to clients our platform’s overall value from competitors’ platforms that may offer artificially low prices, which are enabled by inherent conflicts of interest and a lack of objectivity that come with also selling advertising inventory. We believe that we offer differentiated offerings with superior value to new and existing clients.

Our future growth will also depend on our ability to continue innovating and improving the technology underlying our platform and related offerings and enhancing their functionality, including the development of new or improved value-added services or the inclusion of additional data, and driving continual and increased adoption of such value-added services and data by our clients.
We remain focused on operating efficiently as an agile, scalable organization while investing in significant opportunities that we believe will contribute the most toward long-term growth. We anticipate that our platform operations will continue to increase as we scale our hosting capabilities to support the anticipated growth of queries per second (“QPS”) on our platform and to support AI and machine learning capabilities on the platform. We also anticipate that we will make focused, strategic investments in technology and development to enhance our platform and related offerings, including our continued focus on the development and incorporation of AI. We also aim for balanced investments in sales and marketing activities in order to acquire new clients and reinforce our relationships with existing clients. In addition, we expect to optimize our investments in our infrastructure, including our information technology, financial and administrative systems and controls to support our operations.
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
Restructuring
In September 2026, we implemented the 2026 Restructuring Plan as a part of a company-wide effort to align resources with our highest-priority growth opportunities, improve operational effectiveness and build a more focused, agile and scalable organization. The Plan included the elimination of positions and the reduction of our global workforce by approximately 15%.
In connection with the 2026 Restructuring Plan, we recognized approximately $44 million of charges, resulting primarily from the provision for cash severance and other termination benefits. We currently expect that the charges under the 2026 Restructuring Plan have been substantially recognized as of September 30, 2026. However, the timing and magnitude of other associated costs not yet incurred are subject to change.
As of September 30, 2026, we had liabilities related to the Plan of $30 million recorded in accrued expenses and other current liabilities. We currently expect payments for cash severance and other termination benefits to be substantially completed by the end of the first quarter of 2027.
Refer to Note 12 — Restructuring for additional information.
Macroeconomic Uncertainty
Changes in interest rates, foreign currency exchange rates, trade policies and practices, inflation and other geopolitical developments have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services in various industries, including those provided by our clients, while also disrupting supply chains, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. In addition, high demand for hosting infrastructure components and third-party hosting services to support our AI efforts has increased the cost of these components and services for us. These increases have contributed to, and may continue to contribute to, higher platform operations expense and capital expenditures. As a result of the current uncertainty in economic activity, we are unable to predict the size and duration of the impact on our revenue and our results of operations. The extent of the impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, and the duration and extent of geopolitical and global economic disruption and their respective impacts on our clients, partners, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1A. Risk Factors” in Part II. Other Information for further discussion of the adverse impacts of macroeconomic uncertainty on our business.

Results of Operations for the Three and Nine Months Ended September 30, 2026 Compared with the Three and Nine Months Ended September 30, 2025
The following tables set forth our condensed consolidated results of operations for the periods presented.

	Three Months Ended September 30,
	2026		2025
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$735,965	100%	$739,433	100%
Operating expenses:
Platform operations	200,163	27%	162,154	22%
Sales and marketing	170,807	23%	156,830	21%
Technology and development	147,266	20%	127,893	17%
General and administrative	125,123	17%	131,337	18%
Total operating expenses	643,359	87%	578,214	78%
Income from operations	92,606	13%	161,219	22%
Other expense (income):
Total other income, net	(13,844)	(2)%	(18,300)	(2)%
Income before income taxes	106,450	14%	179,519	24%
Provision for income taxes	68,400	9%	63,972	9%
Net income	$38,050	5%	$115,547	16%

	Nine Months Ended September 30,
	2026		2025
	(in thousands)	(% of Revenue)	(in thousands)	(% of Revenue)
Revenue	$2,139,879	100%	$2,049,493	100%
Operating expenses:
Platform operations	566,466	26%	455,973	22%
Sales and marketing	517,390	24%	470,704	23%
Technology and development	430,728	20%	394,546	19%
General and administrative	364,465	17%	395,822	19%
Total operating expenses	1,879,049	88%	1,717,045	84%
Income from operations	260,830	12%	332,448	16%
Other expense (income):
Total other income, net	(37,669)	(2)%	(56,041)	(3)%
Income before income taxes	298,499	14%	388,489	19%
Provision for income taxes	156,058	7%	132,135	6%
Net income	$142,441	7%	$256,354	13%
_______________
Note: Percentages may not sum due to rounding.
Revenue
Revenue decreased by $3 million, or 0.5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily due to an overall decrease in gross spend on our platform driven by lower gross spend from existing clients partially offset by gross spend from new clients. The decrease in revenue was also driven by lower utilization of certain data offerings and an increase in discounts associated with joint business plans and other strategic partnerships in an effort to drive future growth. These decreases were partially offset by a higher proportion of revenue earned from client spend due to the continued evolution of certain value-added services and data offerings, which resulted in the recognition of certain costs in platform operations rather than as reductions to revenue, as well as increased pricing associated with value-added services. The decreases were also partially offset by $15 million of incremental revenue earned from a strategic partner that we do not expect to recur.

Revenue increased by $90 million, or 4%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily driven by a higher proportion of revenue earned from client spend due to increased pricing associated with value-added services and the continued evolution of certain value-added services and data offerings, which resulted in the recognition of certain costs in platform operations rather than as reductions to revenue, and higher utilization of other related offerings. In addition, the increase in revenue was also driven by $15 million of incremental revenue earned from a strategic partner that we do not expect to recur. These increases in revenue were partially offset by lower gross spend from existing clients, an increase in discounts associated with joint business plans and other strategic partnerships in an effort to drive future growth and lower utilization of certain data offerings.
Enhancements to our platform and related offerings and to the value-added services available to clients, including from Kokai and other features, and increased pricing associated with value-added services, enabled both our clients and us to capture increased value.
Revenue earned from our clients’ gross spend on our platform may fluctuate from period to period based on the types of services rendered and the extent to which our platform’s value-added services, data and other offerings are utilized by clients; our client and channel mix; changes in our platform or related offerings; pricing; volume and other discounts; and the amount of certain costs of supplier-provided components of value-added services and data recorded as reductions to revenue versus as expenses in platform operations. We expect that our revenue earned from our clients’ gross spend will fluctuate in the future pursuant to these factors, especially as our platform evolves and we introduce new and enhanced platform features and related offerings that may be adopted by our clients, expand our omnichannel capabilities, continue to enter into joint business plans and other strategic partnerships, extend our reach to more CTV and other inventory and add additional clients whose businesses may have different underlying business models.
Platform Operations
Platform operations expense increased by $38 million, or 23%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to increases of $14 million in hosting costs, $13 million in costs from supplier-provided components of value-added services and data, $4 million in restructuring costs and $3 million in data-related costs. The increase in hosting costs was primarily attributable to the increased use of our platform to query ad opportunities and purchase ad impressions while leveraging the AI and machine learning capabilities of our platform; increased use of features by our technical teams in support of our platform; and investment in data centers to support our platform. The increase in hosting costs was partially offset by a change in the estimated useful lives of certain data center computing and networking equipment. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for additional information. The increase in costs from supplier-provided components of value-added services and data was primarily attributable to the continued evolution of certain value-added services and data offerings, which resulted in the recognition of certain costs in platform operations rather than as reductions to revenue. The restructuring costs were for severance and other termination benefits under our 2026 Restructuring Plan, and there was no comparable restructuring plan in the three months ended September 30, 2025. The increase in data-related costs was driven by new investments in data providers.
Platform operations expense increased by $110 million, or 24%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to increases of $45 million in hosting costs, $38 million in costs from supplier-provided components of value-added services and data, $10 million in personnel costs, $10 million in data-related costs and $4 million in restructuring costs. The increase in hosting costs was primarily attributable to the increased use of our platform to query ad opportunities and purchase ad impressions while leveraging the AI and machine learning capabilities of our platform; increased use of features by our technical teams in support of our platform; and investment in data centers to support our platform. The increase in hosting costs was partially offset by a gain on the sale of computing and networking equipment primarily in connection with a normal-course decommissioning of certain data center assets as well as a change in the estimated useful lives of certain other data center computing and networking equipment. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for additional information. The increase in costs from supplier-provided components of value-added services and data was primarily attributable to the continued evolution of certain value-added services and data offerings, which resulted in the recognition of certain costs in platform operations rather than as reductions to revenue. The increase in personnel costs was primarily due to headcount growth prior to the 2026 Restructuring Plan as well as salary increases in connection with regular merit and promotion cycles. The increase in data-related costs was driven by new investments in data providers. The restructuring costs were for severance and other termination benefits under our 2026 Restructuring Plan, and there was no comparable restructuring plan in the nine months ended September 30, 2025.

We expect platform operations expense will fluctuate period to period, including as a percentage of revenue. We expect to experience an increased volume of QPS and media impressions purchased through our platform. We expect to strategically invest in our hosting capabilities, including to support new technical features and functionality of our platform and related offerings and our growing AI and machine learning capabilities. We continue to evaluate the mix of owned data center computing capacity and capacity provided by third-party hosting providers, each of which may be subject to rising prices due to market demand. We expect to invest in retaining top talent to support our clients while balancing platform support needs with other strategic priorities. Platform operations expense also may vary due to the amount of certain costs of supplier-provided components of value-added services and data recorded as platform operations expense versus as reductions to revenue.
Sales and Marketing
Sales and marketing expense increased by $14 million, or 9%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to $16 million in restructuring costs, partially offset by a $4 million decrease in personnel costs. The restructuring costs were for severance and other termination benefits under our 2026 Restructuring Plan, and there was no comparable restructuring plan in the three months ended September 30, 2025. The decrease in personnel costs was primarily due to a $5 million decrease in stock-based compensation primarily driven by the impact of employee departures, net of the impact of new equity awards.
Sales and marketing expense increased by $47 million, or 10%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to increases of $25 million in personnel costs, $16 million in restructuring costs and $6 million in marketing costs. The increase in personnel costs was primarily due to an increase in incentive compensation driven by changes in incentive plan targets and structure in an effort to continually incentivize top talent and reinforce our efforts to develop and maintain relationships with our clients as well as salary increases in connection with regular merit and promotion cycles. This increase in personnel costs was partially offset by a $7 million decrease in stock-based compensation primarily driven by the impact of employee departures and the impact of our declining stock price on our ESPP, net of the impact of new equity awards. The restructuring costs were for severance and other termination benefits under our 2026 Restructuring Plan, and there was no comparable restructuring plan in the nine months ended September 30, 2025. The increase in marketing costs was primarily due to an increase from marketing events.
We expect sales and marketing expense will fluctuate in future periods, including as a percentage of revenue, as we expect to focus our investments on retaining and incentivizing top talent while balancing other needs across our business to optimize for our strategic priorities.
Technology and Development
Technology and development expense increased by $19 million, or 15%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was due to $15 million in restructuring costs and a $3 million increase in third-party costs. The restructuring costs were for severance and other termination benefits under our 2026 Restructuring Plan, and there was no comparable restructuring plan in the three months ended September 30, 2025. The increase in third-party costs was primarily attributable to increased use of AI software tools to support our development efforts.
Technology and development expense increased by $36 million, or 9%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due to $15 million in restructuring costs as well as increases of $12 million in personnel costs and $7 million in third-party costs. The restructuring costs were for severance and other termination benefits under our 2026 Restructuring Plan, and there was no comparable restructuring plan in the nine months ended September 30, 2025. The increase in personnel costs was primarily attributable to salary increases in connection with regular merit and promotion cycles as well as headcount growth prior to the 2026 Restructuring Plan, partially offset by a $3 million decrease in stock-based compensation primarily driven by the impact of employee departures and the impact of our declining stock price on our ESPP, net of the impact of new equity awards. The increase in third-party costs was primarily attributable to increased use of AI software tools to support our development efforts.
We expect technology and development expense will fluctuate in future periods, including as a percentage of revenue, as we optimize our investments in the development of our platform and related offerings to support additional platform features and functionality, including AI and machine learning, the anticipated increase in advertising inventory and data suppliers and the anticipated increase in volume of QPS on our platform. We expect to invest in retaining top talent as well as utilize other development tools, such as AI, to optimize for our business and focus development on offerings that support efficient and scalable growth.
General and Administrative
General and administrative expense decreased by $6 million, or 5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a $17 million decrease in stock-based compensation, partially offset by $9 million in restructuring costs. The decrease in stock-based compensation was primarily due to a $14 million decrease relating to the 2021 CEO Performance Option, which was fully recognized by the end of the first quarter of 2026. The restructuring costs were for severance and other termination benefits under our 2026 Restructuring Plan, and there was no comparable restructuring plan in the three months ended September 30, 2025.
General and administrative expense decreased by $31 million, or 8%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to a $53 million decrease in stock-based compensation, partially offset by increases of $11 million in personnel costs and $9 million in restructuring costs. The decrease in stock-based compensation was primarily due to a $52 million decrease relating to the 2021 CEO Performance Option driven by the graded-vesting attribution method, under which more expense is recognized earlier in the option’s life. The increase in personnel costs was primarily attributable to salary increases in connection with regular merit and promotion cycles as well as headcount growth prior to the 2026 Restructuring Plan. The restructuring costs were for severance and other termination benefits under our 2026 Restructuring Plan, and there was no comparable restructuring plan in the nine months ended September 30, 2025.
We expect general and administrative expense will fluctuate period to period, including as a percentage of revenue, as we make disciplined investments in corporate infrastructure. We expect general and administrative expenses will also fluctuate based upon various litigation, regulatory and governance matters. We expect to invest in retaining top talent while optimizing for our business and strategic priorities.
Total Other Income, Net
Total other income, net, decreased by $4 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily due to lower interest income on our short-term investments primarily driven by lower amounts invested as well as losses on foreign currency forwards driven by changes in foreign currency exchange rates against the U.S. Dollar, partially offset by foreign currency transaction gains.
Total other income, net, decreased by $18 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily due to lower interest income on our cash and cash equivalents and short-term investments primarily driven by lower amounts invested and falling portfolio interest rates as well as foreign currency transaction losses driven by changes in foreign currency exchange rates against the U.S. Dollar, partially offset by gains on foreign currency forwards.
Provision for Income Taxes
The U.S. federal statutory tax rate was 21% for the three and nine months ended September 30, 2026 and 2025.
The provision for income taxes increased by $4 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to higher tax detriments associated with employee stock-based awards, partially offset by lower pre-tax profitability.
The provision for income taxes increased by $24 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to tax detriments associated with employee stock-based awards, compared to tax benefits associated with employee stock-based awards in the nine months ended September 30, 2025, partially offset by lower pre-tax profitability.
Liquidity and Capital Resources
As of September 30, 2026, we had working capital of $2.1 billion, which included $1.2 billion in cash and cash equivalents, $116 million of which was held by our international subsidiaries, and $420 million in short-term investments in marketable securities. Additionally, as of September 30, 2026, we had $745 million available under our Revolving Facility (refer to “— Credit Facility” below). For the nine months ended September 30, 2026, we generated $804 million in cash flows from operating activities.
We believe our existing cash and cash equivalents, cash flow from operations, and our undrawn available balance under our Revolving Facility (refer to “— Credit Facility” below) will be sufficient to meet our working capital requirements, including our 2026 Restructuring Plan, and investments we make from time to time for at least the next 12 months. We believe our existing cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to fund our share repurchase program. Further, we have a shelf registration statement on Form S-3 on file with the SEC (the “Shelf Registration”), which permits us to issue equity securities, debt securities and equity-linked securities from time to time, subject to certain limitations. The Shelf Registration is intended to provide us with additional flexibility to access capital markets for general corporate purposes, subject to market conditions and our capital needs. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A. Risk Factors” within this Quarterly Report on Form 10-Q.
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
As of September 30, 2026, we did not have an outstanding debt balance under the Revolving Facility. Availability under the Revolving Facility was $745 million as of September 30, 2026, which is net of outstanding letters of credit of $5 million. As of September 30, 2026, we were in compliance with all covenants.

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
As of December 31, 2025, $150 million remained available and authorized for repurchases. In February 2026, an additional $350 million was authorized under this program, bringing the total amount available for future repurchases to $500 million. During the three months ended September 30, 2026, we did not repurchase shares of our Class A common stock. During the nine months ended September 30, 2026, we repurchased and subsequently retired 10 million shares of our Class A common stock for an aggregate repurchase amount of $233 million. The aggregate repurchase amounts included in the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026, included immaterial amounts relating to the 1% excise tax on share repurchases, net of share issuances, from the Inflation Reduction Act of 2022 (“IRA”). As of September 30, 2026, $269 million remained available and authorized for repurchases. In November 2026, an additional $731 million was authorized under our share repurchase program, bringing the total amount available for future repurchases to $1 billion.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$803,668	$681,132
Net cash provided by (used in) investing activities	$20,613	$(412,928)
Net cash used in financing activities	$(253,168)	$(984,533)
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
For the nine months ended September 30, 2026, cash provided by operating activities of $804 million resulted primarily from net income adjusted for noncash items of $601 million and a net increase from our operating assets and liabilities of $203 million. The net increase from our operating assets and liabilities was due to a $675 million decrease in accounts receivable, a $57 million decrease in prepaid expenses and other assets and a $27 million increase in accrued expenses and other liabilities, partially offset by a $501 million decrease in accounts payable and a $54 million decrease in operating lease liabilities. The decrease in accounts receivable was due to the timing and seasonality of cash receipts from clients and a decrease in Gross Billings apart from seasonality. The decrease in prepaid expenses and other assets was primarily due to a reduction in income taxes receivable driven by the current tax provision, net of tax payments, and the receipt of a tax refund. The increase in accrued expenses and other liabilities was primarily due to accrued restructuring charges under the 2026 Restructuring Plan that remain unpaid. Refer to Note 12— Restructuring for further information. The decrease in accounts payable was due to the timing and seasonality of payments for Supplier Components and a decrease in Supplier Components associated with the decrease in Gross Billings apart from seasonality. The decrease in operating lease liabilities was primarily due to rent payments.
For the nine months ended September 30, 2025, cash provided by operating activities of $681 million resulted primarily from net income adjusted for noncash items of $876 million and a net decrease from our operating assets and liabilities of $195 million. The net decrease from our operating assets and liabilities was due to a $149 million increase in accounts receivable, a $92 million increase in prepaid expenses and other assets, a $48 million decrease in operating lease liabilities and a $27 million decrease in accrued expenses and other liabilities, partially offset by a $120 million increase in accounts payable. The increase in accounts receivable was due to the timing of cash receipts from clients. The increase in prepaid expenses and other assets was primarily due to the recognition of income taxes receivable for domestic research and development expenses pursuant to the One Big Beautiful Bill Act and estimated tax payments, partially offset by the tax provision and the timing of payment for employee engagement costs, including for travel and in-person events that occurred in the first quarter of 2025. The decrease in operating lease liabilities was due primarily to rent payments. The decrease in accrued expenses and other liabilities was primarily due to tax payments against the prior year income tax liability. The increase in accounts payable was due to the timing of payments for Supplier Components.
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
For the nine months ended September 30, 2026, cash provided by investing activities of $21 million primarily resulted from $225 million of net maturities and sales of short-term investments and $34 million of proceeds from sales of property and equipment, partially offset by $227 million to purchase property and equipment and $12 million of investments in capitalized software.
For the nine months ended September 30, 2025, we used $413 million of cash in investing activities, consisting of $229 million of net purchases of short-term investments, $171 million to purchase property and equipment, $9 million of investments in capitalized software and $4 million for the acquisition of certain assets accounted for as a business combination.
Financing Activities
For the nine months ended September 30, 2026, we used $253 million of cash in financing activities, consisting of $241 million of cash paid for repurchases of our Class A common stock and $30 million of taxes paid for restricted stock settlements, partially offset by $12 million of proceeds from our ESPP and $6 million of proceeds from stock option exercises.
For the nine months ended September 30, 2025, we used $985 million of cash in financing activities, consisting of $958 million of cash paid for repurchases of our Class A common stock and $80 million of taxes paid for restricted stock settlements, partially offset by $32 million of proceeds from our ESPP and $20 million of proceeds from stock option exercises.

Off-Balance Sheet Arrangements
We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements at September 30, 2026 other than the indemnification agreements described below.

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
The following table summarizes our non-cancelable contractual obligations as of September 30, 2026 (in thousands):

	Payments Due by Period
	Remainder of 2026	2027 and Thereafter	Total
Operating lease commitments	$7,220	$698,164	$705,384
Other contractual commitments	19,395	102,210	121,605
Total	$26,615	$800,374	$826,989
In the third quarter of 2026, we recognized approximately $148 million in operating lease liabilities relating to the expansion of an existing office facility located in the United States, which commenced in the third quarter of 2026 and is expected to expire in 2037. The non-cancelable, undiscounted contractual obligations relating to this operating lease have been included in the non-cancelable contractual obligations table above since the contract’s execution date in 2024.
In the ordinary course of business, we enter into agreements in which we may agree to indemnify clients, suppliers, vendors, lessors, business partners, lenders, stockholders and other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses or other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, obligations and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations and acts or omissions, or the business operations, obligations and acts or omissions of third parties. These indemnity provisions generally survive termination or expiration of the agreements in which they appear. In addition, we have entered into indemnification agreements with our directors, executive officers and other officers that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers or employees. In the ordinary course of business, demands have been made upon us to provide indemnification under such agreements, but we are not aware of any claims that could have a material effect on our condensed consolidated financial statements. Accordingly, no material amounts have been recorded at September 30, 2026.
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
Adjusted EBITDA
We use Adjusted EBITDA to evaluate our financial performance, operational efficiency and profitability and for certain financial and operational decision-making purposes, including annual budgeting and evaluating the effectiveness of business strategies. We define Adjusted EBITDA as net income before depreciation and amortization expense; stock-based compensation expense; restructuring charges; interest income, net; and provision for income taxes. Adjusted EBITDA is influenced primarily by fluctuations in our revenue and operating expenses, except for the income and expenses it excludes. Fluctuations impacting revenue and operating expenses are described above in “—Results of Operations”.
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
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs or contractual obligations, (2) the potentially dilutive impact of stock-based compensation, which will continue for the foreseeable future and represent recurring expense and a key part of our compensation strategy, (3) the impact of charges under our 2026 Restructuring Plan which, while infrequent and not reflective of our ongoing operations or the underlying trends in our business, carry working capital needs to satisfy severance liabilities, (4) interest income earned from cash and cash equivalents and short-term investments or interest expense relating to our Revolving Facility or (5) tax payments that may represent a reduction in cash available to us;
•Although depreciation and amortization expense are non-cash expenses, the assets that are depreciated or amortized — such as property and equipment and capitalized software development costs — may have to be replaced or expanded in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or expansions; and
•Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table presents a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$38,050	$115,547	$142,441	$256,354
Add back (deduct):
Depreciation and amortization expense	32,940	33,135	94,511	83,824
Stock-based compensation expense	95,093	121,316	313,695	378,454
Restructuring charges (1)	44,258	—	44,258	—
Interest income, net	(12,904)	(16,490)	(37,781)	(54,657)
Provision for income taxes	68,400	63,972	156,058	132,135
Adjusted EBITDA	$265,837	$317,480	$713,182	$796,110

(1) We have excluded restructuring charges, which primarily include severance and other termination benefits for affected employees, associated with our 2026 Restructuring Plan from Adjusted EBITDA because such charges are infrequent and non-recurring in nature, are distinct from ongoing operational costs and are not reflective of our ongoing performance or the underlying trends in our business. There was no comparable restructuring plan in the three and nine months ended September 30, 2025.
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

The realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence, both positive and negative. Objectively verifiable evidence includes our realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards during the year. This assessment requires significant judgment. In June 2026, the State of California enacted Senate Bill 122 that, among other changes, extended annual limitations on research and development credits, which may limit or delay the realizability of deferred tax assets related to research and development credits in California. Based on current estimates and our evaluation of positive and negative, objectively verifiable evidence to date, as of September 30, 2026, no valuation allowance has been recorded against deferred tax assets relating to California research and development credits. Actual results may differ from our estimates, and we will continue to evaluate the realizability of these deferred tax assets in future periods. Deferred tax assets related to California research and development credits, for tax return purposes, were approximately $37 million at September 30, 2026.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates under our Revolving Facility, which accrues interest at a variable rate. No amount was owed on our Revolving Facility as of September 30, 2026. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the short-term investments amount as of September 30, 2026, a hypothetical one percentage point increase or decrease in the interest rate would result in a corresponding increase or decrease in investment income of approximately $4 million annually.
Foreign Currency Exchange Risk
We have foreign currency exchange risk relating to transactions denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound, Australian Dollar, Canadian Dollar, Japanese Yen, Indian Rupee, South Korean Won, Swedish Krona, New Zealand Dollar, Indonesian Rupiah, Hong Kong Dollar and Chinese Yuan. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of September 30, 2026, an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts would result in a foreign currency loss of approximately $43 million. In the event our non-U.S. Dollar denominated sales and expenses increase, our operating results may be more greatly affected by exchange rate fluctuations.
We enter into forward contracts or other derivative transactions in an attempt to hedge our foreign currency risk. There can be no assurance that such transactions will be effective in hedging some or all of our foreign currency exposures, and under some circumstances they could generate losses for us. Gains and losses on foreign currency forward transactions in the three and nine months ended September 30, 2026, were not material.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business depends on the overall demand for advertising and on the economic health of the agencies and advertisers that use our platform. Market uncertainties or downturns, whether global, local or industry or sector specific, and any associated macroeconomic conditions, such as growing inflation, concerns around a potential recession, changes in interest rates, changes in foreign currency exchange rates, changes in trade policies and practices, supply chain disruptions, the impact of global instability in many parts of the world and public health crises, may disrupt the operations of our clients and partners and cause agencies and advertisers to decrease or pause their advertising budgets, which could reduce spend through our platform and adversely affect our business, financial condition and results of operations. As we explore new countries to expand our business, economic downturns or unstable market conditions in any of those countries could also result in our investments not yielding the returns we anticipate.

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
As new types of inventory become available, we will need to expend significant resources to ensure we have access to such new inventory. For example, although television advertising is a large market, only a very small percentage of it is currently purchased through digital advertising exchanges. We are investing heavily in our programmatic television offering, including by adding new features, functions and integrations to our platform. If the CTV market does not continue to grow as we anticipate or we fail to successfully serve such market, our growth prospects could be harmed.
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
A breach of our security, a flawed design, and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of our systems or data. This could result in government investigations, lawsuits (including class actions), enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our offerings, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. As some of our offerings involve the receipt and processing of identifiable information, the risks associated with data, including risks related to a breach of our systems, increase, and we could be subject to contractual breach and indemnification claims from clients and partners and otherwise suffer damage to our reputation, brand, and business. We could also be required to notify regulators, clients or other third parties. Our platform may also receive data in aggregated or pseudonymized form, and if our systems are breached and such data or information is compromised, it could be damaging to our brand, reputation, and business. Cyberattacks could also compromise our own trade secrets and other confidential information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. Although we maintain errors or omissions and cyber liability insurance, the costs related to an incident or other security threats or disruptions may not be fully insured or indemnified by other means and insurance and other safeguards might only partially reimburse us for our losses, if at all. We also cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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
State lawmakers are also actively addressing consumer data privacy issues. Many states have adopted omnibus consumer privacy laws. These state laws define “personal information” broadly enough to include many online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile advertising identifiers and unique cookie identifiers), individuals’ location data, and hashed versions of email addresses and phone numbers. These laws generally require covered businesses to meet numerous data privacy-related obligations and establish data privacy rights for consumers in such states (including rights to opt out of certain processing of their personal data and to request correction, deletion of and access to personal data), impose special rules on the collection of personal data from minors, precise location data and other personal data deemed “sensitive” under the laws, and create new notice and consent obligations. Many also impose data minimization requirements, mandating that companies only collect and process personal information for certain purposes. The California Attorney General and California Privacy Protection Agency have employed these data minimization standards in the context of advertising-related disclosures and it and other regulators may continue to pursue such theories. Perhaps most significant for the advertising industry, however, these laws require businesses that engage in certain advertising uses of personal data to offer and honor an opt-out of such activities. (Terminology varies slightly among some of the state laws, tying the opt-out requirement to “targeted advertising,” “sales” or “sharing” of personal data.)
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
These laws and their implementing regulations have and will likely also increase compliance costs and obligations on us, our clients, and other companies in the advertising industry. Although we have attempted to mitigate certain risks posed by these laws through contractual, platform and offering changes, we cannot predict with certainty the effect of these laws and their implementing regulations on our business, nor the share of consumers who will carry out their opt-out and other rights and how these actions will impact us, our clients, inventory sources, and our industry. Further, enforcement activity under such laws already in effect, particularly in California, reflects an ongoing focus on online advertising activities and signals regulators’ willingness to pursue in-depth investigations and impose substantial penalties on entities allegedly operating in violation of the statute. Thus, we expect that continuing to maintain compliance with states’ varying legal requirements, including monitoring and adjusting to new regulations and interpretations that emerge through enforcement actions, will require significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business.
In addition to these broad-based consumer privacy laws, lawmakers and regulators continue to focus on activities that involve use of categories of personal data perceived as especially sensitive, such as health data and children’s data. For example, the Children’s Online Privacy Protection Act restricts the use of children’s data for targeted advertising and several states have enacted laws that would substantially impact advertising to individuals under 18 years of age through a variety of new restrictions and prohibitions. Further, several states have enacted laws, updated existing laws or have introduced bills to impose new privacy obligations related to health-related personal information beyond that governed by federal and state laws governing medical records and similar information, such as HIPAA. For example, Washington’s My Health, My Data Act (“MHMD”) introduced a host of requirements related to a very broadly-defined notion of consumer health data that impacts the advertising industry and is backed by a private right of action. Other states have also adopted laws protecting “consumer health data” as well as information related to reproductive health care. These laws and the heightened scrutiny associated with the enforcement of such laws may, in turn, ultimately lead to increased compliance and defense costs, and more obligations on us, our clients and other companies in the advertising industry.
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
We deploy technical and organizational measures, internal policy controls, and contractual measures designed to limit how identifying information is used and shared and to help honor consumer choices. Nevertheless, we cannot guarantee any such measures or controls will be effective and handling identifying information increases our exposure under privacy and data protection laws. These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform and related offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our offerings, which could have an adverse effect on our business. In addition, public perception regarding data protection and privacy is significant in the programmatic advertising buying industry. Concerns about industry practices regarding the collection, use, and disclosure of personal data, whether or not valid and whether driven by applicable laws and regulations, industry standards, client or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform or related offerings by current and future clients. For example, perception that our practices involve an invasion of privacy or are designed with insufficient protections, whether or not such practices are consistent with current or future laws, regulations, or industry practices, may subject us to public criticism, additional private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. We may be unable to make changes and modifications to our business and offerings in a commercially reasonable manner or at all, and our ability to develop new offerings or certain features could be limited. All of this could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform and related offerings, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.
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
Today, digital advertising, including our platform, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Chrome, Safari, Microsoft Edge and Firefox—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers or operating systems currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default and other browsers could follow suit or prompt users to consent to the use of cookies. In addition, other participants in the real-time bidding ecosystem could decline to provide certain identifiers or introduce user settings that reduce the number of identifiers provided to us that help us to optimize supply paths, target audiences and measure outcomes. Although we believe our platform is well-positioned to adapt to browsers’ blocking or limitation of cookies and other identifiers, particularly with our Unified ID 2.0 offering, the impact of such changes — and broader scrutiny on the advertising technology ecosystem — remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel.
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

We have experienced, and may continue to experience, periods of significant change or transition, including leadership changes, organizational restructuring, employee turnover, and the introduction of new strategic priorities. Such transitions can disrupt operations, reduce efficiency, create uncertainty, delay decision-making and execution of key initiatives and adversely affect our corporate culture and employee morale. Increased employee turnover, particularly among key personnel, has resulted, and may continue to result, in the loss of institutional knowledge and further hinder productivity and collaboration. None of our key employees have an employment agreement for a specific term, and all of our employees may terminate their employment with us at any time. If we are unable to manage these transitions or executive successions effectively, our business, financial condition and results of operations could be adversely affected.
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
We have experienced significant growth in a short period of time. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our platform and client service may be adversely impacted if we do not train our new personnel, particularly our sales and support personnel, quickly and effectively, or if we fail to appropriately coordinate across our organization. Additionally, our rapid growth may place a strain on our resources, infrastructure and ability to maintain the quality of our platform and related offerings. Our revenue growth and levels of profitability in prior periods should not be considered as indicative of future performance. In future periods, our revenue or profitability could decline or grow more slowly than we expect. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and results of operations.
Further, we have in the past and may in the future, from time to time, implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, in September 2026 we implemented an organizational realignment as part of a company-wide effort to align resources with our highest-priority growth opportunities, improve operational effectiveness and build a more focused, agile and scalable organization positioned for long-term growth. In connection with this restructuring, we reduced our global workforce by approximately 15% and incurred restructuring charges of approximately $44 million, primarily resulting from the provision for cash severance and other termination benefits. We may not experience the anticipated benefits, in whole or in part, of this realignment, and the related organizational changes, including reductions in our workforce, could result in unintended consequences, such as decreased morale among remaining employees and reputational damage, which could make it more difficult for us to retain existing employees or hire new employees in the future, greater than anticipated costs, the loss of institutional knowledge and expertise, and increased difficulty managing the scale and complexity of our business. Further, if we do not effectively redistribute the duties and obligations of departed employees among our remaining employees, or if employees who were not affected by the reduction in our workforce seek alternative employment, we could incur unplanned additional expenses to ensure adequate resourcing and our productivity and business could be harmed.
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
•cover sales and marketing expenses;
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
Spend on our platform primarily comes through our agency clients. Many of our contracts with advertising agencies provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with advertisers. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In addition, typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our clients pay us on time, or at all. In addition, we typically experience slow payment cycles by advertising agencies as is common in our industry. While we attempt to negotiate long payment periods with our suppliers and shorter periods from our clients, we are not always successful. As a result, we generally pay our accounts payable on shorter cycles than we collect on our accounts receivable, requiring us to remit payments from our own funds, and accept the risk of credit loss.
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
Additionally, our directors, executive officers, employees and, in certain instances, service providers, hold shares of common stock subject to outstanding options, restricted stock awards and restricted stock units under our equity incentive plans. Those shares and the shares reserved for future issuance under our equity incentive plans are and will become eligible for sale in the public market, subject to certain legal and contractual limitations. Further, the option repricing we undertook in the second half of 2026 may cause more of our outstanding stock options to get exercised after the six-month holding period is satisfied and put additional downward pressure on the market price of our Class A common stock than if we had not undertaken the option repricing.
Insiders have substantial control over our company, including as a result of the dual class structure of our common stock, which could limit your ability to influence the outcome of key decisions, including a change of control.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have substantial control of the combined voting power of our common stock. Our amended and restated articles of incorporation provide that all Class B common stock will convert automatically into Class A common stock on December 22, 2035, unless converted prior to such date. As of September 30, 2026, stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 50.1% of the voting power of our outstanding capital stock. This concentrated control limits or precludes your ability to influence corporate matters, as the holders of Class B common stock are able to influence or substantially control matters requiring approval by our stockholders, including the election of the directors, excluding the director we have designated as a Class A director, and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This ownership concentration may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. Furthermore, in connection with the dual class nature of our common stock, we have become subject to legal proceedings and could become involved in additional litigation, including securities class action claims and/or derivative litigation. Any such legal proceedings, regardless of outcome or merit, may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. For additional information regarding the pending legal proceedings, refer to Note 11—Commitments and Contingencies—Litigation.
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
Our amended and restated articles of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following:
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
The Nevada Forum Provision and the Federal Forum Provision in our amended and restated articles of incorporation and amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents (including, without limitation, any claims in respect of stockholder nominations of directors as permitted under our amended and restated bylaws), which may discourage the filing of lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. In addition, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The state courts of the State of Nevada and the federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than to our stockholders.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight are required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A common stock during the three months ended September 30, 2026. Refer to Note 7—Capitalization and Note 13—Subsequent Events in Part I of this Quarterly Report on Form 10-Q for information regarding our share repurchase program.

Item 5. Other Information
Rule 10b5-1 Trading Plans
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, or the “Exchange Act”) may from time to time enter into plans for the purchase or sale of Company stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”).
During the quarter ended September 30, 2026, none of our Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Articles of Incorporation of The Trade Desk, Inc.	10-Q	11/6/2025	3.1

3.2	Amended and Restated Bylaws of The Trade Desk, Inc.	8-K	9/17/2025	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	10-K	2/21/2025	4.2

4.3	Form of Class B Common Stock Certificate.	10-K	2/21/2025	4.3

10.1+	Performance Stock Option Award Agreement under The Trade Desk, Inc. 2025 Incentive Award Plan, dated as of September 14, 2026, between The Trade Desk, Inc. and Jeff Green.				X

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(1)	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.ins	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.sch	Inline XBRL Taxonomy Schema Document.				X

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document.				X

101.def	Inline XBRL Taxonomy Definition Linkbase Document.				X

101.lab	Inline XBRL Taxonomy Label Linkbase Document.				X

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
________________________

+	Indicates a management contract or compensatory plan or arrangement.
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

THE TRADE DESK, INC. (Registrant)

Dated: November 9, 2026	/s/ Nate Olmstead
Nate Olmstead
Chief Financial Officer (Principal Financial Officer)